Form 10-K/A
period 2018-12-31
AgeX Therapeutics, Inc.
filed 2019-04-30
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

As of April 22, 2019, there were outstanding 37,630,000 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

References to “AgeX,” “our” or “us” mean AgeX Therapeutics, Inc.

The description or discussion, in this Form 10-KA-1, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

References to this Report mean our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by this Amendment No.1.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the original Form 10-K, prior to this Amendment No.1, is hereby deleted.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Gregory H. Bailey, M.D., 63, joined our Board of Directors in August 2018 and became the Chairman of our Board of Directors in October 2018. Dr. Bailey is currently the Chief Executive Officer of Juvenescence Limited, a privately held company focused on the development of therapies for ageing and age-related diseases. Dr. Bailey is also a director of Manx Financial Group, plc. Dr. Baily has founded and served as a director of a number of privately held companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for ten years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario.

Annalisa Jenkins, M.B.B.S., F.R.C.P., 53, has served as a member of our board of directors since October 2018. From November 2017 until April 2019, Dr. Jenkins served as the chief executive officer of PlaqueTec Ltd., a biotechnology company focusing on coronary artery disease treatment and prevention. Previously, Dr. Jenkins served as the chief executive officer and a member of the board of directors of Dimension Therapeutics, Inc., a biotechnology company focused on rare and metabolic diseases associated with the liver, from September 2014 until its sale to Ultragenyx Pharmaceutical Inc. in November 2017. From October 2013 to March 2014, Dr. Jenkins served as executive vice president, head of global research and development for Merck Serono Pharmaceuticals, a biopharmaceutical company. Previously, from September 2011 to October 2013, she served as Merck Serono’s executive vice president, global development and medical, and was a member of Merck Serono’s executive committee. Prior to that, Dr. Jenkins pursued a 15-year career at Bristol-Myers Squibb Company, a biopharmaceutical company, where, from July 2009 to June 2011, she was a senior vice president and head of global medical affairs. Dr. Jenkins is currently a committee member of the science board to the FDA, which advises FDA leadership on complex scientific and technical issues. Dr. Jenkins serves on the board of directors of Avrobio, Inc., Ardelyx, Inc., Oncimmune Holdings plc, Sensyne Health plc and a number of privately held biotechnology and life science companies. Dr. Jenkins previously served on the board of Silence Therapeutics. Dr. Jenkins graduated with a degree in medicine from St. Bartholomew’s Hospital in the University of London and subsequently trained in cardiovascular medicine in the UK National Health Service. Earlier in her career, Dr. Jenkins served as a medical officer in the British Royal Navy. We believe Dr. Jenkins is qualified to serve on our board based on her industry experience in the field in which we operate and her executive experience with companies in our industry.

John F. Mauldin, 69, joined our Board of Directors in May 2018. Mr. Mauldin currently serves as the President of Millennium Wave Advisors, which he joined in 2004, and is a member of the Board of Directors of Ashford Inc. Since November 2014, Mr. Mauldin has served as Chairman of Mauldin Economics, an investment newsletter and information publishing firm. Mr. Mauldin previously served as a member of the Board of Directors of Galectin Therapeutics, Inc. from May 2011 to December 2017. Mr. Mauldin is a regular contributor to publications including The Financial Times and The Daily Reckoning, as well as a frequent guest on CNBC, Yahoo Tech Ticker, and Bloomberg TV. Mr. Mauldin earned his Master of Divinity from Southwestern Baptist Theological Seminary and his B.A. from Rice University.

Michael H. Mulroy, 53, joined our Board of Directors during January 2017. Mr. Mulroy served as Chief Executive Officer and a member of the Board of Directors of Asterias Biotherapeutics, Inc. from June 2017 until it was acquired by BioTime during March 2019. Before joining Asterias, Mr. Mulroy was a business consultant and served as a Senior Advisor to CamberView Partners, LLC, assisting companies in connection with investor engagement and complex corporate governance issues. Mr. Mulroy served until September 2014 as Executive Vice President – Strategic Affairs and General Counsel of the Autoimmune and Rare Diseases Business Unit of Mallinckrodt plc following its acquisition of Questcor Pharmaceuticals, Inc. in August 2014. Mr. Mulroy was appointed Executive Vice President, Strategic Affairs and General Counsel and Corporate Secretary of Questcor during February 2014, having previously served as Chief Financial Officer, General Counsel and Corporate Secretary since January 2011. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004, and represented Questcor and other publicly-traded companies. From 1997 to 2003, Mr. Mulroy was an investment banker at Citigroup and Merrill Lynch. Mr. Mulroy has served as director of BioTime since October 2014. From July 2011 to August 2014, Mr. Mulroy served as a member of the Board of Directors of Comarco, Inc., which developed and designed innovative technologies and intellectual property used in power adapters. Mr. Mulroy earned his J.D. from the University of California, Los Angeles, and his B.A. in Economics from the University of Chicago.

Michael D. West, Ph.D., 66, joined the Board of Directors during January 2017 and has served as our Chief Executive Officer since that date. Dr. West was appointed Chief Executive Officer of BioTime, Inc. during October 2007 and then served as Co-Chief Executive Officer from October 2015 until September 2018. Dr. West also served as interim President and Chief Executive Officer of Asterias Biotherapeutics, Inc. from April 2014 to June 2014, and as Vice President of Technology Integration of Asterias until December 2015. Dr. West served as a director of: BioTime from 2002 until September 2018; Asterias from 2012 until September 2018; and OncoCyte Corporation from 2013 to 2016. Prior to becoming Chief Executive Officer of BioTime, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Ocata Therapeutics, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998, he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. from Rensselaer Polytechnic Institute in 1976, an M.S. in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Previous Arrangement for the Designation of Directors

Pursuant to a Shareholders Agreement between our former parent company BioTime, Inc. (“BioTime”) and our current largest stockholder Juvenescence Limited (“Juvenescence”), BioTime had the right to designate two members of our Board of Directors and Juvenescence had the right to designate three members of our Board of Directors. Under the Shareholders Agreement, the remaining members of the Board of Directors were to be independent of BioTime and Juvenescence and mutually agreed to and designated by BioTime and Juvenescence. Pursuant to the Shareholders Agreement, Juvenescence designated Gregory Bailey and Annalisa Jenkins as directors. BioTime had previously appointed Michael D. West and Michael Mulroy as directors. The Shareholders Agreement is no longer in effect, having expired on November 28, 2018 when BioTime distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”).

Audit Committee

We have established an Audit Committee of the Board of Directors. The members of the Audit Committee are initially Michael Mulroy, Annalisa Jenkins and John Mauldin, each of whom qualifies as being “independent” under Section 8.03(A) and 8.03(B) of the NYSE American Company Guide and under Rule 10A-3 of the Exchange Act. Mr. Mulroy is the Chairman of the Audit Committee. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and stockholders who beneficially own 5% or more of any class of our voting securities. We have adopted a written charter for our Audit Committee which we have posted on our website at www.agexinc.com. The Board of Directors has also determined that Mr. Mulroy is “financially sophisticated” within the meaning of the rules and regulations of the NYSE American and that Mr. Mulroy qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of the SEC and the NYSE American.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.agex.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Executive Officers

Our executive officers are Michael D. West, Chief Executive Officer, Russell L. Skibsted, Chief Financial Officer, and Hal Sternberg, Vice President of Research.

Russell L. Skibsted, 60, was appointed as our Chief Financial Officer during January 2018. Mr. Skibsted served a BioTime’s Chief Financial Officer from November 2015 to January 2018, and served as Chief Financial Officer of AgeX Therapeutics, Inc. from November 2015 until November 2018, and as Chief Financial Officer of Asterias Biotherapeutics, Inc. from March 2016 until November 2016. Mr. Skibsted served as Chief Financial Officer of Proove Biosciences, Inc. from 2013 to November 2014. From 2013 to 2014 Mr. Skibsted was Managing Director and Chief Financial Officer of RSL Ventures, where he provided financial consulting services to public and private companies in the life sciences sector. Mr. Skibsted served as Senior Vice President, Chief Financial Officer and Secretary of Aeolus Pharmaceuticals, a publicly traded biopharma company, from 2010 to 2013, and was Senior Vice President and Chief Business Officer of Spectrum Pharmaceuticals, a publicly traded, biopharmaceutical company, from 2006 to 2009. Previously, from 2004 to 2006, Mr. Skibsted served as Chief Financial Officer of Hana Biosciences, and from 2000 to 2004 he served as Chief Financial Officer and Portfolio Management Partner of Asset Management Company, a venture capital firm. Mr. Skibsted holds a B.A. in Economics from Claremont McKenna College and an MBA from the Stanford Graduate School of Business.

Hal Sternberg, Ph.D., 65, was appointed Vice President of Research in August 2017. Prior to serving in that role, Dr. Sternberg was BioTime’s Vice President of Research for over 25 years and was one of BioTime’s co-founders. Prior to co-founding and joining BioTime, Dr. Sternberg held various positions at the University of California at Berkeley from 1982 to 1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg holds a M.S. in chemistry and Ph.D. in Biochemistry from the University of Maryland.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other AgeX equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2018, except that a Form 3 was filed late by Nafees Malik our Chief Operating Officer and a Form 3 filed by John Mauldin, a member of our Board of Directors, was amended to reflect certain securities not reported in his original Form 3 as filed.

Item 11. Executive Compensation

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined in the rules and regulations of the SEC. As an emerging growth company and as a smaller reporting company we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies or smaller reporting companies. Accordingly, this Report includes reduced disclosure about our executive compensation arrangements.

The following table shows certain information relating to the compensation awarded to, earned by, or paid to our principal executive officer and our next two most highly compensated executive officers in respect of their service to AgeX, for our fiscal year ended December 31, 2018. We refer to these individuals as our “Named Executive Officers. Alfred D. Kingsley, our former Executive Chairman, resigned during October 2018.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our Named Executive Officers in respect of their service to the Company for the fiscal years ended December 31, 2018 and 2017.

Name and principal position	Year	Salary		Bonus		Option Awards(3)	All Other Compensation(4)	Total
Michael D. West	2018	$575,433	(1)	$39,000	(2)	$1,025,497	$10,477	$1,650,407
Chief Executive Officer	2017	272,126	(1)	—		865,720	—	1,137,846

Hal Sternberg	2018	242,665		30,000	(5)	20,058	4,270	296,993
Vice President, Research	2017	116,906		15,000	(5)	46,546	5,619	184,071

Alfred D. Kingsley(6)	2018	142,615	(7)	—		—	7,304	149,919
Former Executive Chairman	2017	110,769		—		433,017	3,529	547,315

(1)	Pursuant to the Shared Facilities Agreement, Dr. West’s salary for his services as Chief Executive Officer of AgeX during 2017 and for the period January 1 through September 17, 2018 was paid by BioTime, with 80% of such amount allocated to AgeX beginning in July 2017 and reimbursed to BioTime. From October 15 through December 31, 2018 we compensated Dr. West directly for his services as Chief Executive Officer under the terms of his employment agreement.

(2)	Pursuant to the Shared Facilities Agreement, Dr. West’s pro-rated bonus for his services as Chief Executive Officer of AgeX from January 1 through September 17, 2018 was paid by BioTime, with 80% of such amount allocated to AgeX and reimbursed to BioTime.

(3)	Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

For the options held by Dr. West, one third of such options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 24 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service from Dr. West as an employee or director of AgeX or BioTime. For the options held by Dr. Sternberg, one fourth of such options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service of Dr. Sternberg as an employee or director of AgeX or BioTime. All of the options held by Mr. Kingsley vested and became exercisable until October 16, 2023 upon Mr. Kingsley’s resignation effective October 15, 2018, resulting in an expected noncash stock based compensation expense of approximately $578,000 in accordance with ASC 718.

(4)	Amounts represent 401(k) matching contributions by us for 2018.

(5)	Amounts represent the discretionary annual cash bonus paid to Dr. Sternberg.

(6)	Mr. Kingsley resigned from all positions at AgeX effective October 15, 2018.

(7)	Mr. Kingsley’s annual salary was set by our Board of Directors following recommendation by BioTime’s compensation committee to its board of directors.

Employment Agreements and Change of Control Provisions

Michael D. West

We have entered into an employment agreement with our Chief Executive Officer Michael D. West, effective October 18, 2018 (the “West Employment Agreement”). Pursuant to the West Employment Agreement, Dr. West’s annual base salary was set at $525,000. Under the West Employment Agreement, Dr. West is eligible to earn an annual incentive cash bonus with a target of no less than 50% of annual base salary. Actual bonus amounts will be based on Dr. West’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

Under the West Employment Agreement, Dr. West has been granted options to purchase 500,000 shares of our common stock with an exercise price of $3.00 per share, with one fourth of the options vesting following 12 full months of continuous service as an employee of AgeX, measured from the date of grant, and the balance vesting in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX. Such options expire on the earliest of (1) 10 years from the date of grant, (2) three months after Dr. West ceases to provide continuous service to us (other than due to death or disability) or (3) one year after Dr. West ceases to provide continuous service to us due to death or disability.

Under the West Employment Agreement, Dr. West has agreed to certain covenants regarding confidential information and assignment of inventions, as well as a covenant not to solicit our employees during Dr. West’s employment with us and for one year thereafter. The West Employment Agreement also includes a covenant not to compete with us during his employment. In the event of Dr. West’s resignation or termination from AgeX for any reason, Dr. West has agreed to promptly resign from the Board of Directors of AgeX or any of its subsidiaries as well.

Hal Sternberg

We have entered into an employment agreement with our Vice President of Research Hal Sternberg (the “Sternberg Employment Agreement”). Dr. Sternberg’s annual base salary from January 1 through March 4, 2018 was $235,000 and from March 5 through December 31, 2018 was $242,050. Any bonus will be granted at the discretion of our Board of Directors based on Dr. Sternberg’s performance and achievement of goals or milestone set by the Board of Directors from time to time. The Board of Directors may also follow the recommendations of its compensation committee in determining whether to award bonuses or to establish performance goals or milestones. Under the Sternberg Employment Agreement, Dr. Sternberg has agreed to certain covenants regarding confidential information.

Alfred D. Kingsley

Effective October 15, 2018, Mr. Kingsley resigned from all of his positions with AgeX, including as our Executive Chairman. In connection with Mr. Kingsley’s resignation, we entered into a separation agreement under which Mr. Kingsley agreed to a general release of claims. We paid Mr. Kingsley his accrued but unpaid base salary up to October 15, 2018 and other accrued compensation. Mr. Kingsley’s annual salary was previously set by our Board of Directors following recommendation by BioTime’s compensation committee to its board of directors. In exchange for this release and Mr. Kingsley’s other obligations under the agreement, all options issued by AgeX Therapeutics, Inc. and held by Mr. Kingsley as of October 15, 2018, representing the right to purchase 330,000 shares of our common stock at an exercise price of $2.00 per share, vested as of October 15, 2018 and will remain exercisable until October 16, 2023, notwithstanding any provision to the contrary in our 2017 Equity Incentive Plan. Mr. Kingsley’s entitlement to the consideration under the separation agreement is subject to his continuing compliance with the terms of the agreement, which includes covenants relating to non-solicitation of employees for one year following the separation date, non-disparagement, confidentiality and cooperation with transition and succession matters.

Severance and Change of Control Arrangements for Dr. West and Dr. Sternberg

Pursuant to the West Employment Agreement and Sternberg Employment Agreement, each officer is entitled to severance benefits under certain circumstances.

If we terminate Dr. West’s employment without “cause” or he resigns for “good reason” at any time, he will be entitled to (1) 12 months base salary, (2) all accrued but unpaid salary earned prior to or as of the date of termination or resignation, (3) full payment of Dr. West’s target bonus due for such year and (4) for a period of six months, all benefits under any health insurance plan of AgeX. In addition, if we terminate Dr. West’s employment without “cause” or he resigns for “good reason,” (1) all of Dr. West’s outstanding equity awards that would otherwise have vested during the 12 months following termination or resignation will become fully vested and exercisable immediately and (2) with respect to any outstanding vested but unexercised options, the exercise period following termination or resignation will be extended to the earlier of the (A) 12 months after termination or (B) the natural expiration date of the applicable option. If we terminate Dr. West’s employment without “cause,” or he resigns for “good reason,” following a “Change of Control,” (1) Dr. West will be entitled to all of the benefits and payments that he would have been entitled to if his employment had been otherwise terminated without “cause” or if he resigned for “good reason,” as set forth above, and (2) all of Dr. West’s unvested options and restricted stock units, if any, will become fully vested and exercisable immediately. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of Dr. West’s salary while employed by us. In order to receive the severance benefits, Dr. West must execute a general release of all claims against us.

If we terminate Dr. Sternberg’s employment without “cause” within 12 months of employment, he will be entitled to three months base salary. If we terminate Dr. Sternberg’s employment without “cause” after 12 months of employment, he will be entitled to six months base salary. If we terminate Dr. Sternberg’s employment following a “Change of Control” within 12 months of employment, he will be entitled to three months based salary and accelerated vesting of 50% of any then unvested stock options granted. If we terminate Dr. Sternberg’s employment following a “Change in Control” after 12 months of employment, he will receive six months base salary and vesting of 100% of any then unvested stock options granted. If Dr. Sternberg’s employment is terminated for “cause,” due to death or disability or from Dr. Sternberg’s resignation, Dr. Sternberg will be entitled to all accrued but unpaid salary earned prior to or as of the date of termination or resignation. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of Dr. Sternberg’s salary while employed by us. In order to receive the severance benefits, Dr. Sternberg must execute a general release of all claims against us and must return all our property in his possession.

“Change of Control,” as defined in each of the West Employment Agreement and Sternberg Employment Agreement, means any one of the following:

●	the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors, except that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned more than 10% of our voting securities will not be a Change of Control. In addition, an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities will not constitute a Change of Control;

●	the sale of all or substantially all of our assets; or

●	a merger or consolidation in which we merge or consolidate into another corporation or entity in which our shareholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity.

A Change of Control will not occur if all of the persons acquiring our voting securities or assets, or merging or consolidating with us, are one or more of our direct or indirect subsidiaries or parent corporations. “Affiliated Group” means (A) a person and one or more other persons in control of, controlled by, or under common control with, such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors.

Equity Incentive Plan

We have adopted the 2017 Equity Incentive Plan, or the Plan, that permits us to grant awards, or Awards, consisting of stock options, the grant or sale of restricted stock, or Restricted Stock, the grant of stock appreciation rights, or SARs, and the grant of hypothetical units issued with reference to our common stock, or Restricted Stock Units, for up to 4,000,000 shares of our common stock. Awards may be granted under the Plan to employees, directors, and consultants of AgeX and our subsidiaries, including also subsidiaries that we may form or acquire in the future. The Plan will be administered by our Board of Directors, or the AgeX Board, or by a committee authorized by our Board, or the Committee, who will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Plan.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events as determined by the AgeX Board or the Committee. The AgeX Board or Committee, in its discretion, may accelerate the vesting of an Award after the date of grant.

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

No Awards may be granted under the Plan more than ten years after the date upon which the Plan was adopted by the AgeX Board, and no options or SARS granted under the Plan may be exercised after the expiration of ten years from the date of grant.

Stock Options

Options granted under the Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended, or the Code, or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to employees of AgeX and its subsidiaries. The exercise price of stock options granted under the Plan must be equal to the fair market of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of our stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of our common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

The exercise price of an option may be payable in cash or in shares of our common stock having a fair market value equal to the exercise price, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as the AgeX Board or Committee may approve.

Generally, options will be exercisable only while the optionee remains an employee, director or consultant, or during a specific period thereafter as approved by the AgeX Board or Committee, which will generally be three months, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of 12 months after termination or the expiration date of the option.

The number of shares covered by the Plan, and the number of shares and the exercise price per share of each outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares of common stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of issued and outstanding shares of common stock effected without receipt of consideration by us.

Restricted Stock and Restricted Stock Units

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or Restricted Stock Units subject to such vesting, transfer, and repurchase terms and restrictions as the AgeX Board or Committee may determine. We may permit employees or consultants who purchase Restricted Stock to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. We may also issue Restricted Stock for services actually performed by the recipient prior to the issuance of the Restricted Stock.

The AgeX Board or Committee may require that Restricted Stock shall be held by us or in escrow pending the expiration or release of the applicable restrictions. Unvested Restricted Stock for which we have not received payment may be forfeited to us, or we may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

Subject to the restrictions set by the AgeX Board or Committee, a recipient of Restricted Stock generally shall have the rights and privileges of a stockholder, including the right to vote the Restricted Stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the Restricted Stock shall be withheld by us for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld at a rate and subject to such terms as determined by the AgeX Board or Committee. The cash dividends or stock dividends so withheld and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of the AgeX Board or Committee, in common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the Restricted Stock and, if the Restricted Stock is forfeited, the recipient shall have no right to the dividends.

The terms and conditions of a grant of Restricted Stock Units shall be determined by the AgeX Board or Committee. No common stock shall be issued at the time a Restricted Stock Unit is granted, and we will not be required to set aside a fund for the payment of any such award. A recipient of Restricted Stock Units shall have no voting rights with respect to the Restricted Stock Units. Upon the expiration of the restrictions applicable to a Restricted Stock Unit, we will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock.

At the discretion of the AgeX Board or Committee, each Restricted Stock Unit (representing one share of common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld by us for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the AgeX Board or Committee. Dividend Equivalents credited to a recipient’s account and attributable to any particular Restricted Stock Unit (and earnings thereon, if applicable) shall be distributed in cash or, at the discretion of the AgeX Board or Committee, in common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the Restricted Stock Unit. If a Restricted Stock Unit is forfeited, the recipient shall have no right to the related Dividend Equivalents.

SARs

An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the AgeX Board or Committee, equal to the number of shares subject to the SAR that is being exercised, multiplied by the excess of (a) the fair market value of a share of common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement. SARs may be granted either as free standing SARs or in tandem with options, and with such terms and conditions as the AgeX Board or Committee may determine. No SAR may be exercised later than 10 years after the date of grant.

The exercise price of an SAR will be determined by the AgeX Board or Committee, but shall not be less than 100% of the fair market value of one share of common stock on the date of grant. An SAR granted in conjunction with an option shall have the same exercise price as the related option, shall be transferable only upon the same terms and conditions as the related option, and shall be exercisable only to the same extent as the related option; provided, however, that the SAR by its terms shall be exercisable only when the fair market value per share exceeds the exercise price per share of the SAR or related option. Upon any exercise of an SAR granted in tandem with an option, the number of shares for which the related option shall be exercisable shall be reduced by the number of shares for which the SAR has been exercised. The number of shares for which an SAR issued in tandem with an option shall be exercisable shall be reduced by the number of shares for which the related option has been exercised.

Withholding

To the extent provided by the terms of an Award Agreement or as may be approved by the AgeX Board or Committee, an optionee or recipient of a Restricted Stock or Restricted Stock Unit Award or SAR may satisfy any federal, state or local tax withholding obligation relating to the Award by any of the following means (in addition to our right to withhold from any compensation paid to the Award recipient) or by a combination of such means: (a) tendering a cash payment; (b) authorizing us to withhold shares of common stock from the shares otherwise issuable to the recipient as a result of the exercise or acquisition of shares under the Award, provided, however, that no shares are withheld with a value exceeding the minimum amount of tax required to be withheld by law; or (c) delivering to us previously owned and unencumbered shares of our common stock.

Changes in Shares Under the Plan

In the event of changes in the outstanding common stock or in our capital structure by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization, the terms of Awards granted under the Plan, and the maximum number of shares subject to all Awards under the Plan or with respect to which any one person may be granted Awards during any one year period, will be equitably adjusted or substituted, as to the number, price or kind of shares or other consideration subject to the Awards to the extent necessary to preserve the economic intent of the Awards. In making such adjustments, the AgeX Board or Committee shall generally ensure that the adjustments will not constitute a modification, extension or renewal of an incentive stock option within the meaning of Section 424(h)(3) of the Code, and in the case of non-qualified options, ensure that any adjustments will not constitute a modification of such non-qualified options within the meaning of Section 409A of the Code, and that adjustments or substitutions of Awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code will not cause us to be denied a tax deduction on account of Section 162(m) of the Code.

Restrictions on Transfers of Options

Under the Plan, stock options may be transferred to a limited class of defined “Permitted Transferees,” such as the option holder’s immediate family members, family trusts and family controlled companies. In addition, options may be transferred to a securities broker/dealer to exercise the options on the option holder’s behalf as a means of the option holder obtaining the funds needed to exercise the option, provided that the fair market value of the shares being acquired exceeded the exercise price of the option at the close of the market on the trading day preceding the exercise date.

Repricing Prohibition

The Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing’ without stockholder approval. As defined in the Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of our common stock. The fair market value will generally be determined by the AgeX Board, but if our common stock becomes publicly traded, the fair market value will be the closing price of the common stock on a national securities exchange or inter-dealer quotation system on which the common stock is traded.

Limitation on Share Recycling

Shares subject to an Award shall not again be made available for issuance or delivery under the Plan if those shares are (a) shares tendered in payment of an option, (b) shares delivered or withheld by us to satisfy any tax withholding obligation, (c) shares covered by a stock-settled SAR or other Award that were not issued upon the settlement of the Award, or (d) shares repurchased by us using the proceeds from option exercises. Only shares subject to an Award that is cancelled or forfeited or expires prior to exercise or realization may be regranted under the Plan.

The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed as an Exhibit to our Registration Statement on Form 10 and is incorporated herein by reference.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We may make contributions to 401(k) plan accounts for participating executive officers and other employees.

Equity Awards Outstanding At December 31, 2018

The following table summarizes certain information concerning outstanding stock options granted by us under the Plan and the stock option plans of certain of our subsidiaries and held by our Named Executive Officers as of December 31, 2018.

Option Awards
Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Michael D. West	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	—		500,000	(1)	$3.00	October 17, 2028
		293,333		366,667	(2)	$2.00	October 9, 2027

	LifeMap Sciences, Inc. 2011 Stock Option Plan	99,140		—		$1.75	September 30, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	500,000		—		$2.05	December 28, 2020

Alfred D. Kingsley(3)	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	330,000	(3)	—		$2.00	October 16, 2023

	LifeMap Sciences, Inc. 2011 Stock Option Plan	99,750	(3)	—		$1.75	September 30, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	250,000	(3)	—		$2.05	December 28, 2020

Hal Sternberg	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	—		15,000	(4)	$2.00	March 14, 2028
		9,479		25,521	(5)	$2.00	November 14, 2027

(1)	One fourth of the options will vest upon completion of 12 full months of continuous service as an employee of AgeX or any subsidiary, measured from the date of grant, October 18, 2018, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX or any subsidiary.

(2)	One third of the options vested on August 17, 2018 and the balance of the options will vest in 24 equal monthly installments thereafter, based upon the completion of each month of continuous service as an employee or director of AgeX.

(3)	Mr. Kingsley resigned from all positions at AgeX effective October 15, 2018. Under the terms of his separation agreement with us, Mr. Kingsley’s options to purchase 330,000 shares of our common stock vested as of October 15, 2018 and are exercisable until October 16, 2023. Mr. Kingsley’s outstanding options issued by our subsidiaries remain exercisable pursuant to their terms following Mr. Kingsley’s resignation.

(4)	One fourth of the options will vest upon completion of 12 full months of continuous service as an employee of AgeX or a subsidiary, measured from the date of grant, March 15, 2018, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX or a subsidiary.

(5)	One fourth of the options vested on November 15, 2018, and the balance of the options will vest in 36 equal monthly installments thereafter, based upon the completion of each month of continuous service as an employee or director of AgeX.

Risk Considerations and Recoupment Policies

The Compensation Committee of our Board of Directors considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Most of our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of AgeX. The stock options that we have granted to our executive officers under the Plan vest over four to five years, assuring that the executives take a long-term perspective in viewing their equity ownership. Our compensation arrangement with our Chief Financial Officer provides a weekly fee of $1,500 plus an hourly fee for services in excess of one day per week. We have not granted stock options to our Chief Financial Officer.

Because we have not adopted compensation plans, or made incentive awards, based on quantified financial performance measures, we have not adopted specific policies regarding the adjustment or recovery of awards or payments if the relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. We may adopt such policies, however, if we adopt incentive compensation plans or grant incentive bonuses based on financial performance measures or if we are required to do by the rules of any national securities exchange or interdealer quotation system on which our common stock or other equity securities are listed.

Compensation of Directors

Directors and members of committees of the Board of Directors who are our employees are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board of Directors or committees of the Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees of the Board of Directors.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2018 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Gregory Bailey	$15,000	$—	$—	$15,000
Annalisa Jenkins	$10,000	$—	$—	$10,000
John Mauldin(2)	$10,000	$55,649	$—	$65,649
Michael Mulroy	$11,250	$—	$—	$11,250

(1)	Options granted vest and become exercisable in four equal quarterly installments provided that Mr. Mauldin is a member of the Board of Directors on the last day of the applicable fiscal quarter. Values are computed in accordance with FASB ASC Topic 718. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates.

(2)	Mr. Mauldin received options to purchase 35,000 shares of common stock on May 25, 2018 upon his appointment as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our common stock, as of April 22, 2019 by each stockholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G. Except as otherwise noted in the notes to the table below, each person or entity identified in the table below has sole voting and investment power with respect to the securities owned by such person or entity. Beneficial ownership is determined in accordance with the rules of the SEC.

Name and Address of Beneficial Owner	Number of Shares		Percent of Total

Juvenescence Limited 4th Floor, Viking House Nelson Street Isle of Man IM1 2A	16,400,000		43.6%

Broadwood Partners, L.P. Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, NY 10019	3,003,446	(1)	8.0%

IBS Capital LLC The IBS Turnaround Fund, L.P. The IBS Turnaround Fund (QP) (A Limited Partnership) The IBS Opportunity Fund, Ltd. David A. Taft One International Place, Suite 3120 Boston, Massachusetts 02110	2,711,746	(2)	7.2%

(1)	Includes 2,997,156 shares owned by Broadwood Partners, L.P. and 6,290 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. have disclaimed beneficial ownership of the shares owned by Broadwood Partners, L.P. except to the extent of their respective pecuniary interests in such shares.

(2)	Includes 830,850 shares owned by The IBS Turnaround Fund, L.P., 1,701,106 shares owned by The IBS Turnaround Fund (QP) (A Limited Partnership), and 179,790 shares owned by The IBS Opportunity Fund, Ltd., all of which shares are also deemed to be beneficially owned by IBS Capital LLC as the manager of the owners and by David Taft as President and majority owner of the manager.

Security Ownership of Management

The following table sets forth information as of April 22, 2019 concerning beneficial ownership of common shares known by us by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group. Except as otherwise noted in the notes to the table below, each person or entity identified in the table below has sole voting and investment power with respect to the securities owned by such person or entity. Beneficial ownership is determined in accordance with the rules of the SEC.

Name	Number of Shares	Percent
Michael D. West (1)	420,383	1.1%
Russell L. Skibsted	935	*
Hal Sternberg (2)	18,673	*
Gregory Bailey (3)	25,000	*
Annalisa Jenkins (3)	25,000	*
John Mauldin (4)	176,250	*
Michael H. Mulroy (4)	54,505	*
Directors and Executive Officers as a Group (7 persons) (5)	720,746	1.8%

*	Less than 1%

(1)	Includes 403,333 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 856,668 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 50,000 Restricted Stock Units (“RSUs”) that are not presently vested and will not vest within 60 days.

(2)	Includes 18,540 shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 46,460 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 25,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 75,000shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 51,250 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 48,750 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Includes 574,372 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 1,150,628 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days and 50,000 Restricted Stock Units (“RSUs”) that are not presently vested and will not vest within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Agreements with BioTime and its Subsidiaries

Asset Contribution Agreement

On August 17, 2017, we entered into an Asset Contribution Agreement with our former parent company BioTime pursuant to which BioTime contributed certain assets and cash to us in exchange for 28,800,000 shares of our common stock. Concurrently with the acquisition of assets from BioTime, we sold 4,950,000 shares of common stock for $10.0 million in cash primarily to investors other than BioTime, which included 600,000 shares sold to Alfred D. Kingsley, the Chairman of BioTime’s Board of Directors and our Executive Chairman, 125,000 shares sold to John Mauldin who later became a member of our Board of Directors, and 16,000 shares sold to BioTime at the same price per share paid by other investors. At the close of the financing, BioTime owned 85.4% of our issued and outstanding shares of common stock. The foregoing description of the Asset Contribution Agreement is qualified in its entirety by reference to the Asset Contribution Agreement, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference. BioTime may be considered a promoter of AgeX as such term is defined in SEC Rule 12b-2.

Certain License and Sublicense Agreements

Concurrently with the contribution of assets to us under the Asset Contribution Agreement, we entered into certain license and sublicense agreements with BioTime or certain of its subsidiaries the terms of which are described elsewhere in this Report under “Business—License Agreement With BioTime: iTR, PureStem® and Telomere Length” and “Business—Additional License and Sublicense Agreements.” The foregoing descriptions of such license and sublicense agreements are qualified in their entirety by reference to the applicable license or sublicense agreement, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

Shared Facilities Agreement and Relationship with BioTime

On August 17, 2017, AgeX and BioTime executed the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, BioTime will allow AgeX to use its premises and equipment located in Alameda, California for the sole purpose of conducting business. BioTime will also provide accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to AgeX. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime will also provide AgeX with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for AgeX at the premises.

BioTime charges AgeX a Use Fee for services received and usage of facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates costs incurred, as applicable, to AgeX, such costs include services of BioTime employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for AgeX, or upon proportionate usage by BioTime and AgeX, as reasonably estimated by BioTime, collectively referred to as Use Fees. BioTime, at its discretion, has the right to charge AgeX a 5% markup on such allocated costs and BioTime has charged this markup since the inception of the Shared Facilities Agreement. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours or percentage of time of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to AgeX on a monthly basis for each calendar month of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by AgeX within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from AgeX funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of AgeX. To date, BioTime has not charged AgeX any interest.

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

The Shared Facilities Agreement, as amended, will remain in effect from year to year, unless (a) either party gives the other party written six months’ notice to terminate, which BioTime may not give to AgeX prior to September 1, 2020, or (b) the agreement is otherwise terminated under another provision of the agreement.

In aggregate, BioTime charged such Use Fees to AgeX and subsidiaries as follows (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$1,278	$1,065
General and administrative	400	615
Total Use Fees	$1,678	$1,680

As of December 31, 2018, and 2017, AgeX had $34,000 and $210,000 outstanding and related party payables due to BioTime included in current liabilities on the consolidated balance sheets. See Note 4. Related Party Transactions to our historical audited consolidated financial statements included elsewhere in this Report.

The foregoing description of the Shared Facilities Agreement is qualified in its entirety by reference to the Shared Facilities Agreement, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

Employee Matters Agreement

We entered into an Employee Matters Agreement with BioTime that governs the respective rights, responsibilities and obligations of BioTime and us after the Distribution with respect to transferred employees, defined contribution plans, employee health and welfare benefit plans, incentive plans, and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities arising out of incentive plans, retirement plans and employee health and welfare benefit plans in which certain of our employees participated prior to the Distribution.

Tax Matters Agreement

We entered into a Tax Matters Agreement with BioTime that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, allocation of tax refunds, the control of audits and other tax proceedings and other matters regarding taxes while we were part of a consolidated group with BioTime for income tax purposes, and after our deconsolidation from BioTime’s consolidated tax group, for any tax period ending on or before the Distribution Date, as well as tax periods beginning before and ending after the Distribution Date.

In general, the Tax Matters Agreement allocates taxes between BioTime and the subsidiary companies that comprise its consolidated group or the “BioTime Group” on the one hand and AgeX and our subsidiaries or the “AgeX Group” on the other hand. BioTime will be responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) for the BioTime Group, and we will be responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) for the AgeX Group for any periods or portions thereof beginning on or after August 31, 2017 based on certain assumptions, including that the AgeX Group is not included in the BioTime consolidated tax returns. BioTime will also determine the extent to which certain tax attributes attributable to the BioTime Group resulted in tax savings to the AgeX Group and we will pay the amount of that tax savings to BioTime, or if tax attributes attributable to the AgeX Group resulted in tax savings to the BioTime Group, BioTime will pay the amount of that tax savings to us. The Tax Matters Agreement also may provide special rules for allocating tax liabilities resulting from the Distribution.

Related Party Payables

Since inception, our subsidiaries ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) and LifeMap Sciences, Inc. (“LifeMap Sciences”), and a former subsidiary of LifeMap Sciences, LifeMap Solutions, Inc. (“LifeMap Solutions”), had accumulated related party payables due to BioTime, mainly comprised of working capital advances and shared services provided under the Shared Facilities Agreement that BioTime had performed for the benefit of, and charged to these subsidiaries. Shared services under the Shared Facilities Agreement included both services and facilities provided by BioTime, as applicable, including space for research, laboratory and administrative offices, administrative and financial services such as human resources, general bookkeeping, payroll and financial reporting. As of December 31, 2016, the aggregate related party payables due to BioTime for these working capital advances and Shared Services amounted to $23.2 million included in current liabilities on the consolidated balance sheets.

On June 6, 2017, in contemplation of capitalizing AgeX, BioTime agreed to settle or cancel these related party payable balances with these subsidiaries as follows:

●	For settlement and cancellation of related party payables owed by LifeMap Sciences, (i) BioTime increased its ownership in LifeMap Sciences from 78% to 82% for additional shares of common stock issued to BioTime, (ii) LifeMap Sciences canceled or terminated certain license agreements with BioTime and transferred other intangible assets to BioTime, and (iii) BioTime obtained a direct 100% ownership interest in LifeMap Solutions, of which 78% was previously indirectly owned by BioTime through LifeMap Sciences (the “LifeMap Sciences Settlement”). Accordingly, as a result of the LifeMap Sciences Settlement, AgeX recorded $13.4 million as additional paid-in capital from BioTime, which was primarily comprised of (i) settlement of the $8.8 million related party payable by LifeMap Sciences, (ii) a $4.4 million net gain on the transfer of LifeMap Solutions to BioTime on June 6, 2018, principally related to the transfer of a related party payable by LifeMap Solutions to BioTime as of that date, and (iii) a $0.2 million proportional equity transfer, at carrying value, from noncontrolling interest to the equity of AgeX, included in the historical audited consolidated statements of stockholders’ equity for the year ended December 31, 2017.

●	BioTime agreed to cancel approximately $11.2 million of related party payable by ReCyte Therapeutics due to BioTime, resulting in the reclassification of the related party payable to additional paid-in capital from BioTime included in the consolidated statements of stockholders’ equity for the year ended December 31, 2017. Since there was no change in ownership percentage in ReCyte Therapeutics held by BioTime, there was no impact to noncontrolling interest for this transaction.

See Note 4. Related Party Transactions to our historical audited consolidated financial statements included elsewhere in this Report.

Sale of Common Stock

On June 7, 2018, we sold 2,000,000 shares of common stock for $2.50 per share to Juvenescence for aggregate cash proceeds of $5.0 million.

Sales of Warrants

During 2018, we sold warrants to purchase 2,000,000 shares of common stock for $0.50 per warrant for aggregate cash proceeds of $1,000,000 to certain investors. The warrants entitled the warrant holders to purchase shares of our common stock for $2.50 per share. Alfred D. Kingsley, our former Executive Chairman, purchased warrants entitling him to purchase 248,600 shares of AgeX common stock, and John Mauldin who later became a member of our Board of Directors purchased warrants entitling him to purchase 50,000 shares of AgeX common stock, on the same terms as the other investors. Mr. Kingsley exercised his warrants during March 2019 and purchased 248,600 shares of common stock for $621,500.

Registration Rights Agreement

We have agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) certain shares of common stock, including all shares held by Juvenescence, BioTime and Alfred D. Kingsley, and shares beneficially owned by John Mauldin. We have agreed to file a registration statement, including on Form S-3 once we are eligible to use such form for offerings on a delayed or continuous basis, covering those shares following a written request for registration from any holder or group of holders of not less than 50% of the shares covered by the Registration Rights Agreement, but not earlier than the anniversary date of the Distribution. We are obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions.

Compensation of Our Chief Operating Officer

Since October 2018, AgeX’s Chief Operating Officer, Nafees Malik, who is an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services on an agreed upon fixed annual rate of $272,000. As of December 31, 2018, AgeX had accrued approximately $48,000 payable to Juvenescence for Dr. Malik’s services rendered.

Approval by the Board of Directors

All of the transactions described above were reviewed directly by the Board of Directors, and the Board of Directors determined whether to approve or withhold approval of each transaction. The Board of Directors applied such criteria as it determined to be appropriate in connection with its evaluation of each proposed transaction on a transaction by transaction basis, and did not have any written guidelines governing the Board of Directors’ exercise of its discretion. The directors considered such factors as they deemed relevant to the particular transaction.

Related Person Transaction Policy

We adopted a Related Person Transaction Policy during October 2018 that applies to transactions entered into or amended after that date exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our common shares, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy, each of which we refer to as Related Person Transaction. A Related Person Transaction will be subject to review and approval by our Audit Committee prior to effectiveness or consummation, to the extent practical.

The Audit Committee will review all relevant information available to it about a Related Person Transaction. The Audit Committee may approve or ratify the Related Person Transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. The Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the Related Person in connection with approval of the Related Person Transaction.

As appropriate for the circumstances, the Audit Committee will review and consider: (a) all of the parties thereto, (b) the interests, direct or indirect, of any Related Person in the transaction in sufficient detail so as to enable the Audit Committee to fully assess such interests (c) a description of the purpose of the transaction, (d) all of the materials facts of the proposed Related Person Transaction, including the proposed aggregate value of such transaction, or, in the case of indebtedness, that amount of principal that would be involved, (e) the benefits of the proposed Related Person Transaction to AgeX, (f) if applicable, the availability of other sources of comparable products or services, (g) an assessment of whether the proposed Related Person Transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to employees generally and (h) management’s recommendation with respect to the proposed Related Person Transaction.

A copy of our Related Person Transaction Policy has been posted on our website at www.agexinc.com.

Director Independence

Our Board of Directors has determined that Michael H. Mulroy, John Mauldin, and Annalisa Jenkins each qualifies as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The current members of our Audit Committee also meet the independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended. In determining the independence of directors, our Board of Directors considered relationships and transactions during 2019 and during the past three fiscal years between each director or any member of the director’s immediate family, on the one hand, and our company and our affiliates, including BioTime and Juvenescence, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. The only compensation or remuneration that we provide to our independent directors is compensation as non-employee directors. Neither these directors, nor any of the members of their families, have participated in any transactions with us that would disqualify them as “independent” directors under the standard described above.

Michael D. West and Greg Bailey do not qualify as “independent.” Dr. West is our Chief Executive Officer, and Dr. Bailey is the Chief Executive Officer of Juvenescence.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since October 2017, and audited our annual financial statements for the fiscal years ended December 31, 2018 and 2017.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2018 and 2017 by OUM:

	2018	2017
Audit Fees (1)	$232,000	$369,000
Audit Related Fees (2)	74,000	—
Total Fees (3)	$306,000	$369,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Registration Statement on Form 10 and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.

(3)	Our former parent company BioTime paid 80% of all audit fees incurred through November 28, 2018, the date on which BioTime distributed approximately 12.7 million shares of AgeX common stock owned by BioTime on a pro rata basis to eligible BioTime shareholders.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2018, 100% of the fees paid to OUM were approved by the Audit Committee or by our Board of Directors prior to the appointment of our Audit Committee.

PART IV

Item 15. Financial Statement and Exhibits

(a) Financial Statements.

The following financial statements of AgeX are filed in this Report:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc. #+ Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

4.1	Specimen of Common Stock Certificate ( Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

4.2	Warrant Agreement, dated February 28, 2018, including form of warrant*

10.1	Asset Contribution and Separation Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. #. (Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.2	License Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc.# (Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.3	Option to Purchase Shares of AgeX Therapeutics, Inc., dated August 4, 2017, granted by BioTime, Inc. to Alfred D. Kingsley † (Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.4	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan † (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019).

10.5	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement † (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.6	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement † (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.7	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement † (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.8	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement † (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.9	Asset Purchase Agreement, dated March 21, 2018, between Ascendance Biotechnology, Inc. and AgeX Therapeutics, Inc. #+ (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.10	Sublicense Agreement, dated September 26, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.11	First Amendment, dated November 8, 2017, to License Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.12	Sublicense Agreement, dated August 17, 2017, by and among OrthoCyte Corporation, BioTime, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.13	First Amendment, dated November 8, 2017, to Sublicense Agreement, dated August 17, 2017, between OrthoCyte Corporation, BioTime, Inc. and AgeX Therapeutics, Inc. ( Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.14	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., BioTime, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.15	Shared Facilities and Services Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc., as amended ( Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.16	Employee Matters Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. ( Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.17	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017† (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.18	Tax Matters Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.19	Form of Registration Rights Agreement. ( Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.20	License Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.21	Separation Agreement, effective October 15, 2018, between Alfred Kingsley and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-3 filed with the Securities and Exchange Commission on October 22, 2018)

10.22	Employment Agreement, by and between AgeX Therapeutics, Inc. and Michael D. West, dated October 18, 2018. † (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-3 filed with the Securities and Exchange Commission on October 22, 2018)

21.1	List of Subsidiaries *

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification **

*	Previously filed.

**	Filed herewith.

†	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by BioTime, Inc. with the Securities and Exchange Commission.

+	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2019.

AGEX THERAPEUTICS, INC.

By:	/s/ Michael D. West
Michael D. West
President and Chief Executive Officer

