Form 10-Q
period 2019-03-31
AgeX Therapeutics, Inc.
filed 2019-05-15
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 1-38519

AgeX Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1436829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Atlantic Avenue, Suite 102

Alameda, California 94501

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

(510) 871-4190

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001 per share	AGE	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares common stock outstanding as of May 10, 2019 was 37,630,000, par value $0.0001 per share.

PART 1—FINANCIAL INFORMATION

This Report on Form 10-Q (“Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on April 1, 2019. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “AgeX,” “our” or “we” mean AgeX Therapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,586	$6,707
Accounts and grants receivable, net	206	131
Prepaid expenses and other current assets	856	1,015
Total current assets	9,648	7,853

Equipment and furniture, net	84	90
Deposits and other long-term assets	19	19
Intangible assets, net	2,570	2,709
TOTAL ASSETS	$12,321	$10,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,316	$1,366
Related party payables, net	140	132
Deferred revenues	361	317
Other current liabilities	477	625
TOTAL LIABILITIES	2,294	2,440

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,630 and 35,830 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	86,480	81,499
Accumulated other comprehensive income (loss)	24	(2)
Accumulated deficit	(77,187)	(74,054)
AgeX Therapeutics, Inc. stockholders’ equity	9,321	7,447
Noncontrolling interest	706	784
Total stockholders’ equity	10,027	8,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,321	$10,671

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Subscription and advertising revenues	$345	$239
Grant and other revenues	43	-
Total revenues	388	239

Cost of sales	(63)	(109)

Gross profit	325	130

OPERATING EXPENSES:
Research and development	(1,338)	(1,591)
Acquired in-process research and development	-	(800)
General and administrative	(2,109)	(1,290)
Total operating expenses	(3,447)	(3,681)
Loss from operations	(3,122)	(3,551)

OTHER INCOME/(EXPENSES):
Interest income, net	12	18
Gain on sale of equity method investment in Ascendance	-	3,215
Other expense, net	(28)	(3)
Total other income (expense), net	(16)	3,230

NET LOSS BEFORE INCOME TAXES	(3,138)	(321)
Income tax provision	(73)	-

NET LOSS	(3,211)	(321)
Net loss attributable to noncontrolling interest	78	86

NET LOSS ATTRIBUTABLE TO AGEX	$(3,133)	$(235)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.09)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	36,143	33,750

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
NET LOSS	$(3,211)	$(321)
Other comprehensive expense, net of tax:
Foreign currency translation adjustment	26	(1)
COMPREHENSIVE LOSS	(3,185)	(322)
Less: Comprehensive loss attributable to noncontrolling interest	78	86
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX	$(3,107)	$(236)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(3,133)	$(235)
Net loss attributable to noncontrolling interest	(78)	(86)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	-	(3,215)
Acquired in-process research and development	-	800
Depreciation expense	10	15
Amortization of intangible assets	139	107
Stock-based compensation	481	145
Stock-based compensation allocated from BioTime	-	88
Subsidiary stock-based compensation	-	2
Income tax provision	73	-
Foreign currency remeasurement loss and other	29	-
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(75)	53
Prepaid expenses and other current assets	(64)	(29)
Accounts payable and accrued liabilities	(52)	282
Related party payables	8	(150)
Deferred revenues	44	150
Other current liabilities	-	68
Net cash used in operating activities	(2,618)	(2,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	-	3,215
Purchase of in-process research and development	-	(800)
Purchase of equipment and other	(3)	(1)
Net cash (used in) provided by investing activities	(3)	2,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	4,500	-
Proceeds from sale of warrants	-	737
Net cash provided by financing activities	4,500	737

Effect of exchange rate changes on cash and cash equivalents	-	(1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,879	1,145

CASH AND CASH EQUIVALENTS:
At beginning of the period	6,707	7,375
At end of the period	$8,586	$8,520

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business Overview and Liquidity

AgeX Therapeutics, Inc. (“AgeX”) was incorporated in January 2017 in the state of Delaware. Its common shares trade on the NYSE American Stock Exchange under the symbol “AGE.”

AgeX is a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging, with proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, which allows it to utilize telomerase-expressing regenerative pluripotent stem cell (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. AgeX owns or has licenses to a number of patents and patent applications used in the generation of these product candidates, including intellectual property related to PSC-derived clonal progenitor cell lines (PureStem® technology), HyStem® delivery matrices and UniverCyte™ (HLA-G) Technology.

AgeX’s initial discovery and pre-clinical programs focus on utilizing brown adipose tissue (“brown fat”) in targeting diabetes and obesity; using AgeX’s proprietary PureStem® progenitor cells to generate vascular cells to treat vascular disorders and ischemic heart disease; and induced tissue regeneration (“iTR”) in utilizing the human body’s own abilities to scarlessly regenerate tissue damaged from age or trauma. AgeX may over time determine to abandon the development of one or more of these product candidates, or may change the prioritization of the development of certain product candidates, or may select or acquire and prioritize the development of new product candidates.

UniverCyte (HLA-G) Technology: In August 2018, AgeX acquired from Escape Therapeutics patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. AgeX intends to use the UniverCyte™ technology in the development of its two lead product candidates, AGEX-BAT1 and AGEX-VASC1 for the treatment of Type II diabetes and cardiovascular aging, respectively. In addition, AgeX may seek to license out or form collaborations for the use of its UniverCyte™ technology.

AgeX is an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012.

On June 7, 2018, AgeX sold 2.0 million shares of common stock to Juvenescence Limited (“Juvenescence”) for $2.50 per share for aggregate cash proceeds to AgeX of $5.0 million.

BioTime’s sale of significant ownership interest in AgeX to Juvenescence – AgeX was originally incorporated as a subsidiary of BioTime, Inc. (“BioTime”), a publicly-traded, clinical-stage biotechnology company. On August 30, 2018, BioTime consummated the sale of 14,400,000 shares of common stock of AgeX owned by BioTime to Juvenescence. Prior to the transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the transaction, BioTime’s ownership in AgeX was reduced from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. AgeX did not receive any proceeds from the transaction.

As a result of the sale of AgeX shares to Juvenescence by BioTime, on August 30, 2018, AgeX ceased to be a subsidiary of BioTime because on that date, BioTime experienced a “loss of control” of a subsidiary, as defined by generally accepted accounting principles in the U.S. (“GAAP”). Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present with respect to BioTime’s ownership interest in AgeX as of August 30, 2018. Accordingly, BioTime deconsolidated AgeX’s consolidated financial statements and results from its consolidated financial statements and results beginning on August 30, 2018.

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

Juvenescence is currently AgeX’s largest shareholder holding approximately 44% of AgeX’s issued and outstanding shares of common stock as of March 31, 2019.

Liquidity

Since inception, AgeX has financed its operations through contributions and advances from its former parent company, BioTime, the sale of its common stock and warrants, exercises of warrants, and research grants. BioTime has also provided AgeX with the use of BioTime facilities and services under a Shared Facilities and Services Agreement as described in Note 4. Although BioTime may continue to provide administrative support to AgeX on a reimbursable basis, AgeX does not expect BioTime to provide future financing. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $77.2 million as of March 31, 2019. AgeX expects to continue to incur operating losses and negative cash flows.

Based on its cash and cash equivalents as of March 31, 2019, AgeX has made certain adjustments to its operating plans and budgets to reduce its projected cash expenditures in order to extend the period over which it can continue its operations with its available cash resources. Some of these adjustments will entail the deferral of certain work on the development of AgeX’s product candidates and technologies, which is likely to delay progress in those research and development efforts. Based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $8.6 million as of March 31, 2019 provide sufficient cash, cash equivalents, and liquidity to carry out AgeX’s operations through at least twelve months from the issuance date of the consolidated financial statements included herein. AgeX will need to obtain substantial additional funding in connection with its continuing operations after that date. If AgeX is unable to raise capital when needed or on attractive terms, AgeX would be forced to further delay, reduce or eliminate its research and development programs.

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of AgeX’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Juvenescence also provides the services of certain of its employees to AgeX on a cost reimbursement basis. See Note 4.

Principles of consolidation

AgeX’s condensed consolidated interim financial statements include the accounts of its subsidiaries. The following table reflects AgeX’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of March 31, 2019.

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

All material intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2019, AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on AgeX’s consolidated balance sheets.

Revenue recognition

During the first quarter of 2018, AgeX adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with AgeX’s historical revenue recognition accounting under Topic 605. AgeX’s largest source of revenue is currently sourced from subscription and advertising revenues generated by its majority-owned subsidiary, LifeMap Sciences.

AgeX recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it expects to receive in exchange for such product or service. In doing so, AgeX follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. AgeX considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. AgeX applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

Subscription and advertising revenues – LifeMap Sciences sells subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards human disease database.

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

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date. For the three months ended March 31, 2019 and 2018, LifeMap Sciences recognized $345,000 and $239,000, respectively, in subscription and advertising revenues. As of March 31, 2019, there was $361,000 included in deferred revenues in the consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

LifeMap Sciences has licensed from third parties the databases and software it commercializes and has a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs are included in cost of sales on the condensed consolidated statements of operations when the cash is received, and the royalty obligation is incurred as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

Grant revenues – In applying the provisions of Topic 606, AgeX has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. AgeX accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If AgeX or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then AgeX is required to estimate and recognize that liability. Alternatively, if AgeX or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX technologies for treating osteoporosis. The grant funds will be made available by the NIH as allowable expenses are incurred. For the three months ended March 31, 2019, AgeX incurred approximately $15,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. AgeX had no grant revenues for the three months ended March 31, 2018.

Research and development

Research and development expenses include both direct expenses incurred by AgeX or its subsidiaries and indirect overhead costs allocated by BioTime that benefit or support AgeX’s research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Indirect research and development expenses allocated by BioTime to AgeX under the Shared Facilities Agreement (see Note 4), are primarily based on headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, including service revenues from co-development projects with customers, if any and as applicable, approximate the respective revenues recognized in the condensed consolidated statements of operations.

General and administrative

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

Basic and diluted net loss per share attributable to common stockholders

Basic loss per share is calculated by dividing net loss attributable to AgeX common stockholders by the weighted average number of shares of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by AgeX, if any, during the period. Diluted loss per share is calculated by dividing the net income attributable to AgeX common stockholders, if any, by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, and convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three months ended March 31, 2019 and 2018, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2019	2018
Stock options	2,401	1,302
Warrants (1)	-	1,474
Restricted stock units	12	-

(1)	The warrants were either exercised or expired on March 18, 2019 (see Note 5).

Recently adopted accounting pronouncements

Leases

On January 1, 2019, AgeX adopted ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting AgeX: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method.

AgeX management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, AgeX continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially of the fair value of the underlying asset. Under the available practical expedients, and as applicable, AgeX accounts for the lease and non-lease components as a single lease component. AgeX recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the condensed consolidated balance sheet.

ROU assets represent an entity’s right to use an underlying asset during the lease term and lease liabilities represent an entity’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If the lease agreement does not provide an implicit rate in the contract, an entity uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the entity will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Upon adoption of ASC 842 and based on the practical expedients available under that standard, AgeX did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases. AgeX also elected not to capitalize leases that have terms of twelve months or less.

The adoption of ASC 842 had no impact on AgeX’s consolidated balance sheets as AgeX did not have operating leases as of March 31, 2019 and December 31, 2018 (see Note 4). AgeX’s new sublease discussed in Note 9, which commenced on April 2, 2019, will be subject to ASC 842 and AgeX will recognize this lease as a right-of-use asset and operating lease liability on its balance sheet in accordance with ASC 842 in the second quarter of 2019.

Stock-based compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year). AgeX adopted ASU 2018-07 on January 1, 2019. As AgeX has one stock option grant issued to a nonemployee in October 2018, the application of the new standard did not have a material impact on its consolidated financial statements.

Reclassifications

A reclassification was made from amounts included in accounts payable and accrued liabilities to related party payables, net, on the condensed consolidated balance sheet as of December 31, 2018 to conform and be comparable to the presentation on the condensed consolidated balance sheet as of March 31, 2019. The reclassification had no impact to the condensed consolidated financial statements for any period presented.

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to AgeX that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. AgeX will adopt this standard on January 1, 2020 and is currently evaluating the disclosure requirements and its effect on the consolidated financial statements.

3. Selected Balance Sheet Components

Intangible assets, net

As of March 31, 2019 and December 31, 2018, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
Intangible assets	$5,586	$5,586
Accumulated amortization	(3,016)	(2,877)
Total intangible assets, net	$2,570	$2,709

AgeX recognized $139,000 and $107,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended March 31, 2019 and 2018, respectively.

Accounts payable and accrued liabilities

As of March 31, 2019 and December 31, 2018, accounts payable and accrued liabilities were comprised of the following (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
Accounts payable	$272	$150
Accrued compensation	298	254
Accrued vendors and other expenses	746	962
Total accounts payable and accrued liabilities	$1,316	$1,366

4. Related Party Transactions

Shared Facilities and Service Agreement

On August 17, 2017, AgeX and BioTime executed the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, BioTime agrees to permit AgeX to use its premises and equipment located at Alameda, California for the purpose of conducting business. BioTime will also provide accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to AgeX. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime may also provide AgeX with the services of its laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for AgeX at the premises.

BioTime charges AgeX a “Use Fee” for services received and usage of facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates as a Use Fee costs incurred, as applicable, to AgeX. Such costs generally include services of BioTime employees, consultants, and contractors; equipment use, insurance, lease expense, fees for services of accountants, lawyers, and other professionals; software; supplies; and utilities. Allocation depends on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for AgeX, or upon proportionate usage by BioTime and AgeX, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge AgeX a 5% markup on such allocated costs and BioTime has charged this markup since the August 17, 2017 inception of the Shared Facilities Agreement with AgeX. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours or percentage of time of such personnel devoted to the performance of services.

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

The Shared Facilities Agreement will remain in effect from year to year, unless either party gives the other party written six months’ notice to terminate, which BioTime may not give to AgeX prior to September 1, 2020, or unless the agreement is otherwise terminated under another provision of the agreement. The Shared Facilities Agreement is not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement is a contract for services, not a tangible asset, and is cancelable by either party without penalty.

See Note 9 for discussion of AgeX’s new sublease that commenced on April 2, 2019, and AgeX’s notice to BioTime on May 7, 2019 regarding the termination of the facilities portion of the Shared Facilities Agreement.

In aggregate, BioTime charged such Use Fees to AgeX and subsidiaries as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2019	2018
Research and development	$286	$318
General and administrative	114	70
Total Use Fees	$400	$388

AgeX accounts for payables to an affiliate, net of receivables from that affiliate, if any, for shared services and other transactions that AgeX may enter into with that affiliate. AgeX records those payables and receivables on a net basis since AgeX and the affiliate intends to exercise a right of offset of the payable and the receivable and to settle the balances net by having the party that owes the other party pay the net balance owed. AgeX treats BioTime and Juvenescence as affiliates for this purpose.

AgeX had $16,000 in related party receivables from BioTime and $34,000 in related party payables due to BioTime, included in related party payables, net, on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

Transactions with Juvenescence

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services on an agreed upon annual amount of approximately $273,000 (annual amount allocated to AgeX by Juvenescence). As of March 31, 2019 and December 31, 2018, AgeX had approximately $156,000 and $98,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets (see Note 9).

Transactions with Ascendance

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

Disposition of ownership interest in Ascendance

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. AgeX recognized a $3.2 million gain on sale of its equity method investment in Ascendance, which is included in other income and expenses, net, for the three months ended March 31, 2018. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders was deposited into an escrow account where it may be held for a term of up to fifteen months. Funds held in the escrow account may be paid to the acquirer to cover indemnity payments and other obligations that may arise after the merger. After the expiration of the term of the escrow, any funds remaining in the escrow account will be disbursed, on a pro-rata basis, to the former Ascendance stockholders. As of March 31, 2019, no amounts have been recorded in the AgeX condensed consolidated interim financial statements for any funds held in the escrow account.

Sale and exercise of AgeX warrants

In February 2018, AgeX sold warrants, as described in Note 5, to certain investors, including to Alfred D. Kingsley, who was at the time AgeX’s Executive Chairman and the Chairman of BioTime’s Board of Directors. On March 18, 2019, Mr. Kingsley purchased a total of 248,600 shares of AgeX common stock through the exercise of his warrants at an exercise price of $2.50 per share and paid a total purchase price of $621,500.

5. Stockholders’ Equity

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. To date, no preferred shares are issued and outstanding.

Common Stock

AgeX has up to 100,000,000 shares of $0.0001 par value common stock authorized.

See Note 4 for related party transactions with BioTime that impacted AgeX’s condensed consolidated statements of stockholders’ equity.

On February 28, 2018, AgeX sold warrants to purchase 1,473,600 shares of AgeX common stock (the “Warrants”) for $0.50 per warrant for aggregate cash proceeds to AgeX of $736,800. On July 10, 2018, AgeX sold additional Warrants to purchase 526,400 shares of common stock for $0.50 per warrant for aggregate net cash proceeds to AgeX of $263,200. The Warrants were exercisable at $2.50 per share.

On March 18, 2019, holders of the Warrants purchased a total of 1,800,000 shares of AgeX common stock through the exercise of Warrants at an exercise price of $2.50 per share, for total proceeds to AgeX of $4.5 million. Any unexercised Warrants expired on that date. As of March 31, 2019 and December 31, 2018, there were 37,630,000 and 35,830,000 shares of AgeX common stock issued and outstanding, respectively.

Reconciliation of Changes in Stockholders’ Equity

The following tables provide the activity in AgeX’s consolidated stockholders’ equity for the periods from December 31, 2017 to March 31, 2018 and December 31, 2018 to March 31, 2019 (unaudited and in thousands).

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/ (Loss)	Stockholders’ Equity
BALANCE AT DECEMBER 31, 2017	33,750	$3	$73,761	$(66,552)	$1,039	$68	$8,319
Sale of warrants	-	-	737	-	-	-	737
Stock-based compensation	-	-	145	-	-	-	145
Stock-based compensation allocated from BioTime	-	-	88	-	-	-	88
Stock-based compensation in subsidiaries	-	-	-	-	2	-	2
Foreign currency translation adjustment	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	(235)	(86)	-	(321)
BALANCE AT MARCH 31, 2018	33,750	$3	$74,731	$(66,787)	$955	$67	$8,969

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/ (Loss)	Stockholders’ Equity
BALANCE AT DECEMBER 31, 2018	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Stock-based compensation	-	-	481	-	-	-	481
Foreign currency translation adjustment	-	-	-	-	-	26	26
Net loss	-	-	-	(3,133)	(78)		(3,211)
BALANCE AT MARCH 31, 2019	37,630	$4	$86,480	$(77,187)	$706	$24	$10,027

6. Stock-Based Awards

Equity Incentive Plan Awards

AgeX adopted its 2017 Equity Incentive Plan (the “Plan”) under which a maximum of 4,000,000 shares of common stock are available for the grant of stock options, the sale of restricted stock, the settlement of restricted stock units, and the grant of stock appreciation rights. The Plan also permits AgeX to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

On March 11, 2019, AgeX granted 50,000 restricted stock units and stock options to purchase 600,000 shares of common stock with an exercise price of $4.28 to its employees, directors and a consultant under the Plan. These grants are subject to customary vesting terms and conditions in accordance with the Plan.

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2018	1,731	2,269	-	$2.42
Restricted stock units granted	(100)	-	50	-
Options granted	(567)	567	-	4.28
Options exercised	-	-	-	-
Options forfeited/cancelled	-	-	-	-
March 31, 2019	1,064	2,836	50	$2.79
Options exercisable at March 31, 2019		949		$2.22

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2019	2018
Expected life (in years)	5.7	6.02
Risk-free interest rates	2.44%	2.67%
Volatility	78.45%	74.65%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2019	2018
Research and development	$27	$51
General and administrative	454	184
Total stock-based compensation expense	$481	$235

7. Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where AgeX conducts business.

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance (see Note 4). The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. AgeX has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due.

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, AgeX included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by operating losses. For the three months ended March 31, 2019, AgeX’s foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for the first quarter of 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. AgeX has elected to account for GILTI as a current period expense when incurred.

For the period ended March 31, 2019, AgeX generated a domestic loss from continuing operations but generated foreign income attributable primarily to foreign currency transaction gains for the current period. This foreign income was principally related to the remeasurement of the U.S. dollar denominated intercompany advances payable by LifeMap Sciences, Ltd. to LifeMap Sciences, Inc., for which a foreign income tax provision of $73,000 was recorded for the three months ended March 31, 2019.

Due to losses incurred for all periods presented, AgeX did not record a domestic provision or benefit for income taxes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. AgeX established a full valuation allowance for all of its domestic deferred tax assets for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

8. Commitments and Contingencies

At March 31, 2019, AgeX had no commitments other than those under the Shared Facilities Agreement described in Note 4. The minimum fixed payments due under the Shared Facilities Agreement are approximately $133,333 per month (see Note 9).

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

Employment Contracts

AgeX has entered into employment contracts with certain executive officers. Under the provisions of the contracts, AgeX may be required to incur severance obligations related to certain terminations of employment.

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of March 31, 2019 and December 31, 2018.

9. Subsequent Events

Lease Agreement

On April 2, 2019, the term of a sublease that AgeX entered into during March 2019 went into effect for an office and research facility (the “New Facility”) comprising approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California. AgeX plans to operate its principal offices and research laboratory at the New Facility.

Base monthly rent is $35,866.50 for the initial 12 months of the sublease term and then will increase to $36,942.50. In addition, AgeX will pay real property taxes, insurance and operating expenses pertaining to the building in which the New Facility is located. The sublease term will expire on December 31, 2020.

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

In connection with the sublease, AgeX also purchased certain laboratory and other equipment from the sublessor for $35,000.

Notice of termination of Shared Facilities Agreement

On May 7, 2019, AgeX provided written notice that it will terminate its use of BioTime’s office and laboratory facilities as of July 31, 2019. The other provisions of the Shared Facilities Agreement remain in place at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While AgeX may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the AgeX estimates change and readers should not rely on those forward-looking statements as representing AgeX views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and AgeX can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of AgeX. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K for the year ended December 31, 2018, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with AgeX’s condensed interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Subscription and advertising revenues	$345	$239	$106	44.4%
Grant and other revenues	43	-	43	* %
Total revenues	388	239	149	62.3%
Cost of sales	(63)	(109)	(46)	(42.2)%
Gross profit	$325	$130	$195	* %

*	Not meaningful.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertising revenues from its GeneCards® online database. Subscription and advertising revenues amounted to $345,000 and $239,000 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, we recognized income of approximately $15,000 from a grant from the NIH. We had no grant revenue during the three months ended March 31, 2018. All other revenues were insignificant and nonrecurring for all periods presented.

Cost of sales for the three months ended March 31, 2019 as compared to the same period in 2018 decreased primarily due to decreased royalty payments made or incurred by LifeMap Sciences due to a change in the applicable royalty fee terms from a percentage of net collections from customers to a fixed annual fee effective January 1, 2019.

Operating Expenses

The following table shows our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$1,338	$1,591	$(253)	(15.9)%
Acquired in-process research and development	-	800	(800)	* %
General and administrative expenses	2,109	1,290	819	63.4%

*	Not meaningful.

Research and development expenses

Research and development expenses and acquired in-process research and development (“IPR&D”) decreased by $1.1 million to $1.3 million during the three months ended March 31, 2019 from $2.4 million during the same period in 2018. The decrease was primarily attributable to a decrease of $0.3 million for programs utilizing PureStem® cell lines and iTR technology and also the non-recurrence of in-process research and development expense that was incurred during March 2018 in connection with the purchase of certain assets primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by us.

The following table shows the amounts and percentages of our total research and development expenses of $1.3 million and $2.4 million, including acquired in-process research and development expenses incurred during 2018, allocated to our primary research and development programs during the three months ended March 31, 2019 and 2018, respectively (amounts in thousands).

		Three Months Ended March 31, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2019	2018	2019	2018
AgeX including ReCyte Therapeutics (2)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$969	$1,212	72.4%	50.7%

AgeX	Acquired in-process research and development	-	800	*%	33.5%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	369	379	27.6%	15.8%
Total research and development expenses and acquired IPR&D		$1,338	$2,391	100.0%	100.0%

*	Not meaningful.

(1)	Amount includes research and development expenses incurred both directly by us or the named subsidiary. Amount also includes indirect expenses allocated from BioTime for certain general research and development expenses, such as lab supplies, lab expenses, rent and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of AgeX or a subsidiary. See Notes 2 and 4 to our condensed consolidated interim financial statements included elsewhere in this Report.

(2)	Includes approximately $19,000 and $29,000 of ReCyte Therapeutics expenses for the three months ended March 31, 2019 and 2018, respectively.

General and administrative expenses

The following tables show the amount of general and administrative expenses of AgeX and named subsidiaries during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, (unaudited)
	Amount (1)		Percent of Total
Company	2019	2018	2019	2018
AgeX including ReCyte Therapeutics	$1,891	$1,082	89.7%	83.9%
LifeMap Sciences	218	208	10.3%	16.1%
Total general and administrative expenses	$2,109	$1,290	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary. Amount also includes indirect general and administrative expenses allocated by BioTime to us under the Shared Facilities Agreement. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses for the three months ended March 31, 2019 increased by $0.8 million to $2.1 million as compared to $1.3 million during the same period in 2018. This increase was primarily attributable to the following increases in expenses: a $0.3 million of noncash stock-based compensation expense; $0.2 million in insurance premiums; $0.1 million in consulting, travel and related expenses; $0.1 million in legal and accounting expenses; and $0.1 million in patent and license filing and maintenance related expenses.

Other income (expense), net

Other income and expenses, net, in 2019 and 2018 consist primarily of net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than the functional currency of the entity, gain on disposition of assets, and interest income and interest expense, net.

Gain on sale of equity method investment in Ascendance

On March 23, 2018 Ascendance Biotechnology, Inc. (“Ascendance”), a company in which we held shares of common stock accounted for on the equity method, was acquired by a third party in a merger and we received $3.2 million in cash for our Ascendance common stock. We recognized a gain on sale for the same amount included in other income and expenses, net, during the three months ended March 31, 2018.

Income taxes

For Federal and California purposes, our activity for the three months ended March 31, 2018 was included in BioTime’s federal consolidated and California combined tax returns. For the three months ended March 31, 2019, the provision for income taxes has been presented on a separate federal consolidated tax return and a California combined tax return using the separate return method as we will file separately from BioTime for periods after August 30, 2018, the date in which BioTime deconsolidated AgeX as discussed in Note 7 to our condensed consolidated interim financial statements included elsewhere in this Report.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, we included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the three months ended March 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for the first quarter of 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the period ended March 31, 2019, we experienced a domestic loss from continuing operations but generated foreign income attributable primarily to foreign currency transaction gains for the current quarter. This income was principally related to the remeasurement of the U.S. dollar denominated intercompany advances payable by LifeMap Sciences, Ltd. to LifeMap Sciences, Inc., for which a foreign income tax provision of $73,000 was recorded for the three months ended March 31, 2019.

A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all domestic deferred tax assets for the periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

Since inception, we have financed our operations through contributions and advances from our former parent company, BioTime, the sale of our common stock, the sale and exercise of warrants, and research grants. BioTime has also provided us with the use of BioTime facilities and services under the Shared Facilities Agreement. Although BioTime may continue to provide administrative support to us on a reimbursable basis, we do not expect BioTime will provide us future financing. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $77.2 million as of March 31, 2019. We expect to continue to incur operating losses and negative cash flows.

We expect our expenses to increase in the near term in connection with our ongoing activities, including costs related to our planned move to a new office and laboratory facility in Alameda, California under a sublease from a third party that will replace our use of BioTime’s facilities. We will also incur additional costs if we hire our own internal administrative personnel and rely less on services provided by BioTime under the terms of the Shared Facilities Agreement. Furthermore, now that we are a public company, we will incur additional costs associated with operating as a public company. In the longer term, we expect our expenses to increase as we continue our pre-clinical research and development activities and, if we initiate clinical trials and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Based on our cash and cash equivalents of $8.6 million as of March 31, 2019, we have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. Some of these adjustments will entail the deferral of certain work on the development of our product candidates and technologies, which is likely to delay our progress in those research and development efforts. Based on our most recent projected cash flows, we believe that our cash and cash equivalents of $8.6 million as of March 31, 2019 will provide sufficient cash, cash equivalents, and liquidity to carry out our operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included elsewhere in this Report. However, it is likely that we will need to raise additional capital in the near term to be able to meet our operating expenses beyond that twelve-month period. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs.

The amount of our future capital requirements will depend on many factors. In the near term these factors will include:

●	the scope, progress, results and costs of research and development work on product candidates;

●	the scope, prioritization and number of our research and development programs we conduct;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the costs of maintaining our laboratory and administrative facilities and equipment; and

●	the cost of employing our own administrative personnel rather than relying on services provided by BioTime or Juvenescence.

We do not have any committed sources of funds for additional financing, and we cannot assure that we will be able to raise additional financing on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our present stockholders will be diluted, and the terms of any securities we issue may include liquidation or other preferences that adversely affect their rights as common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may involve the issuance of convertible debt or stock purchase warrants that would dilute the equity interests of our stockholders. If we raise funds through additional strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash used in operating activities

During the three months ended March 31, 2019, our total research and development expenses were $1.3 million and our general and administrative expenditures were $2.1 million. Net loss attributable to us for the three months ended March 31, 2019 amounted to $3.1 million. Net cash used in operating activities during this period amounted to $2.6 million. The difference between the net loss attributable to us and net cash used in operating activities during the three months ended March 31, 2019 was primarily attributable to the following noncash items: $0.5 million in stock-based compensation expense; and $0.2 million in amortization of intangible assets and depreciation expense. These changes were offset to some extent by $0.1 million in net loss attributable to noncontrolling interest and $0.1 million as a net use of cash from changes in working capital.

Cash used in investing activities

During the three months ended March 31, 2019, net cash used in investing activities was insignificant.

Cash provided by financing activities

During the three months ended March 31, 2019, net cash provided by financing activities amounted to $4.5 million, which was entirely attributable to proceeds received from the exercise of warrants to purchase 1,800,000 shares of AgeX common stock at an exercise price of $2.50 per share. See Note 5 to our condensed consolidated interim financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2019 (the “2018 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2018 Form 10-K, except as follows:

We are subject to laws and regulations governing corruption, which will require us to develop, maintain, and implement costly compliance programs.

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the Foreign Corrupt Practices Act or FCPA, anti-bribery and anti-corruption laws in other countries, particularly China where our subsidiary LifeMap Sciences does business, including business with hospitals. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the United States Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with these anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the anti-bribery laws present particular challenges in the medical industry because in many countries including China, hospitals are state-owned or operated by the government, and doctors and other hospital employees are considered foreign government officials. Furthermore, in certain countries (China in particular), hospitals and clinics are permitted to sell pharmaceuticals to their patients and are primary or significant distributors of pharmaceuticals. Certain payments to hospitals in connection with clinical studies, procurement of pharmaceuticals and other work have been deemed to be improper payments to government officials that have led to vigorous anti-bribery law enforcement actions and heavy fines in multiple jurisdictions, particularly in the U.S. and China.

It is not always possible to identify and deter violations, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

In the medical industry, corrupt practices include, among others, acceptance of kickbacks, bribes or other illegal gains or benefits by the hospitals and medical practitioners from manufacturers of pharmaceutical or other products, distributors or their third party agents in connection with the prescription of certain pharmaceuticals or sale of products. If our employees, affiliates, distributors or third party marketing firms violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products or other activities involving our products, we could be required to pay damages or heavy fines by multiple jurisdictions where we operate, which could materially and adversely affect our financial condition and results of operations. The Chinese government has also sponsored anti-corruption campaigns from time to time, which could have a chilling effect on any future marketing efforts by us to new hospital customers. There have been recent occurrences in which certain hospitals have denied access to sales representatives from pharmaceutical companies because the hospitals wanted to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products to hospitals may be adversely affected.

As we and our subsidiaries expand operations in China and other jurisdictions internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, including China, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit Numbers	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.1	Compensation Agreement, dated March 1, 2019, between AgeX Therapeutics, Inc. and Russell L. Skibsted*

10.2	Standard Sublease, dated for reference March 13, 2019, between AgeX Therapeutics, Inc. and InSite Vision, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: May 15, 2019	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 15, 2019	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer

