Form 10-Q
period 2019-09-30
AgeX Therapeutics, Inc.
filed 2019-11-14
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-38519

AgeX Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1436829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

965 Atlantic Avenue, Suite 101

Alameda, California 94501

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

(510) 671-8370

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

The number of shares common stock outstanding as of November 12, 2019 was 37,649,000 par value $0.0001 per share.

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

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,768	$6,707
Accounts and grants receivable, net	234	131
Prepaid expenses and other current assets	688	1,015
Total current assets	4,690	7,853

Property and equipment, net	1,010	90
Deposits and other long-term assets	193	19
Intangible assets, net	2,290	2,709
TOTAL ASSETS	$8,183	$10,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,757	$1,366
Related party payables, net	319	132
Deferred revenues	219	317
Right-of-use lease liability, current portion	417	-
Insurance premium liability and other current liabilities	195	625
Total current liabilities	2,907	2,440

Loan due to Juvenescence, net of debt issuance cost	191	-
Right-of-use lease liability, net of current portion and other noncurrent liabilities	142	-
TOTAL LIABILITIES	$3,240	$2,440

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,649 and 35,830 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	87,758	81,499
Accumulated other comprehensive income (loss)	74	(2)
Accumulated deficit	(83,497)	(74,054)
AgeX Therapeutics, Inc. stockholders’ equity	4,339	7,447
Noncontrolling interest	604	784
Total stockholders’ equity	4,943	8,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,183	$10,671

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Subscription and advertising revenues	$342	$373	$992	$945
Grant revenues	41	-	103	-
Other revenues	28	7	84	138
Total revenues	411	380	1,179	1,083

Cost of sales	(49)	4	(165)	(184)
		-
Gross profit	362	384	1,014	899

OPERATING EXPENSES:
Research and development	1,447	1,332	4,435	4,307
Acquired in-process research and development	-	-	-	800
General and administrative	2,194	1,254	6,422	3,679
Total operating expenses	3,641	2,586	10,857	8,786
Loss from operations	(3,279)	(2,202)	(9,843)	(7,887)

OTHER INCOME/(EXPENSES):
Interest income, net	8	39	53	84
Gain on sale of equity method investment in Ascendance	-	-	-	3,215
Other income/(expense), net	48	(22)	277	131
Total other income, net	56	17	330	3,430

NET LOSS BEFORE INCOME TAXES	(3,223)	(2,185)	(9,513)	(4,457)
Income tax provision	(54)	-	(130)	-

NET LOSS	(3,277)	(2,185)	(9,643)	(4,457)
Net loss attributable to noncontrolling interest	56	34	200	141

NET LOSS ATTRIBUTABLE TO AGEX	$(3,221)	$(2,151)	$(9,443)	$(4,316)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.09)	$(0.06)	$(0.25)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	37,640	35,790	37,143	34,606

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET LOSS	$(3,277)	$(2,185)	$(9,643)	$(4,457)
Other comprehensive income/(expense), net of tax:
Foreign currency translation adjustment	30	5	76	(41)
COMPREHENSIVE LOSS	(3,247)	(2,180)	(9,567)	(4,498)
Less: Comprehensive loss attributable to noncontrolling interest	56	34	200	141
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX	$(3,191)	$(2,146)	$(9,367)	$(4,357)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(9,443)	$(4,316)
Net loss attributable to noncontrolling interest	(200)	(141)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	(354)	(3,215)
Acquired in-process research and development	-	800
Depreciation expense	38	48
Amortization of intangible assets	419	337
Amortization of right-of-use asset	200	-
Amortization of debt issuance cost	17	-
Stock-based compensation	1,487	488
Stock-based compensation allocated from Lineage	-	184
Subsidiary stock-based compensation	-	4
Foreign currency remeasurement gain (loss) and other	85	(47)
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(103)	(84)
Prepaid expenses and other current assets	331	(100)
Accounts payable and accrued liabilities	319	241
Related party payables	187	(112)
Insurance premium liability	(600)	-
Deferred revenues and other current liabilities	(132)	(36)
Net cash used in operating activities	(7,749)	(5,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	354	3,215
Purchase of in-process research and development	-	(1,872)
Security deposit paid	(74)	2
Purchase of equipment and other	(346)	(21)
Net cash (used in) provided by investing activities	(66)	1,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	5,000
Proceeds from sale of warrants	-	1,000
Proceeds from exercise of warrants	4,500	-
Draw down on loan facility from Juvenescence	500	-
Repayment of financing lease liability	(22)	-
Net cash provided by financing activities	4,978	6,000

Effect of exchange rate changes on cash and cash equivalents	(2)	6

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,839)	1,381

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	6,707	7,375
At end of the period	$3,868	$8,756

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

Lineage’s sale of significant ownership interest in AgeX to Juvenescence – Juvenescence Limited (“Juvenescence”) is currently AgeX’s largest stockholder holding approximately 44% of AgeX’s issued and outstanding shares of common stock as of September 30, 2019. AgeX was originally incorporated as a subsidiary of Lineage Cell Therapeutics, Inc. (“Lineage,” formerly known as BioTime, Inc.), a publicly-traded, clinical-stage biotechnology company. On June 7, 2018, AgeX sold 2.0 million shares of common stock to Juvenescence for $2.50 per share for aggregate cash proceeds to AgeX of $5.0 million. On August 30, 2018, Lineage consummated the sale of 14,400,000 shares of common stock of AgeX owned by Lineage to Juvenescence. Prior to the transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. AgeX did not receive any proceeds from the transaction.

As a result of the sale of AgeX shares to Juvenescence by Lineage, on August 30, 2018, AgeX ceased to be a subsidiary of Lineage because on that date, Lineage experienced a “loss of control” of a subsidiary, as defined by generally accepted accounting principles in the U.S. (“GAAP”). Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present with respect to Lineage’s ownership interest in AgeX as of August 30, 2018. Accordingly, Lineage deconsolidated AgeX’s consolidated financial statements and results from its consolidated financial statements and results beginning on August 30, 2018.

On November 28, 2018 (the “Distribution Date”), Lineage owned 14,416,000 shares of AgeX common stock, representing approximately 40.2% of the shares of the common stock issued and outstanding on the Distribution Date. On the Distribution Date, Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, AgeX common stock began publicly trading on the NYSE American under the symbol “AGE”.

Going Concern and Liquidity

Since inception, AgeX has financed its operations through contributions and advances from its former parent company, Lineage, the sale of its common stock and warrants, exercises of warrants, a loan facility by Juvenescence to advance funds, and research grants. Lineage provided AgeX with the use of Lineage facilities and services under a Shared Facilities and Services Agreement through September 30, 2019 as described in Note 4. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $83.5 million as of September 30, 2019. AgeX expects to continue to incur operating losses and negative cash flows.

AgeX has made certain adjustments to its operating plans and budgets to reduce its projected cash expenditures in order to extend the period over which it can continue its operations with its available cash resources. Some of these adjustments will entail the deferral of certain work on the development of AgeX’s product candidates and technologies, which is likely to delay progress in those research and development efforts. Based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $3.8 million as of September 30, 2019 and the loan facility from Juvenescence under which up to an additional $1.5 million may be loaned to AgeX for operating capital discussed in Note 4 would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations after that date. If AgeX is unable to raise capital when needed or on attractive terms, AgeX would be forced to further delay, reduce or eliminate its research and development programs.

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

For periods prior to August 30, 2018, Lineage consolidated the results of AgeX and AgeX’s subsidiaries into Lineage’s consolidated results based on Lineage’s ability to control AgeX’s operating and financial decisions and policies through the majority ownership of AgeX common stock throughout the periods presented. As discussed above, beginning on August 30, 2018, Lineage deconsolidated AgeX’s consolidated financial statements and results from its consolidated financial statements and results.

Through September 30, 2019, to the extent AgeX did not have its own employees or facilities for its operations, Lineage or Lineage commonly controlled and consolidated subsidiaries provided certain employees for administrative or operational services, including laboratory space and administrative facilities, as necessary, for the benefit of AgeX, under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) (see Note 4). Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on behalf of AgeX based on the amount of time that particular employees devoted to AgeX affairs. Other expenses such as legal, accounting and financial reporting, marketing, and travel expenses were allocated to AgeX to the extent that those expenses were incurred by or on behalf of AgeX. Lineage also allocated certain overhead expenses such as rent and utilities, property taxes, insurance, laboratory expenses and supplies, telecommunications and other indirect expenses. These allocations were made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, headcount and percentage of personnel devoted to AgeX’s operations or management. Management evaluated the appropriateness of the allocations on a periodic basis and believes that this basis for allocation was reasonable. AgeX terminated the Shared Facilities Agreement effective September 30, 2019.

Juvenescence also provides the services of certain of its employees to AgeX on a cost reimbursement basis.

Principles of consolidation

AgeX’s condensed consolidated interim financial statements include the accounts of its subsidiaries. The following table reflects AgeX’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of September 30, 2019.

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

(1) Includes LifeMap Sciences, Inc. and its wholly-owned subsidiary LifeMap Sciences, Ltd. an Israeli company.

All material intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2019, AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control the subsidiary operating and financial decisions and policies through its share ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ equity on AgeX’s consolidated balance sheets.

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

LifeMap Sciences performance obligations for advertising are overall advertising services and represent a series of distinct services. Contracts are typically less than a year in duration and the fees charged may include a combination of fixed and variable fees with the variable fees tied to click throughs to the customer’s products on their website. LifeMap Sciences allocates the variable consideration to each month the click through services occur and allocates the annual fee to the performance obligation period of the initial term of the contract because those amounts correspond to the value provided to the customer each month. For click-through advertising services, at the time the variable compensation is known and determinable, the service has been rendered. Revenue is recognized at that time. The annual fee is recognized over the initial subscription period because this is a service that the customers simultaneously receive and consume during the period of the subscription.

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date. For the three months ended September 30, 2019 and 2018, LifeMap Sciences recognized $342,000 and $373,000, respectively, in subscription and advertising revenues. For the nine months ended September 30, 2019 and 2018, LifeMap Sciences recognized $992,000 and $945,000, respectively, in subscription and advertising revenues. As of September 30, 2019, there was $196,000 included in deferred revenues in the consolidated balance sheet which is expected to be recognized as subscription revenue over the next twelve months.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX technologies for treating osteoporosis. The grant funds will be made available by the NIH as allowable expenses are incurred. For the three and nine months ended September 30, 2019, AgeX incurred approximately $41,000 and $103,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. AgeX had no grant revenues for the three and nine months ended September 30, 2018.

Research and development

Research and development expenses include both direct expenses incurred by AgeX or its subsidiaries and indirect overhead costs allocated by Lineage that benefit or support AgeX’s research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Indirect research and development expenses allocated by Lineage to AgeX under the Shared Facilities Agreement (see Note 4), were primarily based on headcount or space occupied, as applicable, and include laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, including service revenues from co-development projects with customers, if any and as applicable, approximate the respective revenues recognized in the condensed consolidated statements of operations.

General and administrative

General and administrative expenses include both direct expenses incurred by AgeX and indirect overhead costs allocated by Lineage that benefited or supported AgeX’s general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by Lineage to AgeX under the Shared Facilities Agreement (see Note 4) were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

Basic and diluted net loss per share attributable to common stockholders

Basic loss per share is calculated by dividing net loss attributable to AgeX common stockholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by AgeX, if any, during the period. Diluted loss per share is calculated by dividing the net income attributable to AgeX common stockholders, if any, by the weighted average number of shares of common stock outstanding, adjusted for the effects of potentially dilutive common stock issuable under outstanding stock options, warrants, and restricted stock units, using the treasury-stock method, and convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three and nine months ended September 30, 2019 and 2018, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Stock options	2,847	1,384	2,697	1,419
Warrants (1)	79	1,948	26	2,000
Restricted stock units	50	-	37	-

(1)	AgeX issued Juvenescence warrants to purchase 150,000 shares of AgeX common stock as consideration for the line of credit under the Loan Agreement discussed in Note 4. The warrants issued in 2018 were either exercised or expired on March 18, 2019 (see Note 5).

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

The adoption of ASC 842 had no impact on AgeX’s consolidated balance sheet as of January 1, 2019 as AgeX did not have operating leases as of December 31, 2018 (see Note 9). AgeX’s new sublease, which commenced on April 2, 2019, is subject to ASC 842. AgeX recognized its lease as a right-of-use asset and operating lease liability on its balance sheet in accordance with ASC 842 as of September 30, 2019 (see Note 9). During 2019, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties. These subleases are not subject to ASC 842.

Stock-based compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year). AgeX adopted ASU 2018-07 on January 1, 2019. As AgeX has one stock option grant issued to a nonemployee, the application of the new standard did not have a material impact on its consolidated financial statements.

Reclassifications

A reclassification was made from amounts included in accounts payable and accrued liabilities to related party payables, net, on the condensed consolidated balance sheet as of December 31, 2018 to conform and be comparable to the presentation on the condensed consolidated balance sheet as of September 30, 2019. The reclassification had no impact to the condensed consolidated financial statements for any period presented.

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to AgeX that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. AgeX will adopt this standard on January 1, 2020 and does not expect this to have a material impact on its financial statements.

3. Selected Balance Sheet Components

Property and equipment, net, and construction in progress

At September 30, 2019 and December 31, 2018, property and equipment was comprised of the following (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018

Equipment, furniture and fixtures	$353	$245
Right-of-use assets (1)	726	-
Accumulated depreciation and amortization	(398)	(155)
Property and equipment, net	681	90
Construction in progress	329	-
Property and equipment, net, and construction in progress	$1,010	$90

(1)	AgeX adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities see Notes 2 and 9.

Depreciation and amortization expense amounted to $117,000 and $23,000 for the three months ended September 30, 2019 and 2018, and $238,000 and $48,000 for the nine months ended September 30, 2019 and 2018, respectively.

Construction in progress of $329,000 as of September 30, 2019 entirely relates to the leasehold improvements made at AgeX’s new office and research facility (see Note 9).

Intangible assets, net

As of September 30, 2019 and December 31, 2018, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018

Intangible assets	$5,586	$5,586
Accumulated amortization	(3,296)	(2,877)
Total intangible assets, net	$2,290	$2,709

AgeX recognized $140,000 and $123,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended September 30, 2019 and 2018, and $419,000 and $337,000 for the nine months ended September 30, 2019 and 2018, respectively.

Accounts payable and accrued liabilities

As of September 30, 2019 and December 31, 2018, accounts payable and accrued liabilities were comprised of the following (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018

Accounts payable	$333	$150
Accrued compensation	516	254
Accrued vendors and other expenses	908	962
Total accounts payable and accrued liabilities	$1,757	$1,366

4. Related Party Transactions

Shared Facilities and Service Agreement

On August 17, 2017, AgeX and Lineage executed the Shared Facilities Agreement. The Shared Facilities Agreement was terminated by AgeX effective September 30, 2019. Under the terms of the Shared Facilities Agreement, Lineage agreed to permit AgeX to use Lineage’s Alameda, California office and laboratory facilities and certain equipment for the purpose of conducting business. Lineage also provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other administrative services to AgeX.

Lineage charged AgeX a “Use Fee” for services received and usage of facilities, equipment, and supplies. For each billing period, Lineage prorated and allocated costs incurred as a Use Fee to AgeX. Such costs generally included services of Lineage employees, consultants, and contractors; equipment use, insurance, lease expense, fees for services of accountants, lawyers, and other professionals; software; supplies; and utilities. Allocation depended on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for AgeX, or upon proportionate usage by Lineage and AgeX, as reasonably estimated by Lineage. Lineage charged AgeX a 5% markup on such allocated costs under the terms of the Shared Facilities Agreement. The allocated cost of Lineage employees and contractors who provided services was based upon records maintained of the number of hours or percentage of time of such personnel devoted to the performance of services. The Use Fee was determined and invoiced to AgeX on a monthly basis for each calendar month of each calendar year. In addition to the Use Fees, AgeX reimbursed Lineage for any out of pocket costs incurred by Lineage for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of AgeX.

The Shared Facilities Agreement was not considered a lease under the provisions of ASC 842 discussed in Note 2, because, among other factors, a significant part of the Shared Facilities Agreement is a contract for services, not a tangible asset, and is cancelable by either party without penalty.

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
Research and development	$135	$335	$701	$946
General and administrative	60	115	239	281
Total Use Fees	$195	$450	$940	$1,227

AgeX has accounted for payables to an affiliate, net of receivables from that affiliate, if any, for shared services and other transactions that AgeX has entered into with that affiliate. AgeX recorded those payables and receivables on a net basis where AgeX and the affiliate intended to exercise a right of offset of the payable and the receivable and to settle the balances net by having the party that owes the other party pay the net balance owed. AgeX has treated Lineage and Juvenescence as affiliates for this purpose.

AgeX had $177,000 and $34,000 in related party payables due to Lineage, included in related party payables, net, on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Transactions with Juvenescence

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX a $2.0 million line of credit for a period of 18 months. AgeX initially drew $500,000 of the line of credit on August 16, 2019 and may draw additional funds from time to time, upon 60 days advance notice, prior to the Repayment Date in February 2021. AgeX may not draw down funds if an “Event of Default” under the Loan Agreement has occurred and is continuing and AgeX may not draw down more than $700,000 during any 30 day period.

In lieu of accrued interest, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000, concurrently with the first draw down of funds under the Loan Agreement. However, if AgeX fails to repay the loan when due, interest at the rate of 10% per annum, compounded daily, will accrue on the unpaid balance from the date the payment was due.

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

As consideration for the line of credit under the Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. The exercise price of the warrants is $2.60 per share, which was the volume weighted average price on the NYSE American (VWAP) of AgeX common stock over the twenty trading days prior to the date the warrants were issued. The warrants will expire at 5:00 p.m. New York time three years after the date of issue. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events. The estimated value of these warrants was $236,000 which was determined in accordance with the Black-Scholes option pricing model with inputs as specified in the relevant warrant agreement.

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

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, has devoted a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed upon annual amount of approximately $280,000. As of September 30, 2019 and December 31, 2018, AgeX had approximately $142,000 and $98,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

Transactions with Ascendance

On March 21, 2018, AgeX and Ascendance Biotechnology, Inc. (“Ascendance”) entered into an Asset Purchase Agreement (the “Asset Agreement”) in which AgeX purchased for $800,000 in cash certain assets consisting in value primarily of in-process research and development assets related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX. The transaction was considered an asset acquisition rather than a business combination in accordance with ASC 805-50. The $800,000 purchase price was expensed on the acquisition date as acquired in-process research and development in accordance with ASC 730-10-25(c) as those assets have no alternative future uses.

Disposition of ownership interest in Ascendance

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. AgeX recognized a $3.2 million gain on sale of its equity method investment in Ascendance, which is included in other income and expenses, net, for the nine months ended September 30, 2018. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance shareholders and AgeX received $354,000 as its pro rata share of the funds, as additional proceeds from the sale of the Ascendance investment included in other income and expenses, net, for the three and nine months ended September 30, 2019.

Sale and exercise of AgeX warrants

In February 2018, AgeX sold warrants, as described in Note 5, to certain investors, including to Alfred D. Kingsley, who was at the time AgeX’s Executive Chairman and the Chairman of Lineage’s Board of Directors. On March 18, 2019, Mr. Kingsley purchased a total of 248,600 shares of AgeX common stock through the exercise of his warrants at an exercise price of $2.50 per share and paid a total purchase price of $621,500.

5. Stockholders’ Equity

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. To date, no preferred shares are issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. As of September 30, 2019 and December 31, 2018, there were 37,649,000 and 35,830,000 shares of AgeX common stock issued and outstanding, respectively.

See Note 4 for related party transactions with Lineage that impacted AgeX’s condensed consolidated statements of stockholders’ equity.

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

On August 13, 2019, in lieu of accrued interest under the Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of funds. Furthermore, as consideration for the line of credit under the Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. See Note 4.

Reconciliation of Changes in Stockholders’ Equity

The following tables provide the activity in stockholders’ equity for the periods from June 30, 2019 to September 30, 2019, and January 1, 2019 to September 30, 2019 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity
BALANCE AT JUNE 30, 2019	37,630	$4	$86,975	$(80,276)	$660	$44	$7,407
Issuance of common stock to Juvenescence	19	-	56	-	-	-	56
Issuance of warrants to Juvenescence	-	-	236	-	-	-	236
Stock-based compensation	-	-	491	-	-	-	491
Foreign currency translation adjustment	-	-	-	-	-	30	30
Net loss	-	-	-	(3,221)	(56)	-	(3,277)
BALANCE AT SEPTEMBER 30, 2019	37,649	$4	$87,758	$(83,497)	$604	$74	$4,943

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/(Loss)	Stockholders’ Equity
BALANCE AT JANUARY 1, 2019	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Issuance of common stock to Juvenescence	19	-	56	-	-	-	56
Issuance of warrants to Juvenescence	-	-	236	-	-	-	236
Stock-based compensation	-	-	1,487	-	-	-	1,487
Lapse of subsidiary options	-	-	(20)	-	20	-	-
Foreign currency translation adjustment	-	-	-	-	-	76	76
Net loss	-	-	-	(9,443)	(200)	-	(9,643)
BALANCE AT SEPTEMBER 30, 2019	37,649	$4	$87,758	$(83,497)	$604	$74	$4,943

The following tables provide the activity in stockholders’ equity for the periods from June 30, 2018 to September 30, 2018, and January 1, 2018 to September 30, 2018 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity
BALANCE AT JUNE 30, 2018	35,750	$4	$79,960	$(68,717)	$936	$22	$12,205
Issuance of shares to acquire in-process research and development	80	-	240	-	-	-	240
Sale of warrants	-	-	263	-	-	-	263
Stock-based compensation	-	-	176	-	-	-	176
Stock-based compensation allocated from Lineage	-	-	33	-	-	-	33
Transactions with noncontrolling interests	-	-	30	-	(30)	-	-
Foreign currency translation adjustment	-	-	-	-	-	5	5
Net loss	-	-	-	(2,151)	(34)	-	(2,185)
BALANCE AT SEPTEMBER 30, 2018	35,830	$4	$80,702	$(70,868)	$872	$27	$10,737

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity
BALANCE AT JANUARY 1, 2018	33,750	$3	$73,761	$(66,552)	$1,039	$68	$8,319
Issuance of shares	2,000	1	4,999	-			5,000
Issuance of shares to acquire in-process research and development	80	-	240	-	-	-	240
Sale of warrants	-	-	1,000	-	-	-	1,000
Stock-based compensation	-	-	488	-	-	-	488
Stock-based compensation allocated from Lineage	-	-	184	-	-	-	184
Stock-based compensation in subsidiaries	-	-	-	-	4	-	4
Transactions with noncontrolling interests	-	-	30	-	(30)	-	-
Foreign currency translation adjustment	-	-	-	-	-	(41)	(41)
Net loss	-	-	-	(4,316)	(141)	-	(4,457)
BALANCE AT SEPTEMBER 30, 2018	35,830	$4	$80,702	$(70,868)	$872	$27	$10,737

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2018	1,731	2,269	-	$2.42
Restricted stock units granted	(100)	-	50	-
Options granted	(615)	615	-	4.15
Options forfeited/cancelled	33	(33)	-	4.28
September 30, 2019	1,049	2,851	50	$2.77
Options exercisable at September 30, 2019		1,279		$2.45

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
Expected life (in years)	5.55	6.08	6.04	5.91
Risk-free interest rates	1.68%	2.75%	2.41%	2.71%
Volatility	78.37%	76.61%	73.44%	75.51%
Dividend yield	-%	-%	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
Research and development	$37	$29	$98	$122
General and administrative	454	181	1,389	554
Total stock-based compensation expense	$491	$210	$1,487	$676

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

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance (see Note 4). The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. AgeX had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance shareholders and AgeX received $354,000 as its pro rata share of the funds as additional proceeds from the sale of its Ascendance investment (see Note 4) included in other income and expenses, net, for the nine months ended September 30, 2019. AgeX has sufficient current year losses from operations to offset this gain resulting in no income taxes due.

As further discussed in Note 1, on August 30, 2018, Lineage consummated the sale of 14,400,000 shares of AgeX common stock to Juvenescence. AgeX received no proceeds from that transaction because the shares sold were owned by Lineage. Prior to the transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. Accordingly, since August 31, 2018, AgeX has not been included in Lineage’s consolidated federal and state income tax returns and AgeX will file its own, standalone income tax returns with its subsidiaries.

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, AgeX included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by operating losses. For the three and nine months ended September 30, 2019, AgeX’s foreign income inclusion was less than the deemed return on tangible assets, and therefore no GILTI was included in income for the first nine months of 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. AgeX has elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2019, AgeX generated a domestic loss from continuing operations but generated foreign income attributable primarily to foreign currency transaction gains for the current periods. This foreign income was principally related to the remeasurement of the U.S. dollar denominated intercompany advances in the form of services provided by LifeMap Sciences, Ltd. to LifeMap Sciences, Inc., for which a foreign income tax provision of $130,000 was recorded for the nine months ended September 30, 2019.

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

8. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine Months Ended September 30, (unaudited)
	2019	2018
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock to Juvenescence (Note 4)	$56	$-
Issuance of common stock for acquired in-process research and development	$-	$240
Issuance of warrants to Juvenescence (Note 4)	$236	$-

9. Commitments and Contingencies

Lease Agreement

On April 2, 2019, the term of a sublease that AgeX entered into during March 2019 (the “AgeX Lease”) went into effect for an office and research facility (the “New Facility”) comprising approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California. AgeX plans to operate its principal offices and research laboratory at the New Facility.

Base monthly rent is $35,866.50 for the initial 12 months of the sublease term and then will increase to $36,942.50. In addition, AgeX will pay real property taxes, insurance and operating expenses pertaining to the building in which the New Facility is located. The AgeX Lease will expire on December 31, 2020.

AgeX is responsible for the maintenance and repair of the New Facility, including electrical, plumbing, HVAC and other systems serving the New Facility but excluding structural and other external portions of the building in which the New Facility is located, and other external areas such as parking, landscaping and walkways associated with the building.

AgeX will be in default under the AgeX Lease, and the sublandlord may terminate the AgeX Lease and may exercise other remedies against AgeX for losses and damages under the AgeX Lease and applicable law, if any one or more of the following events occurs: (a) AgeX fails to pay any rent or any other sum required to be paid for a period of ten (10) days after written notice of delinquency is delivered by the sublandlord; provided, however, that if AgeX fails to pay rent or other sums due within ten (10) days of the date due three or more times during any twelve month period, then any subsequent failure to pay any rent or other sum when due shall constitute a default without the requirement of any written notice; (b) a material default by AgeX in the performance of any other terms, covenants or conditions of the AgeX Lease where the failure continues for thirty (30) days after written notice from the sublandlord; provided that if AgeX defaults in the performance of the same obligation three or more times in any twelve month period and notice from the sublandlord was given in each instance, no cure period shall thereafter be applicable; (c) AgeX becomes bankrupt or insolvent, makes an assignment for the benefit of creditors, bankruptcy or reorganization proceedings are commenced by or against AgeX, and in the case of an involuntary proceeding are not discharged within 60 days, the appointment of a receiver for a substantial part of AgeX’s assets, or the levy upon the sublease or AgeX’s estate in the sublease by attachment or execution, or (d) AgeX abandons the New Facility.

AgeX has agreed to indemnify the sublandlord against certain liabilities arising under laws pertaining to hazardous materials. The indemnity of the sublandlord will pertain to any deposit, spill, discharge or release of hazardous materials that occurs during the term of the AgeX Lease or from AgeX’s failure to comply with requirements of governmental authorities.

The AgeX Lease requires AgeX to maintain certain liability and other insurance and contains customary provisions pertaining to matters such as damage or destruction of the New Facility, taking by eminent domain or similar process, restrictions on subletting and assignment, and other matters.

In connection with the AgeX Lease, as of September 30, 2019 AgeX incurred $329,000 in tenant improvement expenses that it funded and will be amortized over the term of the lease when completed.

Sublease

During 2019, AgeX, as a sublessor, entered into sublease agreements (the “AgeX Subleases”) with unrelated parties (the “Sublessees”) to lease approximately 11,121 square feet of space at AgeX’s New Facility. The first Sublessee will pay AgeX $3,088.50 per month and the second Sublessee will pay AgeX $15,405.40 per month for the first twelve months of the AgeX Sublease and $16,311.60 per month for the duration of the AgeX Subleases. The AgeX Subleases which will expire on December 31, 2020. The Sublessee will also be responsible to reimburse AgeX for Sublessees’ pro rata portion of the maintenance and repair of the New Facility, including electrical, plumbing, HVAC and other systems serving the New Facility but excluding structural and other external portions of the building in which the New Facility is located, and other external areas such as parking, landscaping and walkways associated with the building.

Adoption of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the nine months ended September 30, 2019, for the AgeX Lease. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity.

The following table presents supplemental cash flow information related to the AgeX Lease for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$215

The following table presents supplemental balance sheet information related to the AgeX Lease as of September 30, 2019 (in thousands, except lease term and discount rate):

Operating lease
Right-of-use asset, net	$526

Right-of-use lease liability, current	$417
Right-of-use lease liability, noncurrent	112
Total operating lease liabilities	$529

Weighted average remaining lease term
Operating lease	1.25 years
Weighted average discount rate
Operating lease	6%

The following table presents future minimum lease commitments as of September 30, 2019 (in thousands):

Operating Lease Payments
Year Ending December 31,
2019	$108
2020	440
Total lease payments	548
Less imputed interest	(19)
Total	$529

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

Indemnification

In the normal course of business, AgeX may provide indemnification of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s research and development programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s research and development programs. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of September 30, 2019 and December 31, 2018.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Subscription and advertising revenues	$342	$373	$(31)	(8.3)%
Grant revenues	41	-	41	*	%
Other	28	7	21	*	%
Total revenues	411	380	31	8.2%
Cost of sales	(49)	4	53	*	%
Gross profit	$362	$384	$(22)	(5.7)%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Subscription and advertising revenues	$992	$945	$47	5.0%
Grant revenues	103	-	103	* %
Other	84	138	(54)	(39.1)%
Total revenues	1,179	1,083	96	8.9%
Cost of sales	(165)	(184)	(19)	(10.3)%
Gross profit	$1,014	$899	$115	12.8%

* Not meaningful.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertising revenues from its GeneCards® online database. Subscription and advertising revenues amounted to $342,000 and $373,000 for the three months ended September 30, 2019 and 2018, respectively, and $992,000 and $945,000 for the nine months ended September 30, 2019 and 2018, respectively, remaining relatively unchanged from the prior periods.

During the three and nine months ended September 30, 2019, we recognized income of approximately $41,000 and $103,000, respectively, from a grant from the NIH. We had no grant revenue during the three and nine months ended September 30, 2018. Other revenues of $28,000 and $7,000 for the three months ended September 30, 2019 and 2018 and $84,000 and $138,000 for the nine months ended September 30, 2019 and 2018, respectively, were generated entirely from non-recurring service revenues associated with LifeMap Sciences’ online database business primarily related to its GeneCards® database.

Cost of sales for the three months ended September 30, 2019 as compared to the same period in 2018 increased by $53,000 primarily due to inclusion of $82,000 nonrecurring royalty credits from the licensor of GeneCards® recorded in 2018 but not in 2019.

Cost of sales for the nine months ended September 30, 2019 as compared to the same period in 2018 decreased primarily due to decreased royalty payments made or incurred by LifeMap Sciences due to a change in the applicable royalty fee terms from a percentage of net collections from customers to a fixed annual fee effective January 1, 2019.

Operating Expenses

The following table shows our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$1,447	$1,332	$115	8.6%
General and administrative expenses	2,194	1,254	940	75.0%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$4,435	$4,307	$128	3.0%
Acquired in-process research and development	-	800	(800)	*%
General and administrative expenses	6,422	3,679	2,743	74.6%

* Not meaningful.

Research and development expenses

Research and development expenses increased by $0.1 million to $1.4 million during the three months ended September 30, 2019 from $1.3 million during the same period in 2018. The increase was primarily attributable to an increase in personnel and related expenses allocable to research and development.

Research and development expenses and acquired in-process research and development (“IPR&D”) decreased by $0.7 million to $4.4 million during the nine months ended September 30, 2019 from $5.1 million during the same period in 2018. The decrease was primarily attributable to the non-recurrence of in-process research and development expense of $0.8 million that was incurred during March 2018 in connection with the purchase of certain assets from Ascendance Biotechnology, Inc. (“Ascendance”) primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by us. Consulting, outside research and services allocable to research and development expenses decreased by $0.2 million. These decreases were offset to some extent by a $0.2 million increase in laboratory and supplies expenses, and a $0.1 million increase in personnel and related expenses allocable to research and development.

The following tables show the amounts and percentages of our total research and development expenses, including acquired in-process research and development expenses incurred during 2018, allocated to our primary research and development programs during the three and nine months ended September 30, 2019 and 2018 (amounts in thousands).

		Three Months Ended September 30, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2019	2018	2019	2018
AgeX including ReCyte Therapeutics, Inc. (2)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$1,120	$1,008	77.4%	75.7%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	327	324	22.6%	24.3%
Total research and development expenses		$1,447	$1,332	100.0%	100.0%

		Nine Months Ended September 30, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2019	2018	2019	2018
AgeX including ReCyte Therapeutics, Inc. (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$3,373	$3,187	76.1%	62.4%

AgeX	Acquired in-process research and development	-	800	* %	15.7%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	1,062	1,120	23.9%	21.9%
Total research and development expenses and acquired IPR&D		$4,435	$5,107	100.0%	100.0%

* Not meaningful.

(1)	Amount includes research and development expenses incurred both directly by us or the named subsidiary. Amount also includes indirect expenses allocated to us by Lineage under the Shared Facilities Agreement. See Notes 2 and 4 to our condensed consolidated interim financial statements included elsewhere in this Report.

(2)	Includes approximately $7,000 and $33,000 of ReCyte Therapeutics expenses for the three months ended September 30, 2019 and 2018, respectively.

(3)	Includes approximately $30,000 and $101,000 of ReCyte Therapeutics expenses for the nine months ended September 30, 2019 and 2018, respectively.

General and administrative expenses

The following tables show the amount of general and administrative expenses of AgeX and named subsidiaries during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, (unaudited)
	Amount (1)		Percent of Total
Company	2019	2018	2019	2018
AgeX including ReCyte Therapeutics	$1,995	$1,018	90.9%	81.2%
LifeMap Sciences	199	236	9.1%	18.8%
Total general and administrative expenses	$2,194	$1,254	100.0%	100.0%

	Nine Months Ended September 30, (unaudited)
	Amount (1)		Percent of Total
Company	2019	2018	2019	2018
AgeX including ReCyte Therapeutics	$5,778	$3,062	90.0%	83.2%
LifeMap Sciences	644	617	10.0%	16.8%
Total general and administrative expenses	$6,422	$3,679	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary. Amount also includes indirect general and administrative expenses allocated to us by Lineage under the Shared Facilities Agreement. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses for the three months ended September 30, 2019 increased by $0.9 million to $2.2 million as compared to $1.3 million during the same period in 2018. This increase was primarily attributable to the following increases in expenses: $0.4 million in professional fees for consulting, legal and accounting services; $0.3 million of noncash stock-based compensation expense; and $0.2 million in insurance premiums.

General and administrative expenses for the nine months ended September 30, 2019 increased by $2.7 million to $6.4 million as compared to $3.7 million during the same period in 2018. This increase was primarily attributable to the following increases in expenses: $0.8 million of noncash stock-based compensation expense; $0.8 million in professional fees for consulting, legal and accounting services; and $0.7 million in insurance premiums; $0.2 million in license and patent related expenses; $0.2 million in general office, rent and facilities related expenses.

Other income (expense), net

Other income and expenses, net, in 2019 and 2018 consist primarily of net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than United States dollars, gain on disposition of assets, and interest income and interest expense, net.

Gain on sale of equity method investment in Ascendance

On March 23, 2018, Ascendance, a company in which we held shares of common stock accounted for on the equity method, was acquired by a third party in a merger and we received $3.2 million in cash for our Ascendance common stock. We recognized a gain on sale for the same amount included in other income and expenses, net, during the nine months ended September 30, 2018. We recognized an additional $354,000 on sale of our Ascendance common stock for nine months ended September 30, 2019 when we received a final payment for our Ascendance common stock during 2019.

Income taxes

For Federal and California purposes, our activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For the three and nine months ended September 30, 2019, the provision for income taxes has been presented on a separate federal consolidated tax return and a California combined tax return using the separate return method, as we will file separately from Lineage for periods after August 30, 2018, the date in which Lineage deconsolidated AgeX as discussed in Note 7 to our condensed consolidated interim financial statements included elsewhere in this Report.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, we included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the three and nine months ended September 30, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for the first nine months of 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2019, we experienced a domestic loss from continuing operations but generated foreign income attributable primarily to foreign currency transaction gains for those periods. This income was principally related to the remeasurement of the U.S. dollar denominated intercompany advances payable by LifeMap Sciences, Ltd. to LifeMap Sciences, Inc., for which a foreign income tax provision of $130,000 was recorded for the nine months ended September 30, 2019.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through contributions and advances from our former parent company, Lineage, the sale of our common stock, the sale and exercise of warrants, a loan facility by Juvenescence to advance us funds, and research grants. Lineage has also provided us with the use of Lineage facilities and services under the Shared Facilities Agreement. The Shared Facilities Agreement terminated on September 30, 2019 and Lineage will not be providing us with further services or use of its facilities. We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $83.5 million as of September 30, 2019. We expect to continue to incur operating losses and negative cash flows.

We expect our expenses to increase in the near term in connection with our ongoing activities, including costs related to our new office and laboratory facility in Alameda, California under a sublease from a third party that replaced our use of Lineage’s facilities. We will also incur additional costs of hiring our own internal administrative personnel and ending our reliance on services formerly provided by Lineage under the Shared Facilities Agreement (see Notes 4 and 9 to our condensed consolidated interim financial statements included elsewhere in this Report). Furthermore, now that we are a public company, we will incur additional costs associated with operating as a public company. In the longer term, we expect our expenses to increase as we continue our pre-clinical research and development activities and, if we initiate clinical trials and seek marketing approval for any of our product candidates. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that we do not enter into agreements with third parties for product sales, marketing and distribution that should allocate some or all of such costs on the third party. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. Some of these adjustments will entail the deferral of certain work on the development of our product candidates and technologies, which is likely to delay our progress in those research and development efforts. Based on our most recent projected cash flows, we believe that our cash and cash equivalents of $3.8 million as of September 30, 2019, and the loan facility from Juvenescence under which up to an additional $1.5 million may be loaned to us for operating capital, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 4 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Juvenescence loan facility. We will need to raise additional capital in the near term to be able to meet our operating expenses beyond that period. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs.

The amount of our future capital requirements will depend on many factors. In the near term these factors will include:

●	the scope, progress, results and costs of research and development work on product candidates;

●	the scope, prioritization and number of our research and development programs we conduct;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the costs of maintaining our laboratory and administrative facilities and equipment; and

●	the cost of employing our own administrative personnel rather than relying on services provided by Lineage or Juvenescence.

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

Cash used in operating activities

During the nine months ended September 30, 2019, our total research and development expenses were $4.4 million and our general and administrative expenditures were $6.4 million. Net loss attributable to us for the nine months ended September 30, 2019 amounted to $9.4 million. Net cash used in operating activities during this period amounted to $7.7 million. The difference between the net loss attributable to us and net cash used in operating activities during the nine months ended September 30, 2019 was primarily attributable to the following non-cash items: $1.5 million in stock-based compensation expense, $0.7 million in depreciation and amortization, and $0.1 million foreign currency remeasurement. These amounts were partially offset by $0.4 million we received for our Ascendance common stock in 2019, and $0.2 million in net loss attributable to noncontrolling interest.

Cash provided by in investing activities

During the nine months ended September 30, 2019, net cash used in investing activities amounted to $66,000, which was attributable to $420,000 paid for the purchase of equipment, construction at our new office and laboratory facility, and a security deposit under the lease of our new office and research facility, offset by a $354,000 final payment received for the sale of our Ascendance common stock in 2018.

Cash provided by financing activities

During the nine months ended September 30, 2019, net cash provided by financing activities amounted to $5.0 million, which was attributable to $4.5 million of proceeds received from the exercise of warrants to purchase 1,800,000 shares of AgeX common stock, and a $0.5 million initial draw from the $2.0 million loan facility provided by Juvenescence.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no material litigation or proceedings are contemplated.

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

We may require additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. AgeX believes that it may have sufficient funds to meet its obligations within the next twelve months from the issuance of the condensed consolidated financial statements contained in this Report. However, this belief relies on the raising of additional capital and reduction of cash expenditures. The analysis under ASC 205-40, initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Additionally, AgeX has historical losses from operations and anticipates that it will continue to incur losses as it continues the research and development. Accordingly, these uncertainties and risk factors meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our condensed consolidated financial statements. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our research and development programs. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans from financial institutions or entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Any such collaborative research and development or licensing arrangements may generate significantly less revenue for us than we would receive if we were to successfully develop and market products on our own, or if we were to enter into such arrangements when our technologies and product candidates are at a later stage of development. Our continued net operating losses and capital structure increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable

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

AGEX THERAPEUTICS, INC.

Date: November 14, 2019	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 14, 2019	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer

