Form 10-K
period 2019-12-31
AgeX Therapeutics, Inc.
filed 2020-03-30
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2019 was $56.4 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2020, there were outstanding 37,656,415 shares of common stock, par value $0.0001 per share.

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

INDUSTRY AND MARKET DATA

This Annual Report (“Report”) on Form 10-K contains market data and industry forecasts that were obtained from industry publications, third-party market research and publicly available information. These publications generally state that the information contained therein has been obtained from sources believed to be reliable. While we believe that the information from these publications is reliable, we have not independently verified such information.

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

Item 1. Business

Overview of Business

We are a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging and degenerative diseases. Our mission is to apply our comprehensive experience in fundamental biological processes of human aging to a broad range of age-associated medical conditions. We believe that demand for therapeutics addressing such conditions is on the rise, commensurate with the demographic shift of aging in the United States and many other industrialized countries.

Our proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows us to utilize telomerase-expressing regenerative pluripotent stem cell (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. We own or have licenses to a number of patents and patent applications used in the generation of these product candidates, including intellectual property related to PSC-derived clonal embryonic progenitor cell lines (PureStem® technology) and HyStem® delivery matrices. Our technology platform also includes UniverCyte™ which uses the HLA-G gene to suppress rejection of transplanted cells and tissues to confer low immune observability to cells. AgeX plans to use or license the use of this patented technology to produce genetically-modified master cell banks of pluripotent stem cells that can then be differentiated into any young cell type of the human body that now express the immune tolerogenic molecule.

Our product candidates in the discovery stage include two cell-based therapies derived from telomerase-positive PSCs and one product candidate derived from our proprietary induced Tissue Regeneration (iTRTM) technology. We are also sponsoring a research program to derive neural stem cells from PSCs to treat degenerative diseases such as Huntington’s Disease. We will need to conduct research and development work as part of our plan to develop these cell- and drug-based therapies, each targeting large unmet needs in age-related medicine.

Additional Information

AgeX is incorporated in the State of Delaware. Our common shares trade on the NYSE American under the symbol “AGE.” Our principal executive offices are located at 965 Atlantic Avenue, Suite 101, Alameda, CA 94501, and our phone number at that address is (510) 871-4190. Our website address is www.agexinc.com. The information on, or that can be accessed through our website is not part of this Report. We make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

iTRTM, and UniverCyteTM, are trademarks of AgeX Therapeutics, Inc. HyStem® and PureStem® are registered trademarks of Lineage Cell Therapeutics, Inc. GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd.

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

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have elected to comply with newly adopted or revised accounting standards when they become applicable to public companies because our financial statements were previously consolidated with those of our former parent company Lineage Cell Therapeutics, Inc. which is not an emerging growth company under the JOBS Act and is therefore not permitted to delay the adoption of new or revised accounting standards that become applicable to public companies. This election under the JOBS Act to not delay the adoption of new or revised accounting standards is irrevocable.

Overview of Our Opportunity in Age-Related Diseases

To date, conventional pharmaceutical approaches to the chronic degenerative conditions associated with aging have provided little benefit. Often the approaches offer merely relief from the symptoms of ageing and age-related disease, rather than targeting underlying disease processes. We believe this is about to change through harnessing the power of new cellular and molecular technologies. We aim to lead this coming revolution with our pioneering technologies to restore tissue and organ function. Our cell therapy approach is focused on generating and delivering new cells to patients. Our iTR approach is focused on reversing the age of cells already in the body, where our research team has recently converted the cells of a 114-year-old to young pluripotent stem cells [J. Lee et al., Induced pluripotency and spontaneous reversal of cellular aging in supercentenarian donor cells, Biochemical and Biophysical Research Communication, https://doi.org/10.1016/j.bbrc.2020.02.092].

Aging is one of the most significant demographic trends of our time. As shown in Figure 1, the U.S. Census Bureau projects a sharp rise in the number of Americans over 80 years of age, with an acceleration occurring between the years 2020 and 2030.

Figure 1. Projected increase in the numbers of the U.S. population over 80 years of age (U.S. Census Bureau)

This demographic shift associated with 76 million aging baby boomers poses a significant challenge to our healthcare system and our economy as a whole. The unsolved problem relates to the fact that chronic conditions account for about 80% of total health care expenditures in the United States, with the elderly having a higher prevalence of chronic degenerative disease than the young. Approximately 80% of older adults have one chronic disease, and 68% have two or more.

Our technology platforms reflect over 25 years of research and development in cell immortality and regenerative medicine. It is designed to address some of the largest unmet needs of an aging population by translating state-of-the-art laboratory science relating to aging into meaningful therapeutic biologicals, drugs, and devices.

Overview of Our Product Candidates

Our product pipeline includes two cell-based and one drug-based therapeutic product candidates in development. It also includes currently-marketed online database products and research products.

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

Overview of Our Technology Platforms

Our four core technology platforms provide us with a strong foundation for successfully addressing many of the diseases of ageing by focusing on broad therapeutic applicability and commercially scalable technologies:

1. PureStem: AgeX’s allogeneic cell therapy platform, based on human embryonic progenitors, which are cells in state of development between stem cells and adult cells, which we believe has the potential to solve several major challenges faced by the cell therapy industry by generating cellular therapeutics which would:

●	be commercialized as “off-the-shelf” products
●	be pure and industrially scalable
●	have lower cost of goods per unit
●	be amenable to traditional pharma supply chain logistics
●	have the potential for acceptable reimbursement prices, unlike the very expensive autologous products, and
●	have higher clinical adoption form expected cost savings and more simplified processes.

In addition, we believe PureStem cells, because they come from pluripotent cells, rather than other cells that have to be manipulated to a pluripotent state, will have higher efficacy and safety than competitors’ cells, such as mesenchymal stem cells (MSCs), which only survive transiently in the body and exert any short-term benefit by releasing paracrine factors. This mechanism of action significantly limits their potential.

MSCs neither engraft nor become specialized cells. On the other hand, cells derived from PureStem progenitors will be young, not prone to the disadvantages associated with older cells, and are expected to become permanently engrafted in the body to deliver a true regenerative outcome. To date, AgeX has isolated more than 200 cell types from PureStem.

2. UniverCyte™: AgeX’s pioneering technology to genetically modify allogeneic donor cells to become hypoimmunogenic/universal, so they can potentially be transplanted into all patients in an off-the- shelf manner, without the normal need for human leukocyte antigen (HLA)1 matching between donor and receipt or immunosuppression. UniverCyte utilizes a potent molecule called HLA-G. Its only known role in nature is to prevent destruction of a semi-allogeneic fetus by the maternal immune system. Proof-of-concept for UniverCyte™ has been established in both lab and mouse models. UniverCyte could potentially avoid immune system rejection of transplanted cells, solving a major challenge facing the allogeneic cell therapy industry. In addition to utilizing UniverCyte™ for its own future cell therapy products, AgeX may make UniverCyte™ available to other cell therapy companies through licensing arrangements.

3. HyStem®: Delivery technology to stably engraft cells or slowly release small molecules in the body for greater safety and efficacy. The key advantages of HyStem® over competitors are: (1) higher cell retention, survival, proliferation and engraftment; (2) biodegradability which can be fine-tuned; (3) non-immunogenicity; (4) immunosuppressive in nature; (5) ease of usage; and (6) scalability.

1 The histocompatibility complex gene group provides instructions for making a group of related proteins known as the human leukocyte antigen (HLA) complex. The HLA complex helps the immune system distinguish the body’s own proteins from proteins made by foreign invaders such as viruses and bacteria.

4. Induced Tissue Regeneration (iTRTM): Utilizes small molecules to turn on regeneration of cells. Currently, humans can regenerate blood cells, intestinal cells and skin cells, but this novel approach may trigger complete regeneration of cells, and potentially organs and limbs. The premise behind iTR is that aging and in turn diseases of old age are because of two characteristics of cells, replicative immortality and regenerative capacity, which are present in embryonic cells but which are lost at the embryonic to fetal transition (EFT). With this loss, humans can no longer generate new cells or repair damaged cells to maintain a peak physical condition. Prior to the EFT, injury heals by regeneration, not scarring. We discovered that cells begin expressing COX7A1 at the EFT, which may be a key inhibitor of cellular regeneration. We are working to elucidate the exact role of COX7A1 as well as other genes involved in restricting cellular regeneration. The aim is to return an aged cell back to a youthful state, without crossing over to pluripotency due to the risk of tumorgenicity. This would lead to cellular rejuvenation without dedifferentiation.

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

Business Strategy

Each of our four proprietary platform technologies, PureStem® for cell derivation and manufacturing, UniverCyte™ for generation of hypoimmunogenic cells, iTRTM for reversing the age of cells already in the body and HyStem® for cell delivery, presents AgeX with a multiplicity of attractive opportunities which we may pursue. Given these platform technologies may be highly desirable to multiple academic and biopharma companies due to their broad applicability and potentially important clinical and commercial benefits, AgeX plans to pursue three different business models for these platforms:

●	Business Development and Licensing (BD&L): Focused on licensing AgeX technologies to other cell therapy or biopharma companies to bring in early revenue streams, especially for therapies that AgeX does not presently intend to develop.

●	Cellular Therapy: Focused on progressing cell therapies to human clinical trials. AgeX may conduct research and development of cell therapy product candidates through a variety of strategies, including but not limited to conducting research and development primarily in-house, entering into co-development and marketing arrangements with researchers or other companies in the cell therapy or biopharma industry, and engaging contract service providers to conduct research and development and manufacturing for AgeX for particular product candidates.

●	Reverse Bioengineering, Inc.: Partial cellular reprogramming using our iTRTM technology may one day allow us to revert aged or diseased cells inside the body back to a more youthful, healthy and function state. We incorporated Reverse Bioengineering, Inc. (“Reverse Bio”) as an AgeX subsidiary to develop our revolutionary iTRTM platform. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing our iTRTM technology to proof-of-concept in an animal model as quickly as possible.

Each of these models may provide particular benefits to AgeX in terms of financing and efficiency of operations. However, each alternative has potential disadvantages as well. If AgeX out-licenses its technology it will avoid the costs and risks of research and development, clinical trials, regulatory approval, manufacturing, and commercialization of product candidates, but the revenues AgeX would receive from commercialization of products developed under those arrangements would likely be limited to royalties on product sales and potentially licensing fees and milestone payments representing a relatively small portion of total product revenues. Similarly, co-development and marketing or similar arrangements would permit AgeX to share costs and risks but would also require AgeX to share revenues from the product candidates that may be successfully developed and commercialized. See “Risk Factors” elsewhere in this Report for information about certain risks associated with reliance on arrangements with third parties for research, product development, clinical trials, manufacturing, and commercializing product candidates.

We may finance our iTR research and development through Reverse Bio. To the extent that such financing is obtained through the sale of capital stock or other equity securities to investors or other biopharma companies by Reverse Bio, or the sale of Reverse Bio shares held by AgeX, our equity interest in Reverse Bio and its iTR business would be diluted.

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

In 1961, Dr. Leonard Hayflick first reported that normal human cells in the body (unlike the germ-line) can proliferate for only a finite number of times (typically fewer than 100 times). This phenomenon, known as the “Hayflick Limit”, “cell mortality”, or “cellular aging”, is a normal property of somatic cells. In the 1990s, our CEO, Dr. Michael D. West, founded a biotechnology company called Geron Corporation, where his team isolated for the first time the human gene called “Telomerase Reverse Transcriptase” or “telomerase.” In 1998, Geron scientists in collaboration with scientists at the University of Texas Southwestern Medical Center at Dallas, published the result that telomerase could stop the aging of human cells, or could “immortalize” them.

Figure 2. The Germ-line/soma dichotomy wherein germ-line cells express telomerase, maintain telomere length, and exhibit replicative immortality, while body (somatic) cells lack telomerase, showing progressive telomere shortening until they reach the Hayflick limit.

In 1994, Dr. West’s group demonstrated through an assay for measuring telomerase activity that nearly 90% of cancer cell types cultured in the laboratory or tumors surgically removed from patients abnormally express telomerase. This broke the then dogma that there was no common mechanism at work in cancer. Scientists have concluded that cell mortality, while being detrimental in old age, benefits us early in life by helping to repress cancer cell growth. Figure 2 illustrates this dichotomy wherein immortal cells such as the germ-line cells that perpetuate the species are immortal through telomerase activity while body (somatic) cells lack telomerase expression, and as a result show progressive telomere shortening and a finite lifespan (are mortal).

The Weismann Barrier

Early in the evolution of life, primitive unicellular and even multicellular organisms may have lacked programmed aging as a result of the potential of their cells having the potential for both replicative immortality and regeneration. However, in more complex animals such as mammals, somatic cells lose not only replicative immortality, but after most organ systems are formed during embryonic development, they also lose full regenerative potential. This repression of both telomerase-mediated cell immortality and regeneration potential is called the “Weismann Barrier” (see Figure 3).

Figure 3. The Weismann Barrier coincides with the loss of both replicative immortality and regeneration. Levels of expression of the gene COX7A1 provide a useful marker of the loss of regenerative potential.

PSCs represent the earliest stages of human development and are the first normal human cells cultured in the laboratory that display both telomerase-mediated replicative immortality and regenerative potential. Therefore, our scientists utilized these cells as well as the primitive regenerative cells derived from them, called “PureStem®” cell lines, in research where they were compared to diverse adult cells on the mortal side of the Weismann barrier to uncover the mechanisms regulating the loss of regenerative potential. Artificial intelligence algorithms were used to parse millions of gene expression data points and the results were published in late 2017. Figure 3 shows the Weismann Barrier and the associated rise of a gene expression marker of the non-regenerative state designated COX7A1. This proprietary marker, along with other insights obtained from the research, provides us with a window into this biology and a means of screening for agents capable of restoring a regenerative state to old nonregenerative cells. It is anticipated that such agents may not only reset the pattern of gene expression in adult cells back to that their regenerative counterparts but may also induce tissue regeneration when applied in vivo in the context of age-related degenerative disease. Since the previously mentioned 2017 publication described the re-emergence of the regenerative phenotype in the majority of cancer cell lines, the discoveries may open the door to potentially important diagnostic and therapeutic implications as well.

Pluripotent Stem Cells (PSCs)

Figure 4. Pluripotent Stem Cells (PSCs) possess both telomerase-mediated replicative immortality and regenerative potential, capable of producing all human cell types.

In an effort to utilize telomerase-mediated immortality and regenerative biology in the development of novel therapeutics, in the mid-1990s, Dr. West, organized a collaboration with Drs. James Thomson, John Gearhart, and Roger Pedersen that led to the first isolation of PSCs. In contrast to other types of cells, PSCs are unique by at least two important criteria. The first criterion relates to the ability of pluripotent cells to proliferate, or make more copies of themselves, indefinitely, that is to say, they are “immortal”. The second relates to the ability of PSCs to differentiate into any of the hundreds of specialized cell types in the body. This replicative immortality of PSCs facilitates the industrial scalability of product. We believe that many of these cell types have potential for regenerating function in tissues damaged by degenerative diseases when transplanted. A small sampling of these cell types is shown in Figure 4. Unlike PSCs, adult stem cells typically have severely-reduced scale-up potential (are mortal unlike immortal PSCs), and have passed the Weismann Barrier, and are therefore limited in their ability to regenerate normal tissue when transplanted in vivo. Therefore, we believe that PSC-based cellular therapeutics have significant competitive advantages over cell-based therapeutics being developed by many adult stem cell companies.

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

We have studied the fate of over 200 diverse PureStem cell lines in thousands of differentiation conditions. This was accomplished by thawing individual cryopreserved PureStem cell lines, culturing them in the laboratory, and then exposing the cells to factors that differentiate cells such as protein growth and differentiation factors, hormones, and small molecules implicated in causing cells to change from one type of cell into another (differentiation). Using individual cells from the over 200 diverse PureStem cell lines previously isolated and cryopreserved, we treated the diverse cells with thousands of differentiation conditions, prepared RNA, and determined the gene expression pattern of the cells using gene expression microarrays. These experiments have shown that the PureStem cell lines display site-specific markers that identify not only the type of cells, but also where in the body the cells would normally reside. Therefore, in the example of cartilage cells, it was possible to produce diverse types of cartilage in this manner. We have licensed from our former parent company Lineage Cell Therapeutics, Inc. (“Lineage”) PureStem applications outside of orthopedics, medical aesthetics, and certain ophthalmological applications.

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

HyStem® Delivery Technology

HyStem® is a patented biomaterial that mimics the extracellular matrix that is the structural network of macromolecules surrounding cells in the body. The extracellular matrix is essential for normal cellular function and survival of transplanted cells. Many tissue engineering and regenerative cell-based therapies are expected to benefit from the delivery of therapeutic cells in a matrix for precise localized delivery and survival. HyStem is a unique hydrogel that has been shown to support cellular attachment in vivo. Current research at medical institutions has shown that HyStem is compatible with a wide variety of cells and tissue types including those of the brain, bone, skin, cartilage, vascular system and heart. The technology underlying HyStem hydrogels was developed at the University of Utah and was been exclusively licensed to Lineage for human therapeutic applications and sublicensed to AgeX for certain fields. The HyStem technology is based on a unique thiol cross-linking chemistry to prepare hyaluronan-based matrices as hydrogels. Since the first published report in 2002, there have been numerous academic scientific publications supporting the biocompatibility of thiol cross-linked hyaluronan-based matrices and their applications as medical devices and in cell culture, tissue engineering, and animal models of cell-based therapies.

Figure 5. AgeX plans to utilize the HyStem technology for the delivery of cell-based therapeutics.

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

UniverCyte™

Our UniverCyte™ technology uses a proprietary, novel, modified form of HLA-G and is intended to permit donor cells to be transplanted into patients without donor-patient tissue matching and without administering immunosuppressant medication. Immunosuppressive drugs can reduce patient resistance to infectious diseases and cancers as well as cause organ and other toxicities. Reducing or eliminating the need for immunosuppressants after cell transplantation by use of hypoimmunogenic cells may make therapies universally available. We plan to use or license the use of this patented technology to produce genetically-modified master cell banks of pluripotent stem cells that can then be differentiated into any young cell type of the human body that now express the immune tolerogenic molecule.

We have entered into a research collaboration with a Japanese biopharma company to evaluate the expression of HLA-G on induced pluripotent stem cells (iPS cells) and the ability of those UniverCyte-modified iPS cells to evade immune responses and to differentiate into somatic cells. We will have rights to use any improvements to our UniverCyte™ technology developed through the research and may negotiate commercial licensing arrangements granting our collaborator rights to use UniverCyte™ to produce cellular products for therapeutic and commercial purposes.

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

Figure 6. Human tissue-derived BAT cells (left) stained red for the presence of UCP1 show a minority of cells being true BAT cells. PureStem-derived AGEX-BAT1 cells are uniformly UCP1 positive.

The demonstration in published literature in the public domain that the transplantation of BAT from young mice to obese diabetic mice resulted in weight loss and increased insulin sensitivity has led to a search for a source of industrially-scalable clinical grade BAT cells as well as an appropriate matrix for lipotransfer. There currently is no FDA-approved matrix for cell transplantation. However, Lineage has completed a pivotal clinical trial of HyStem being developed as a replacement for whole adipose tissue in cell-assisted lipotransfer procedures. Therefore, we believe HyStem can be used for the delivery of BAT cells produced using PureStem technology. As shown in Figure 6, the AGEX-BAT1 progenitors strongly express the BAT marker UCP1 when induced to differentiate and show a relatively high degree of purity compared to human tissue-derived BAT.

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

Figure 7. PureStem-derived vascular endothelial cell lines are capable of regenerating young vasculature (bottom left) and appear to have essentially 100% purity by FACs analysis.

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

AGEX-iTR1547 — Induced Tissue Regeneration (iTRTM)

Leveraging our assets in pluripotency and bioinformatics, we have performed research manipulating cellular immortality and regenerative biology in human cells. In 2010, Lineage demonstrated the reversal of the developmental aging of human cells using transcriptional reprogramming technology. In 2017, we published certain markers of the Weismann barrier, and the high prevalence of a reversion back before the Weismann barrier in diverse cancer cell types cultured in vitro.

We extended this research to determine whether reprogramming can be modified to only reverse the aging of cells back before the Weismann Barrier, not back to pluripotency or transforming the cells into malignant counterparts. We have utilized for example the gene COX7A1 as a marker of cells that have lost regenerative potential (crossed the Weismann Barrier).

As shown in Figure 8, our proprietary formulation AGEX-iTR1547 has demonstrated initial capability of reducing the expression of the marker gene COX7A1 back to before the Weismann Barrier without reverting the cells to pluripotency. When implemented in vivo, this partial reprogramming, or iTR, would be expected to induce tissue regeneration, and when combined with telomerase, could modulate both cellular immortality and regenerative biology for therapeutic effect. We are performing research to optimize AGEX-iTR1547 in order to initiate preclinical studies of the agent on the scarless regeneration of the heart during congestive heart failure.

Figure 8. PSCs such as ES Cells and PureStem EP Cells display a regenerative capacity like cells that have not cross the Weismann Barrier. During pre- and post-natal development, skin cells become increasingly incapable of scarless regeneration as reflected in increasing COX7A1 expression. iPS cell reprograming reverts cells back to pluripotency, while AgeX-iTR1547 reverts cells back only to a point prior to the Weismann Barrier (regenerative state).

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

Because our product candidates are still in the discovery stage, our choice of product candidates and development plans are subject to change based on a variety of factors. We may determine to abandon the development of one or more of our product candidates, or we may prioritize the development of one or more product candidates, or we may select or acquire and prioritize the development of new product candidates. Our choice and prioritization of product candidates for development will be influenced by a variety of factors, including but not limited to:

●	Results of our laboratory research and any animal and clinical trials that we may conduct;

●	Our analysis of third-party competitive and alternative technology that may lead us to conclude that our product candidates or technologies may be non-competitive or obsolete;

●	Our analysis of market demand and market prices for the products we plan to develop could lead us to conclude that market conditions are not favorable for receiving an adequate return on our investment in product development and commercialization;

●	The amount of capital that we will have for our development programs and our projected costs for those programs;

●	The issuance of patents to third parties that might block our use of the same or similar technology to develop a product candidate; and

●	The views of the FDA and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to file an IND in order to initiate human clinical testing of a therapeutic product candidate or to attain marketing approval for that product candidate, or to obtain an investigational device exemption for clinical trials, or clearance for a 510(k) application to market a medical device.

Other Products

Neural Stem Cells

During January 2020 we began a research collaboration under a Sponsored Research Agreement with the University of California at Irvine (UCI) using our PureStem technology to derive neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The collaboration’s initial work is expected to take approximately one year. The primary goal of the research will be to develop a robust method of deriving neural stem cells from PSCs in sufficient quantity and with sufficient purity and identity for use in cell based therapy. The initial focus will be on Huntington’s disease, while other potential targets may include Parkinson’s, Alzheimer’s, and stroke. UCI has already accumulated safety and efficacy animal data that may support an IND submission to the FDA as early as 2021 for the commencement of clinical trials to treat Huntington’s disease.

The collaboration includes an opportunity for us to organize a company to be jointly owned with UCI and certain researchers to pursue clinical development and commercialization of cell therapies derived using licensed inventions arising from the research program, as well as certain patent pending technology for neural stem cell derivation, and certain technical data to support IND submissions.

Online Database Products

We, through our subsidiaries LifeMap Sciences and LifeMap Sciences Ltd, which are collectively referred to as LifeMap Sciences, conduct operations in the U.S. and Israel to commercialize the GeneCards Database Suite, which includes the relational databases GeneCards® and MalaCardsTM licensed from the Yeda Research and Development Company Ltd. (“Yeda”), the technology transfer company of the Weizmann Institute of Science in Rehovot, Israel. The GeneCards Database Suite had approximately 3.5 million unique users in 2017 from diverse academic and commercial institutions. LifeMap Sciences obtains revenues from advertising as well as subscriptions from commercial entities. LifeMap Sciences also is building a product designated TGexTM, which provides reports generated by the GeneCards knowledgebase intended for use by health care institutions and containing condensed information on particular genomic profiles of patients.

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

Subsidiaries

As of and for the year ended December 31, 2019, AgeX consolidated the following subsidiaries:

Subsidiary	Field of Business	AgeX Ownership	Country
ReCyte Therapeutics	Early stage pre-clinical research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, ischemic conditions and brown adipocytes for type-2 diabetes and obesity	94.8%	USA

LifeMap Sciences(1)	Biomedical, gene and disease databases and tools	81.7%	USA

(1)	LifeMap Sciences includes LifeMap Sciences, Inc. and its wholly-owned subsidiary LifeMap Sciences, Ltd. an Israeli company.

All material intercompany accounts and transactions between AgeX and its subsidiaries have been eliminated in consolidation.

Manufacturing

Our success will depend in part on our ability to manufacture high quality cells, matrices, and small molecules. Unlike drug manufacturing, this quality needs to be performed at the beginning of the process of using PSCs. Therefore, we have acquired from Lineage cGMP-compatible stem cell lines. We have constructed a cGMP laboratory suitable for manufacturing cell lines and our cell based product candidates. We will require additional personnel and contracted services to comply with quality manufacturing processes and controls.

Facilities

Our offices and research laboratory are located in approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California.

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

AGEX-VASC1

Vascular Progenitors: The pending patent application pertaining to purified vascular progenitor cells and embryonic vascular components are owned by AgeX or an AgeX subsidiary or licensed from Lineage. The patents include U.S. patent applications and are directed to methods to enhance vascular tube networks, compositions of pericyte progenitor cells, compositions of exosomes containing angiogenic molecules, compositions of vascular and lymphatic cells, and methods to culture and purify the cells or components thereof. The approximate expiration dates of the vascular progenitor patents, if issued, range from 2032 to 2038. We plan to file an international patent application claiming priority from a pending US provisional application by the filing deadline, which could lead to a patent that if issued would expire in 2039. The AGEX-VASC1 product may also rely on the HyStem patents, which are described in detail below, under the heading “HyStem® Technology”.

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

HyStem® Technology: AgeX has a sublicense to the HyStem technology from Lineage and the technology was originally developed by the University of Utah Research Foundation with patents issued in the United States, Canada, Switzerland, Germany, Spain, France, UK, Ireland, Italy, Luxembourg, Monaco, Japan, Australia, and South Africa. The patents have claims covering compositions, pharmaceutical compositions with living cells methods of crosslinking, methods of making, methods of administering the compositions, and the use of the synthetic extracellular matrix in both research and clinical applications. The expiration dates of the HyStem® patents range from 2023 to 2027.

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

General Risks Related to Obtaining and Enforcing Patent Protection

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid or infringing on third-party claims. Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed any amounts that we may accrue on our financial statements as a reserve for contingent liabilities. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

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

Our Licensing Arrangements

License Agreement with Lineage: iTR, PureStem® and Telomere Length

Concurrently with the contribution of assets to us by Lineage under an Asset Contribution and Separation Agreement, we entered into a License Agreement with Lineage pursuant to which Lineage has licensed to us, with rights to sublicense, certain intellectual property, including patents and patent applications and know-how for use in the development, manufacture and commercialization of products or services for the prevention, treatment, amelioration, diagnosis or monitoring of all human and non-human animal diseases and conditions except for the field of medical products, devices and services for the reserved Lineage fields of orthopedic, ophthalmic, and medical aesthetic uses (the “Lineage Exclusive Field”). In addition, Lineage retains an option right, on terms to be negotiated, to license iTR patents in research, development, manufacturing and commercialization of treatments based on iTR in the Lineage Exclusive Field. The licensed patents and know-how relate generally to (a) Lineage’s PureStem® human embryonic progenitor cell lines, and (b) telomere length and DNA quality control analysis in pluripotent stem cells.

The Lineage patent rights licensed to us are exclusive and worldwide except for existing third-party licenses, and for medical products, devices, and services related to tendon. We additionally received an option to license certain Lineage retained rights outside of orthopedic indications unless a license grant would compete with a Lineage program or products in the Lineage Exclusive Field.

The License Agreement contains customary provisions pertaining to patent maintenance, enforcement, and defense and related cost allocations, insurance, indemnification, and termination of the license in the event of a breach or default by a party, or the bankruptcy or other insolvency event with respect to a party.

Additional License and Sublicense Agreements

Lineage and certain Lineage subsidiaries also entered into agreements pursuant to which they have licensed or sublicense to us, on a non-exclusive, world-wide, royalty bearing basis, certain additional patents and patent rights and know-how relating to Lineage HyStem® hydrogel technology, human embryonic progenitor cell technology, and human pluripotent stem cell lines and technology for use outside the Lineage Exclusive Fields, or in the case of certain sublicense rights, fields previously licensed to third parties.

Hydrogel Patent License and Sublicense

Lineage has granted to us a sublicense of certain patents licensed to Lineage by the University of Utah Research Foundation (the “Utah Sublicense”), and has granted to us a direct license of certain patents held by Lineage (the “HyStem License”), related to HyStem® hydrogel technology for use outside of the Lineage Exclusive Field for products that include cells and that are covered by certain other patents contributed, licensed, or sublicensed to us by Lineage. We may only develop, sell, and otherwise commercialize a product under the Utah Sublicense and HyStem License if we spend at least a low seven figure amount on research with respect to the product. Lineage will agree to provide us with a reasonable amount of the hydrogel product for the purpose of our research for we will pay Lineage’s cost of manufacturing and supplying the hydrogel.

The Utah Sublicense and the HyStem License will not permit sublicensing and will be non-exclusive for medical products, devices, and services related to human tendon, and will be exclusive for all other licensed fields. The Utah Sublicense and HyStem License will expire upon the latest expiration date of a sublicensed or licensed patent, unless terminated earlier pursuant to the respective agreements. We will pay Lineage a royalty, in an amount not exceeding 10 percent, on “net sales” as defined in the Utah Sublicense and HyStem License. Commencing June 30, 2019, and for each 12-month period thereafter, we will pay Lineage a minimum royalty in the low five figures regardless of the actual amount of net sales for the applicable period.

The foregoing description of the HyStem License and the Utah Sublicense is qualified in its entirety by reference to the HyStem License Agreement and the Utah Sublicense Agreement, copies of which are filed as Exhibits to our Registration Statement on Form 10 and are incorporated herein by reference.

Sublicense of Certain Progenitor Patents

Lineage has granted to us a sublicense of certain patents licensed to Lineage that pertain to the derivation of human embryonic progenitor cell lines. The sublicense will permit us to use the sublicensed patents for the treatment, palliation, diagnosis, or prevention of any disease, disorder or health condition outside of the Lineage Exclusive Field. The sublicense expires the later of July 10, 2028 or the latest expiration date of a sublicensed patent, unless terminated earlier pursuant to the terms of the sublicense.

We will pay Lineage a royalty on “net sales,” as defined in the sublicense agreement, until the royalty payments to Lineage’s licensor by Lineage total $1.2 million and thereafter will pay to Lineage a low single digit royalty on its own net sales and a low double digit royalty on sublicensing consideration.

If we grant a sublicense to use the patents, we will pay Lineage a portion of any consideration received for a sublicense, including but not limited to, upfront payments and milestones, and non-cash exchanges or considerations, but not payments for developing a product, service or process. If we become obligated to pay royalties to one or more affiliates of Lineage for the use of patent rights related to this sublicense and as a result, the royalties payable to Lineage with respect to royalties under the sublicense plus the royalties payable to the affiliates would exceed a designated amount of net sales, the royalties due to Lineage may be reduced but not less than the designated amount. In addition, we will pay to Lineage a royalty on “net sales,” as defined in the sublicense agreement, by the sublicensee. If we become obligated to pay royalties to one or more affiliates of Lineage for the use of patent rights related to this sublicense and as a result, the royalties payable to Lineage with respect to sales by a sublicensee plus the royalties payable to the affiliates would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced but not less than the designated amount.

The sublicense agreement includes reciprocal cross-licenses between Lineage and us with respect to any new patents that may be issued based on the use of the sublicensed patents. Any such license to Lineage will be exclusive in the Lineage Exclusive Field and nonexclusive in all other licensed fields. Any such license from Lineage to us will be for use outside the Lineage Exclusive Field and for medical products or services involving tendon. Each license will be for a term of 10 years.

The foregoing description of the sublicense agreement is qualified in its entirety by reference to the sublicense agreement, a copy of which is filed as an exhibit to our Registration Statement on Form 10 and is incorporated herein by reference.

ESI License

Lineage’s subsidiary ES Cell International Pte, or ESI, has granted to us non-exclusive rights to certain ESI patents and human pluripotent stem cell lines, or ESI Cell Lines, for use outside of the Lineage Exclusive Field and outside certain other fields for which ESI has previously granted licenses. We will pay ESI a royalty, in an amount not exceeding 10 percent, on “net sales,” as defined in the license agreement. If we become obligated to pay royalties to one or more third party or to Lineage for the use of patent rights related to this license and as a result the royalties payable to ESI with respect to this license agreement plus the royalties payable to such third party or Lineage would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced. The patent license expires upon the latest expiration date of a licensed patent, unless terminated earlier pursuant to the terms of the license. All other rights under the license are terminable by either party under the conditions specified in the license.

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

Employees

As of December 31, 2019, we employed 17 persons on a full-time basis, of which seven employees hold Ph.D.’s in one or more fields of science.

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

Risks Related to Our Business Operations

 We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the New Loan Agreement from Juvenescence described in Note 9 to our consolidated financial statements included elsewhere in this Report, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited financial statements in this Report contains a qualification to such effect. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Any such collaborative research and development or licensing arrangements may generate significantly less revenue for us than we would receive if we were to successfully develop and market products on our own, or if we were to enter into such arrangements when our technologies and product candidates are at a later stage of development. Our continued net operating losses and the risks associated with the development of our product candidates and technologies will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Our New Loan Agreement with Juvenescence does not assure that we will be able to borrow more than $500,000 and all of the loans under the New Loan Agreement will become collateralized by our assets and those of most of our subsidiaries if we make more than two draws of funds under the New Loan Agreement.

Under the terms of the New Loan Agreement with Juvenescence described in Note 9 to our consolidated financial statements included elsewhere in this Report, we will initially borrow $500,000 as an unsecured loan. Although the New Loan Agreement provides that Juvenescence may lend us up to $8 million, loans in excess of the initial $500,000 are subject to Juvenescence’s discretion and Juvenescence will require that we implement a plan prior to April 30, 2020 to reduce our spending on employee salaries and consulting fees and pay no bonuses for 2019 in order to borrow more than the initial $500,000, meaning that there is no assurance that we will be able to borrow more than the initial $500,000. Further, if we make more than two draws of funds (generally borrowing more than $1,000,000 through the two initial draws) under the New Loan Agreement, all of our borrowings under the New Loan Agreement will become collateralized by all of our assets and those of our subsidiaries ReCyte Therapeutics and Reverse Bio (the “Guarantor Subsidiaries”) under the terms of a Security and Pledge Agreement. This means that if an Event of Default, as defined in the New Loan Agreement, or other default under the Security and Pledge Agreement, were to occur after we make more than two draws of funds, Juvenescence could foreclose on its security interest and sell our assets and those of our Guarantor Subsidiaries to satisfy the unpaid principal balance of those loans plus costs incurred in connection with the Event of Default and the foreclosure and sale of the assets. As a result, we and our Guarantor Subsidiaries could lose some or all of our respective assets, leaving few if any assets available for the operation of our business or the business of our subsidiaries, or for sale for the benefit of our stockholders through a winding up of our affairs and liquidation of our assets.

If we borrow more than $500,000 under the New Loan Agreement with Juvenescence we will have to substantially restructure our plans and operations.

Although Juvenescence will retain discretion whether to fund all but the initial $500,000 draw request, as a condition to borrowing more than $500,000 under the New Loan Agreement AgeX must implement a plan during April 2020 to reduce spending on employee salaries and consulting fees (the “Restructuring Plan”) to a degree that will result in large staff reductions which may be coupled with salary reductions for certain employees who agree to a pay reduction in order to remain employed. Management believes that implementing such a Restructuring Plan would likely require the elimination of certain management and administrative personnel and most of its research personnel, which in turn would mean that AgeX would cease development of some or all of its product candidates or technologies unless research and development work could be contracted out to third party service providers within the newly imposed budgetary constraints. Accordingly, borrowing more than $500,000 under the New Loan Agreement could have a significant impact on AgeX’s pursuit of the development of the product candidates and technologies described under “Business” in this Report.

The terms of our New Loan Agreement with Juvenescence could make it more difficult for us to raise additional capital from other sources.

The New Loan Agreement with Juvenescence, among other matters: (a) requires AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets if AgeX makes more than two draws of funds (generally meaning if AgeX borrows more than $1,000,000); (b) requires AgeX to issue additional common stock purchase warrants to Juvenescence; (c) requires AgeX to implement a Restructuring Plan during April 2020 to reduce spending on employee salaries and consulting fees in order to make a second draw of funds (although Juvenescence will retain discretion whether to fund the draw request); and (d) prohibits AgeX and the Guarantor Subsidiaries from borrowing funds from other lenders or engaging in certain secured transactions without the consent of Juvenescence, unless we repay all amounts owed to Juvenescence under the New Loan Agreement and the $2 million we borrowed under the August 2019 Loan Facility Agreement discussed in Note 4 to our consolidated financial statements. The requirement that we implement a plan during April 2020 to reduce our spending on employee salaries and consulting fees would necessitate staffing reductions that would require a substantial curtailment of our operations, including our research and development efforts. Accordingly, the terms of the New Loan Agreement could require AgeX to make significant changes to its operations and research and development plans, which could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our Guarantor Subsidiaries from sources other than Juvenescence.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than the right to borrow $500,000 under the New Loan Agreement. We will need to seek additional capital regardless of market conditions and the terms of any financings that may be available to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, or debt coupled with warrants or other equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. We will need to issue shares of common stock and common stock purchase warrants to Juvenescence in connection with borrowings under the New Loan Agreement, which to the extent issued will dilute the interests of our other stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are a discovery-stage development company and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future, and we do not know if we will ever attain profitability.

We are a discovery-stage therapeutics company with a limited operating history. Since our inception in August 2017, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flow in the future. Our operating losses were $12.6 million and $11.2 million for the years ended December 31, 2019 and 2018, respectively, and we had an accumulated deficit of approximately $86.2 million as of December 31, 2019. We have devoted most of our financial resources to research and development, including our preclinical development activities.

We expect to continue to incur significant additional operating losses for the foreseeable future if we seek to advance product candidates through preclinical and clinical development conduct clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our product candidates. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with development of cell-based and drug-based therapeutics, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products (other than through our LifeMap Sciences subsidiary) or achieve or maintain profitability.

Our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our programs and product candidates will require additional preclinical and clinical development, potential regulatory approval in multiple jurisdictions, securing manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any operating income from product sales. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability raise the capital needed to continue our operations, and our ability to generate revenues. If we are unable to develop and commercialize one or more of our product candidates either alone or with collaborators, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

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

We may expend our limited resources to pursue one or more particular product candidates or indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

If we do not implement the Restructuring Plan, we will need to expand our organization if we are able to raise sufficient capital to do so, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2019, we had 21 employees. If we determine not to implement the Restructuring Plan and are able to obtain sufficient capital to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth of administrative resources could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Even with approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the health care providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and other health care providers. The clinical development, commercialization, and marketing of cell therapies are at an early-stage, substantially research-oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize cell therapies. In general, cell therapies may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, potentially prohibitive costs or other characteristics that may prevent or limit their approval or commercial use. Furthermore, the number of people who may use cell- or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a large global market for cell therapies and our ability to capture a share of this market with our product candidates.

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

If we or any third-party manufacturers that we may engage were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials or to the medical marketplace would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, could require us to either commence new clinical trials at additional expense or terminate clinical trials completely.

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

Our business will depend on several critical technologies that we have licensed or sublicensed from Lineage or certain Lineage subsidiaries. The license and sublicense agreements impose obligations on us, including payment obligations and obligations to pursue development and commercialization of products and technologies under the licensed patents or technology. If the licensor or sublicensor believes that we have failed to meet our obligations under a license or sublicense agreement, they could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, our loss of the licensed rights. In addition, certain of our licensing counterparties may terminate our license rights without cause, including Yeda in connection with the relational databases in-licensed by LifeMap Sciences. During the period of any such litigation our ability to carry out the development and commercialization of potential new products or technologies, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed or sublicensed technology in our business.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Michael West, Ph.D., our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, because we will rely on Juvenescence to provide the services of certain administrative and management personnel, we will not have the benefit of the full time and effort of those Juvenescence employees in the management and development of our business. We could lose the services of members of management team through the implementation of the Restructuring Plan.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters including earthquakes and tsunamis, terrorism, war, and telecommunication and electrical failures. Some of our data related to the development of our product candidates resides on Lineage’s computer servers and will be subject to the same risks described above. Further, while we are working to transfer our data from Lineage’s servers to our own servers, there is a risk that data could be lost or corrupted while in the process of being transferred, or could otherwise not be transferred to us. A loss of or damage to our data, a disruption in access to our data, or inappropriate disclosure of confidential or proprietary information, could disrupt our operations, delay or otherwise adversely affect the development of our product candidates, significantly increase our costs, or result in delays in any future regulatory filings we may make.

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

The outbreak of the corona virus COVID 19 could adversely affect our operations.

The outbreak of the corona virus COVID 19 could disrupt our operations due to absenteeism by ill employees or employees who elect not to come to work due to the illness affecting other employees in our office or laboratory facilities or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Supplies of chemical reagents and other supplies used in our laboratory could be disrupted if the manufacturers experience absenteeism due to illness of their employees or due to quarantines. Absenteeism due to corona virus illness could also impact companies that the manufacturers use to ship reagents or other supplies to us. Employee absenteeism or supply disruptions could impair our ability to conduct our day to day business. Similar disruptions could be experienced by third parties performing research and development work cooperatively with us or for us under contracts, which would also adversely affect our ability to make progress in our research and development programs. We cannot presently predict the extent to which the virus may impact our operations.

The anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the shares of most publicly traded companies, including shares of AgeX common stock. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity securities. While these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our shareholders.

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

We and our third-party contractors will be required to comply with the GLPs and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our third-party contractors fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Accordingly, if our third-party contractors fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our third-party contractors will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These third-party contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other product development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by third-party contractors, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our third-party contractors do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

If our relationship with any third-party contractors terminate, we may not be able to enter into arrangements with alternative third-party contractors or do so on commercially reasonable terms. Switching or adding additional third-party contractors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our third-party contractors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

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

We acquired rights to patent applications for technology that Lineage has developed, and we may file additional new patent applications in the future seeking patent protection for new technology or products that we develop ourselves or jointly with others. However, there is no assurance that any of our licensed patent applications, or any patent applications that we may file in the future in the United States or abroad, will result in the issuance of patents.

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

Our patents may not protect our technologies or products from competition.

●	We might not be able to obtain any patents beyond those we already own or have licensed or sublicensed, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection.

●	There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us.

●	In addition to interference proceedings, the USPTO can reexamine issued patents at the request of a third party. Our patents may be subject to inter partes review (replacing the reexamination proceeding), a proceeding in which a third party can challenge the validity of one of our patents to have the patent invalidated. This means that patents owned or licensed by us may be subject to reexamination and may be lost if the outcome of the reexamination is unfavorable to us.

●	The patents to which we have licenses to, including the licenses to HyStem are broadly licensed to other companies and in some instances, in overlapping fields of use. Asterias Biotherapeutics, Inc. (“Asterias”), a wholly-owned subsidiary of Lineage, has a non-exclusive license to HyStem patents in certain fields of use that overlap with the AgeX sublicensed fields of use. Asterias and AgeX may create competing products. In addition, AgeX, through our subsidiary ReCyte Therapeutics, is a sublicensee under a cross-license between Lineage and Asterias, which creates another potential risk of Asterias and AgeX creating competing products.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents, if issued, on our technology and product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. The products offered by foreign competitors may compete with our products in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and certain developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents, if issued, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market products or license our patented technologies. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

Risks Related to Our Relationship with Juvenescence

Our Chief Financial Officer and Chief Operating Officer are not fulltime AgeX employees.

Our Chief Financial Officer is providing services to us on a part-time basis as a consultant. Because he is not a full-time employee, we may compete for his time and attention with other companies for whom he may provide services. Our Chief Operating Officer is an employee of Juvenescence and is expected to devote 85% of his time to our affairs and the balance of his time to the affairs of Juvenescence and accordingly we may compete with Juvenescence for his time and attention.

Conflicts of interest may arise from our relationship with Juvenescence, which owns a significant percentage of our common stock and is a significant creditor and will be able to substantially influence us and exert control over matters subject to stockholder approval and the election of directors.

As of March 16, 2020, Juvenescence beneficially owned approximately 43.6% of the voting power of our outstanding common stock, which will be enable them to substantially influence us and exert control through this ownership position. For example, Juvenescence will be able to exert control over or substantially influence elections of directors, approval of our equity incentive plans, amendments to our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Juvenescence has controlling stakes and minority investments in several other companies engaged in various aspects of the aging industry, which companies may propose collaborations with AgeX. Juvenescence has also loaned AgeX $2 million and has agreed to provide additional loans subject to certain conditions under the New Loan Agreement as described in Note 9 to the financial statements included in this Report. Juvenescence's interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights, including rights as a creditor, in a manner with which other stockholders may not agree or that may not be in the best interests of AgeX or stockholders other than Juvenescence. So long as Juvenescence continues to own a significant amount of our equity and remains a significant creditor, it will continue to be able to strongly influence and effectively control our decisions. While the directors elected by Juvenescence will be obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Juvenescence and, accordingly, their interests may be aligned with Juvenescence's interests, which may not always coincide with our corporate interests or the interests of our other stockholders.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 105,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of March 16, 2020, there were 37,656,415 shares of common stock issued and outstanding, and 2,895,979 shares of common stock reserved for issuance upon the exercise of outstanding stock options or other stock-based awards under our 2017 Equity Incentive Plan. No shares of preferred stock are presently outstanding. Under the terms of the New Loan Agreement, we will issue shares of common stock and common stock purchase warrants to Juvenescence. The total number of shares of common stock that we will issue to Juvenescence will depend on whether Juvenescence elects to exercise its right to convert the principal amount of outstanding loans under the New Loan Agreement into shares of our common stock and the market price of our common stock if a conversion takes place. The total number of warrants that we will issue to Juvenescence will depend on the amount of funds we borrow under the New Loan Agreement and the market price of our common stock. See Note 9 to our consolidated financial statements included elsewhere in this Report.

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

We may finance a portion of our operations by organizing subsidiaries and selling shares of capital stock in those subsidiaries to private investors. Sales of subsidiary shares would reduce our ownership interest in the subsidiaries, and correspondingly dilute our shareholder’s ownership interests in our consolidated enterprise. Our subsidiaries could also have their own stock option plans and the exercise of subsidiary stock options or the sale of restricted stock under those plans would also reduce our ownership interest in the subsidiaries, with a resulting dilutive effect on the ownership interest of our shareholders in our consolidated enterprise. Subsidiaries might also issue preferred stock having rights, preferences, and privileges senior to the rights of the subsidiary common stock we hold with respect to dividends, rights to share in distributions of our assets if the subsidiary is liquidated, or voting rights. Any subsidiary preferred stock may also be convertible into common stock on terms that would be dilutive to us as a holder of subsidiary common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our office and laboratory facilities comprise approximately 23,911 square feet of subleased space in an office and research park at 965 Atlantic Avenue, Alameda, California. We have constructed a cGMP laboratory in this space for the manufacture of our cell lines and cell based product candidates. The sublease term will expire on December 31, 2020.

Item 3. Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the NYSE American under the symbol “AGE” since November 29, 2018.

As of March 2, 2020, we had 261 holders of record of our common stock. This number does not include stockholders whose shares of AgeX common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

The following table shows certain information concerning the stock options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2019 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
AgeX Stock Option Plans Approved by Stockholders	2,895	$2.69	1,054

Additional information concerning our 2017 Equity Incentive Plan and the stock options may be found in Note 6 to the Financial Statements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2019 and 2018, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

Emerging Growth Company Status

The Jumpstart our Business Startups Act of 2012 (“JOBS Act”) permits an “emerging growth company” such as AgeX to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we elected to comply with newly adopted or revised accounting standards when they become applicable to public companies because our financial statements were consolidated with those of Lineage, which is not an emerging growth company under the JOBS Act and is therefore not permitted to delay the adoption of new or revised accounting standards that become applicable to public companies. This election under the JOBS Act to not delay the adoption of new or revised accounting standards is irrevocable.

Overview

We are a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging and degenerative diseases. Our initial discovery and preclinical programs focus on utilizing brown adipose tissue in targeting diabetes, obesity, and heart disease; and induced tissue regeneration in utilizing the human body’s own abilities to scarlessly regenerate tissues damaged from age or trauma. We may also pursue other early-stage pre-clinical programs.

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

Since inception, we have incurred significant operating losses and we will need to obtain additional financing in order to continue our operations, including our research and development programs. See “Liquidity and Capital Resources” for a discussion of our available capital resources and our need for financing. Our operating losses were $12.6 million and $11.2 million, for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $86.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Principles of consolidation – AgeX’s consolidated financial statements include the accounts of its subsidiaries and certain research and development departments, including former Lineage personnel, transferred from Lineage to AgeX in connection with the Asset Contribution Agreement described in Note 4 to our consolidated financial statements. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ equity on AgeX’s consolidated balance sheets.

As of, and for the year ended, December 31, 2019, AgeX consolidated ReCyte Therapeutics, LifeMap Sciences, Inc. (“LifeMap Sciences”), and LifeMap Sciences, Ltd. (Israel) and included the historical expenses of certain former Lineage research and development departments (see Note 4 to our consolidated financial statements).

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

Related party transactions – Shared Facilities and Services Agreement - As more fully described in Note 4 to our consolidated financial statements included elsewhere in this Report, Lineage provided us with the use of Lineage facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”). Accordingly, Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on our behalf based on the amount of time that particular employees devote to AgeX affairs. Other expenses such as legal, accounting and financial reporting, marketing, and travel expenses were allocated to us to the extent that those expenses were incurred by or on behalf of AgeX. Lineage also allocated certain overhead expenses such as rent and utilities, property taxes, insurance, laboratory expenses and supplies, telecommunications and other indirect expenses. These allocations were made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, headcount and percentage of personnel devoted to our operations or management. Management evaluated the appropriateness of the allocations on a periodic basis and believes that this basis for allocation was reasonable. The Shared Facilities Agreement terminated on September 30, 2019 and Lineage will not be providing us with further services or use of its facilities.

Related party transactions - allocated expenses from Lineage – Consistent with the principles of carve-out financial statements and presentation discussed in Note 2 to our consolidated financial statements, certain expenses were allocated by Lineage and included in our consolidated statements of operations and consolidated statements of stockholders’ equity as a contribution by Lineage. Research and development expenses include allocations from Lineage primarily attributable to certain former Lineage research departments contributed to us. Those expenses are primarily comprised of former Lineage personnel and related expenses, including stock-based compensation, and other outside expenses relevant to the nature of the research projects that were contributed to us pursuant to the Asset Contribution Agreement discussed in Note 4 to our consolidated financial statements included elsewhere in this Report. Management considers the allocation methodologies used to allocate expenses as reasonable and appropriate based on historical Lineage expenses attributable to us and our operations for purposes of the standalone, carve-out consolidated financial statements included elsewhere in this Report. The expenses reflected in the consolidated financial statements may not be indicative of expenses that we will incur in the future.

Research and development – Research and development expenses include both direct expenses incurred by us or our subsidiaries and indirect overhead costs allocated by Lineage that benefited or supported our research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Direct research and development expenses also include allocations for carve-out presentation purposes from certain former Lineage research departments discussed above under Related party transactions - allocated expenses from Lineage. Indirect research and development expenses include overhead expenses allocated to us by Lineage discussed under Related party transactions - Shared Facilities and Services Agreement above. Research and development costs are expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, including service revenues from co-development projects with customers, if any and as applicable, approximate the respective revenues recognized in the consolidated statements of operations.

General and administrative – General and administrative expenses include both direct expenses incurred by us and indirect overhead costs allocated by Lineage that benefited or supported our general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Direct general and administrative expenses also include allocations for carve-out presentation purposes discussed above under Related party transactions - allocated expenses from Lineage. Indirect general and administrative expenses include overhead expenses allocated to us by Lineage discussed under Related party transactions - Shared Facilities and Services Agreement above.

Income taxes – For Federal and California purposes, AgeX’s activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For those periods, the income tax provision was prepared in accordance with ASC 740, Income Taxes, using the separate return method to determine the tax provision of AgeX for carve-out presentation purposes of its consolidated financial statements. The separate return method, amongst other things, requires that the amount of current and deferred tax expense for a group that files a consolidated income tax return be allocated among the members of that group as if each group member were a separate taxpayer. As a result, the provision for income taxes has been presented as if AgeX had filed a separate federal consolidated tax return and a California combined tax return for the periods presented. In using the separate return method, the sum of the amounts allocated to the members of the income tax return group may not equal the consolidated amount. If tax attributes recorded in the carve-out consolidated financial statements are materially different from the actual tax attributes pertaining to us or our legal entities and our subsidiaries, or to Lineage and its subsidiaries, those differences are identified and disclosed in Note 7 to our consolidated financial statements included elsewhere in the Report. Accordingly, depending on our future legal structure and related tax elections that may be taken by us, our effective tax rate in future years could vary materially from our historical effective tax rates. The historical deferred tax assets, including the operating losses and credit carryforwards generated by certain research and development departments that operated within Lineage and were transferred to us on August 17, 2017, have been presented as our tax attributes consistent with the principles of the separate return method described above.

As of December 31, 2019, the deferred tax assets and liabilities presented in Note 7 included elsewhere in this Report, including net operating loss carryforwards and research and development credits, represent the tax attributes of AgeX and its subsidiaries. However, the net operating losses and research and development credits generated before August 17, 2017 with respect to Lineage research departments that were transferred to us on that date will remain as tax attributes of Lineage.

In general, net operating losses and other tax credit carryforwards generated by legal entities in a consolidated federal tax group or a combined state tax group, collectively “the tax group”, are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the tax group. However, under the Tax Matters Agreement between Lineage and AgeX entered into on August 17, 2017, any use of a member’s net operating loss and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019 and 2018. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. We are currently unaware of any tax issues under review.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. SAB 118 allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act during the year ended December 31, 2018. As of December 31, 2018, we completed the accounting for all the enactment-date income tax effects of the 2017 Tax Act as further discussed in Note 7 to our consolidated financial statements included elsewhere in this Report.

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

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718. Stock option awards issued to non-employees, principally consultants or outside contractors, as applicable, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options can more reliably be measured than the fair value of services received. We record compensation expense based on the then-current fair values of the stock options at the grant date in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. We adopted ASU 2018-07 on January 1, 2019. As we had one stock option grant issued to a nonemployee as of the adoption date and one additional stock option grant during 2019 to the same nonemployee, the application of the new standard did not have a material impact on our consolidated financial statements. Compensation expense for non-employee grants is recorded on a straight-line basis in the consolidated statements of operations.

The Black-Scholes option pricing model requires us to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield.

The fair value of the shares of common stock underlying the stock options has historically been determined by our Board of Directors. Because there was no public market for our common stock prior to November 29, 2018, our Board of Directors determined the fair value of the common stock at the time of the grant of options prior to that date by considering a number of objective and subjective factors including contemporaneous sales of our common stock to investors, valuation of comparable companies, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled Valuation of Privately Held Company Equity Securities Issued as Compensation. Since our common stock began publicly trading on the NYSE American, the fair value of our common stock underlying stock options has been valued based on prevailing market prices.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We estimate the expected term of options granted based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

Because our common stock had no publicly traded history prior to November 29, 2018, for the year ended December 31, 2019 and 2018, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2019 and 2018 consists of stock-based compensation under the AgeX 2017 Equity Incentive Plan, and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

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

Impairment of long-lived assets – Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through December 31, 2019, there have been no such impairment losses.

Revenue recognition – During the first quarter of 2018, we adopted FASB ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. We adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical revenue recognition accounting under Topic 605.

We recognize revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it expects to receive in exchange for such product or service. In doing so, We follow a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. We consider the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. We apply the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

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

LifeMap Sciences’ performance obligations for advertising are overall advertising services and represent a series of distinct services. Contracts are typically less than a year in duration and the fees charged may include a combination of fixed and variable fees with the variable fees tied to click throughs to the customer’s products on their website. LifeMap Sciences allocates the variable consideration to each month the click through services occur and allocates the annual fee to the performance obligation period of the initial term of the contract because those amounts correspond to the value provided to the customer each month. For click-through advertising services, at the time the variable compensation is known and determinable, the service has been rendered. Revenue is recognized at that time. The annual fee is recognized over the initial subscription period because this is a service and the customers simultaneously receive and consume during the period of the subscription.

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date reported. For the years ended December 31, 2019 and 2018, LifeMap Sciences recognized $1.3 million and $1.2 million, respectively, in subscription and advertisement revenues. As of December 31, 2019, there was $0.3 million included in deferred revenues in the consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

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

Grant revenues. In applying the provisions of Topic 606, we have determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. We account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If we or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

In September 2018, we were awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of our technologies for treating osteoporosis. The grant funds will be made available by the NIH as allowable expenses are incurred. For the years ended December 31, 2019 and 2018, we incurred approximately $180,000 and $20,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations. Future contracts with customers may include multiple performance obligations. For such arrangements, we will allocate revenue to each performance obligation based on its relative standalone selling price. We generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the year ended December 31, 2019, we did not have significant arrangements with multiple performance obligations.

Financial Operations Overview

To date, our revenues have been principally derived from subscription and advertising revenues from LifeMap Sciences’ online databases based upon applicable subscription or advertising periods. We do not have any products approved for sale and have not generated any revenue from commercialized product sales, and we do not expect to generate any revenue from product sales for the foreseeable future.

Our operating expenses consist of research and development expenses primarily from our pre-clinical programs and general and administrative expenses. If we determine to borrow more than $500,000 under the New Loan Agreement with Juvenescence, we will be required to implement a Restructuring Plan during April 2020 to reduce spending on employee salaries and consulting fees to a degree that will result in large staff reductions which may be coupled with salary reductions for certain employees who agree to a pay reduction in order to remain employed. Management believes that implementing such a Restructuring Plan would likely require the elimination a portion of our management and administrative personnel and most of our research personnel, which in turn would mean that we would cease development of some or all of our product candidates or technologies unless research and development work could be contracted out to third party service providers within the newly imposed budgetary constraints. Accordingly, the historical amounts of revenues and expense presented and discussed in this Report are likely not going to be indicative of revenues and expenses during future periods.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31,		$ Increase/	% Increase
	2019	2018	(Decrease)	(Decrease)
Subscription and advertising revenues	$1,332	$1,227	$105	8.6%
Grant revenues	180	20	160	*%
Other revenues	216	149	67	45.0%
Total revenues	1,728	1,396	332	23.8%
Cost of sales	(244)	(364)	(120)	(33.0)%
Gross profit	$1,484	$1,032	$452	43.8%

* Not meaningful.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertising revenues from its GeneCards® online database. Subscription and advertising revenues amounted to $1.3 million and $1.2 million for the years ended December 31, 2019 and 2018.

We recognized income of approximately $180,000 during 2019 and approximately $20,000 during 2018 from a grant from the NIH. Other revenues of $216,000 and $149,000 for the years ended December 31, 2019 and 2018, respectively, were generated entirely from non-recurring services associated with LifeMap Sciences’ online database business primarily related to its GeneCards®.

Cost of sales for the year ended December 31, 2019 as compared to 2018 decreased primarily due to decrease royalty payments made or incurred by LifeMap Sciences due to a change in the applicable royalty fee terms from a percentage of net collections from customers to a fixed annual fee effective January 1, 2019.

Operating Expenses

The following table shows our consolidated operating expenses for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31,		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$5,904	$5,830	$74	1.3%
Acquired in-process research and development	-	800	(800)	*%
General and administrative expenses	8,139	5,647	2,492	44.1%

*	Not meaningful.

Research and development expenses

Research and development expenses and acquired IPR&D decreased by $0.7 million to $5.9 million in 2019 as compared to $6.6 million in 2018. The decrease was primarily attributable to the non-recurrence of in-process research and development expense of $0.8 million that was incurred during March 2018 in connection with the purchase of certain assets from Ascendance Biotechnology, Inc. (“Ascendance”) primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by us. Additionally, consulting, outside research and services allocable to research and development expenses decreased by $0.3 million, and shared services from Lineage decreased by $0.5 million with the termination of the Shared Facilities Agreement on September 30, 2019. These decreases were offset to some extent by increases of $0.3 million in rent and facilities related expenses allocable to research and development, $0.3 million in laboratory expense and supplies, $0.2 million in personnel and related expenses allocable to research and development, and $0.1 million in amortization and depreciation expenses.

The following table shows the amounts and percentages of our total research and development expenses, including acquired in-process research and development incurred during 2018, allocated to our primary research and development programs, during the years ended December 31, 2019 and 2018, respectively (amounts in thousands).

		Year Ended December 31,
		Amount(1)		Percent of Total
Company	Program	2019	2018	2019	2018

AgeX including ReCyte Therapeutics	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$4,496	$4,343	76.2%	65.5%

AgeX	Acquired in-process research and development	-	800	-%	12.1%

LifeMap Sciences (2)	Biomedical, gene, and disease databases and tools	1,408	1,487	23.8%	22.4%
Total research and development expenses and acquired IPR&D		$5,904	$6,630	100.0%	100.0%

(1)	Amount includes research and development expenses incurred both directly by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefit or support our research and development programs. See Notes 2 and 4 to our consolidated financial statements included elsewhere in this Report.

(2)	See Notes 2 and 4 to our consolidated financial statements included elsewhere in this Report.

General and administrative expenses

The following table shows the amount and percentages of our consolidated general and administrative expenses incurred during the years ended December 31, 2019 and 2018, respectively (amounts in thousands).

	Year Ended December 31,
	Amount (1)		Percent of Total
Company	2019	2018	2019	2018
AgeX including ReCyte Therapeutics	$7,305	$4,803	89.8%	85.1%
LifeMap Sciences (2)	834	844	10.2%	14.9%
Total general and administrative expenses	$8,139	$5,647	100.0%	100.0%

(1)	Amount includes both direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefit or support our general and administrative functions. See Notes 2 and 4 to our consolidated financial statements included in this Report.

(2)	See Notes 2 and 4 to our consolidated financial statements included in this Report.

General and administrative expenses for the year ended December 31, 2019 increased by $2.5 million to $8.1 million as compared to $5.6 million in 2018. This increase was primarily attributable to the following: $1.0 million in professional fees for consulting and accounting services; $0.8 million in insurance premiums; $0.5 million of noncash stock-based compensation expense; $0.2 million in license and patent related expenses; $0.2 million in general office, rent and facilities related expenses; $0.1 million in rent and facilities related expenses allocable to general and administrative; and $0.1 million in director fees. These increases were offset to some extent by decreases of $0.2 million in investor and public relations related expenses and $0.2 million in shared services from Lineage with the termination of the Shared Facilities Agreement on September 30, 2019.

Other income, net

Other income, net, in 2019 and 2018 consist primarily of net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than United States dollars, gain on disposition of assets, and interest income and interest expense, net.

Gain on sale of equity method investment in Ascendance

On March 23, 2018, Ascendance, a company in which we held shares of common stock accounted for on the equity method, was acquired by a third party in a merger and we received $3.2 million in cash for our Ascendance common stock. We recognized a gain on sale for the same amount included in other income, net, during the year ended December 31, 2018. We recognized an additional $354,000 on sale of our Ascendance common stock for the year ended December 31, 2019 when we received a final payment for our Ascendance common stock during 2019.

Income taxes

For Federal and California purposes, our activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For the year ended December 31, 2019, the provision for income taxes has been presented on a separate federal consolidated tax return and a California combined tax return using the separate return method, as we will file separately from Lineage for periods after August 30, 2018, the date in which Lineage deconsolidated AgeX as discussed in Note 7 to our consolidated financial statements included elsewhere in this Report.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, we included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the year ended December 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2019, we experienced a domestic loss from continuing operations but generated foreign income attributable primarily to foreign currency transaction gains for those periods. This income was principally related to the remeasurement of the U.S. dollar denominated intercompany advances payable by LifeMap Sciences, Ltd. to LifeMap Sciences, Inc., for which a foreign income tax provision of $148,000 was recorded for the year ended December 31, 2019. Due to losses incurred for 2019, we did not record a domestic provision or benefit for income taxes for the year ended December 31, 2019.

As of December 31, 2019, we had net operating loss carryforwards of approximately $42.0 million for U.S. federal income tax purposes. Of this amount, $10.1 million is attributable to LifeMap Sciences, which includes $3.6 million in NOLs generated while it was included in the consolidated Lineage tax group and would be available to offset income of AgeX in the future. The remaining LifeMap Sciences NOLs of $6.5 million are attributable to NOLs generated for the tax years during which LifeMap Sciences filed a separate federal income tax return and, accordingly, those NOLs are available only to LifeMap Sciences’ taxable income within AgeX in future years. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX, and to date, neither Lineage nor AgeX has used the tax attributes of the other.

As of December 31, 2019, we had net operating losses of approximately $36.1 million for California purposes. As we and our subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX.

Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2039.

As of December 31, 2019, AgeX had research and development tax credit carryforwards for federal and state tax purposes of $1.1 million and $957,000, respectively. Although this LifeMap Sciences credit has been included as part of the AgeX credit carryforwards, LifeMap Sciences filed a separate federal income tax return prior to January 1, 2018 and its prior research credit carryforwards may not be used to offset federal taxable income of AgeX. As AgeX and its subsidiaries were included in the California combined return with Lineage, these credits noted above will remain with AgeX. The federal tax credits expire between 2028 and 2039, while the state tax credits have no expiration date.

A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. We established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $86.2 million as of December 31, 2019. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. Some of these adjustments entail the deferral of certain work on the development of our product candidates and technologies, which is likely to delay our progress in those research and development efforts. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the Secured Convertible Facility Agreement (the “New Loan Agreement”) discussed in Note 9 to our consolidated financial statements included elsewhere in this Report, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 4 and 9 to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses. If we are unable to raise capital promptly when needed, we would be forced to delay, reduce or eliminate our operations, including our research and development programs.

While we expect to borrow an initial $500,000 under the New Loan Agreement, all additional loans to us from Juvenescence under the New Loan Agreement are subject to Juvenescence's discretion, and accordingly there is no assurance that we will be able to borrow additional funds under the New Loan Agreement when we need funding for our operations. The New Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the New Loan Agreement and the $2 million we owe under the August 2019 Loan Facility Agreement discussed in Note 4 to our consolidated financial statements. The implementation of a Restructuring Plan under the terms of the New Loan Agreement could require AgeX to make significant changes to its operations and research and development plans. The New Loan Agreement also requires AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets if AgeX makes more than two draws of funds (generally meaning if AgeX borrows more than $1,000,000). These factors and the impact of dilution through the issuance of shares of our common stock and warrants under other provisions of the New Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds under the New Loan Agreement. We do not have any other committed sources of funds for additional financing.

To the extent that we are able to raise additional capital from sources other than the New Loan Agreement, such as through the sale of AgeX equity or convertible debt securities or the sale of equity or convertible debt securities of any of our subsidiaries, the ownership interest of our present stockholders will be diluted, and the terms of any securities we or our subsidiaries issue may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may involve the issuance of convertible debt or stock purchase warrants that would dilute the equity interests of our stockholders. The New Loan Agreement requires us to issue shares of our common stock and common stock purchase warrants to Juvenescence in total amounts that will vary depending on the amount of funds we borrow, the market price of our common stock, and in the case of issuances of common stock, whether Juvenescence elects to convert any portion of the outstanding loan balance into common stock. See “Risk Factors” and Note 9 to our consolidated financial statements. If we raise funds through additional strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash used in operating activities

For the year ended December 31, 2019, our total research and development expenses were $5.9 million and our general and administrative expenditures were $8.1 million. Net loss attributable to us for the year ended December 31, 2019 amounted to $12.2 million. Net cash used in operating activities during this period amounted to $10.2 million. The difference between the net loss attributable to us and net cash used in operating activities during the year ended December 31, 2019 was primarily attributable to the following noncash items: $1.9 million in stock-based compensation expense, $1.0 million in depreciation and amortization, and $0.1 million foreign currency remeasurement. These non-cash amounts were partially offset by $0.6 million in insurance premium liability, $0.4 million we received as a final payment for our Ascendance common stock sold in 2018, and $0.2 million in net loss attributable to noncontrolling interest. Changes in working capital also provided $0.1 million from operating activities.

Cash used in investing activities

During the year ended December 31, 2019, net cash used in investing activities was $0.4 million, which was attributable to $0.7 million paid for the purchase of equipment, construction at our new office and laboratory facility, and a security deposit under the lease of our new office and research facility, offset by a $0.4 final payment received for the sale of our Ascendance common stock in 2018.

Cash provided by financing activities

During the year ended December 31, 2019, net cash provided by financing activities amounted to $6.3 million, which was attributable to $4.5 million of proceeds received from the exercise of warrants to purchase 1,800,000 shares of AgeX common stock, and $1.8 million drawn from the $2.0 million loan facility provided by Juvenescence.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AgeX Therapeutics, Inc.

Alameda, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgeX Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit at December 31, 2019, and insufficient cash and cash equivalents and loan proceeds at December 31, 2019 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 30, 2020

We have served as the Company’s auditor since 2017.

Item 8. Financial Statements and Supplementary Data

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,352	$6,707
Accounts and grants receivable, net	363	131
Prepaid expenses and other current assets	1,339	1,015
Total current assets	4,054	7,853

Property and equipment, net	1,126	90
Deposits and other long-term assets	111	19
Intangible assets, net	2,151	2,709
TOTAL ASSETS	$7,442	$10,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,582	$1,366
Related party payables, net	64	132
Deferred revenues	283	317
Right-of-use lease liability	428	-
Insurance premium liability and other current liabilities	940	625
Total current liabilities	3,297	2,440

Loan due to Juvenescence, net of debt issuance cost	1,528	-
TOTAL LIABILITIES	4,825	2,440

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,649 and 35,830 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4	4
Additional paid-in capital	88,353	81,499
Accumulated other comprehensive income (loss)	69	(2)
Accumulated deficit	(86,208)	(74,054)
AgeX Therapeutics, Inc. stockholders’ equity	2,218	7,447
Noncontrolling interest	399	784
Total stockholders’ equity	2,617	8,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,442	$10,671

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
REVENUES:
Subscription and advertisement revenues	$1,332	$1,227
Grant revenues	180	20
Other revenues	216	149
Total revenues	1,728	1,396

Cost of sales	(244)	(364)

Gross profit	1,484	1,032

OPERATING EXPENSES:
Research and development	5,904	5,830
Acquired in-process research and development	-	800
General and administrative	8,139	5,647
Total operating expenses	14,043	12,277

Loss from operations	(12,559)	(11,245)

OTHER INCOME, NET:
Interest income, net	29	116
Gain on sale of equity method investment in Ascendance	-	3,215
Other income, net	294	183
Total other income, net	323	3,514

NET LOSS BEFORE INCOME TAXES	(12,236)	(7,731)
Income tax provision	(148)	-

NET LOSS	(12,384)	(7,731)
Net loss attributable to noncontrolling interest	230	229

NET LOSS ATTRIBUTABLE TO AGEX	$(12,154)	$(7,502)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.33)	$(0.21)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,271	34,914

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018
NET LOSS	$(12,384)	$(7,731)
Other comprehensive income/(expense), net of tax:
Foreign currency translation adjustments	71	(70)
COMPREHENSIVE LOSS	(12,313)	(7,801)
Less: Comprehensive loss attributable to noncontrolling interest	230	229
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(12,083)	$(7,572)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/(Loss)	Stockholders’ Equity
BALANCE AT DECEMBER 31, 2017	33,750	$3	$73,761	$(66,552)	$1,039	$68	$8,319
Issuance of shares	2,000	1	4,999	-	-	-	5,000
Issuance of shares to acquire in-process research and development	80	-	240	-	-	-	240
Sale of warrants	-	-	1,000	-	-	-	1,000
Stock-based compensation	-	-	1,285	-	-	-	1,285
Stock-based compensation allocated from Lineage	-	-	184	-	-	-	184
Stock-based compensation in subsidiaries	-	-	-	-	4	-	4
Transactions with noncontrolling interests	-	-	30	-	(30)	-	-
Foreign currency translation adjustment	-	-	-	-	-	(70)	(70)
Net loss	-	-	-	(7,502)	(229)	-	(7,731)
BALANCE AT DECEMBER 31, 2018	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Issuance of common stock to Juvenescence	19	-	56	-	-	-	56
Issuance of warrants to Juvenescence	-	-	236	-	-	-	236
Stock-based compensation	-	-	1,907	-	-	-	1,907
Lapse of subsidiary options	-	-	155	-	(155)	-	-
Foreign currency translation adjustment	-	-	-	-	-	71	71
Net loss	-	-	-	(12,154)	(230)	-	(12,384)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(12,154)	$(7,502)
Net loss attributable to noncontrolling interest	(230)	(229)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	(354)	(3,215)
Acquired in-process research and development	-	800
Depreciation expense	91	58
Amortization of intangible assets	558	477
Amortization of right-of-use asset	302	-
Amortization of debt issuance cost	54	-
Stock-based compensation	1,907	1,285
Stock-based compensation allocated from Lineage	-	184
Subsidiary stock-based compensation	-	4
Foreign currency remeasurement gain (loss) and other	76	(68)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(232)	(24)
Prepaid expenses and other current assets	473	(219)
Accounts payable and accrued liabilities	169	648
Related party payables	(68)	(128)
Insurance premium liability	(599)	(74)
Deferred revenues	(34)	137
Other current liabilities	(119)	(129)
Net cash used in operating activities	(10,160)	(7,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	354	3,215
Purchase of in-process research and development	-	(1,872)
Security deposit (paid) received and other, net	(74)	5
Purchase of equipment and other	(641)	(21)
Net cash (used in) provided by investing activities	(361)	1,327

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,000
Proceeds from sale of warrants	-	1,000
Proceeds from exercise of warrants	4,500	-
Draw down on loan facility from Juvenescence	1,800	-
Repayment of financing liability	(35)	-
Net cash provided by financing activities	6,265	6,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	-

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,255)	(668)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	6,707	7,375
End of year	$2,452	$6,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$12	$11

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock to Juvenescence (Note 4)	$56	$-
Issuance of warrants to Juvenescence (Note 4)	$236	$-
Issuance of common stock for acquired in-process research and development	$-	$240

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

AgeX Therapeutics, Inc. (“AgeX”) was incorporated in January 2017 in the state of Delaware as a subsidiary of Lineage Cell Therapeutics, Inc. (“Lineage,” formerly known as BioTime, Inc.), a publicly traded, clinical-stage biotechnology company.

AgeX is a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging and degenerative diseases. AgeX’s initial discovery and pre-clinical programs focus on utilizing brown adipose tissue (“brown fat”) in targeting diabetes, obesity, and heart disease; and induced tissue regeneration (“iTR”) in utilizing the human body’s own abilities to scarlessly regenerate tissue damaged from age or trauma. AgeX may also pursue other early-stage pre-clinical programs. AgeX is an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012.

Lineage’s sale of significant ownership interest in AgeX to Juvenescence – On August 30, 2018, Lineage consummated the sale of 14,400,000 shares of common stock of AgeX owned by Lineage to Juvenescence Limited (“Juvenescence”). Prior to the transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. AgeX did not receive any proceeds from the transaction. As a result of that transaction, AgeX ceased to be a subsidiary of Lineage because Lineage experienced a “loss of control” of a subsidiary, as defined by generally accepted accounting principles in the U.S. (“GAAP”). Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present with respect to Lineage’s ownership interest in AgeX as of August 30, 2018. Accordingly, Lineage deconsolidated AgeX’s consolidated financial statements and results from its consolidated financial statements and results beginning on August 30, 2018.

On November 28, 2018 (the “Distribution Date”), Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, AgeX common stock began publicly trading on the NYSE American under the symbol “AGE” (see Notes 4, 7 and 9).

Going Concern and Liquidity – Since inception, AgeX has financed its operations through contributions and advances from its former parent company, Lineage, the sale of its common stock and warrants, exercises of warrants (see Notes 4 and 5), a loan facility from Juvenescence, and research grants. Lineage provided AgeX with the use of Lineage facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) through September 30, 2019, as described in Note 4. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $86.2 million as of December 31, 2019. AgeX expects to continue to incur operating losses and negative cash flows.

AgeX has made certain adjustments to its operating plans and budgets to reduce its projected cash expenditures in order to extend the period over which it can continue its operations with its available cash resources. Some of these adjustments will entail the deferral of certain work on the development of AgeX’s product candidates and technologies, which is likely to delay progress in those research and development efforts. Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $2.4 million as of December 31, 2019 and the remaining $0.2 million that AgeX subsequently drew under the loan facility from Juvenescence discussed in Note 4, plus the loan facility by Juvenescence to advance up to $8.0 million to AgeX for operating capital discussed in Note 9, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations after that date. If AgeX is unable to raise capital when needed, AgeX would be forced to further delay, reduce or eliminate its research and development programs.

Basis of presentation – For periods prior to August 30, 2018, Lineage consolidated the results of AgeX and AgeX’s subsidiaries into Lineage’s consolidated results based on Lineage’s ability to control AgeX’s operating and financial decisions and policies through the majority ownership of AgeX common stock throughout the periods presented. As discussed above, beginning on August 30, 2018, Lineage deconsolidated AgeX’s consolidated financial statements and results from its consolidated financial statements and results.

The consolidated financial statements of AgeX are presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Through September 30, 2019, to the extent AgeX did not have its own employees or facilities for its operations, Lineage or Lineage commonly controlled and consolidated subsidiaries provided certain employees for administrative or operational services, including laboratory space and administrative facilities, as necessary, for the benefit of AgeX, under the Shared Facilities Agreement. Lineage allocated expenses such as salaries and payroll related expenses incurred and paid on behalf of AgeX based on the amount of time that particular employees devoted to AgeX affairs. Other expenses such as legal, accounting and financial reporting, marketing, and travel expenses were allocated to AgeX to the extent that those expenses were incurred by or on behalf of AgeX. Lineage also allocated certain overhead expenses such as rent and utilities, property taxes, insurance, laboratory expenses and supplies, telecommunications and other indirect expenses. These allocations were made based upon activity-based allocation drivers such as time spent, percentage of square feet of office or laboratory space used, headcount and percentage of personnel devoted to AgeX’s operations or management. Management evaluated the appropriateness of the allocations on a periodic basis and believes that this basis for allocation was reasonable. AgeX terminated the Shared Facilities Agreement effective September 30, 2019.

Principles of consolidation – AgeX’s consolidated financial statements include the accounts of its subsidiaries and certain research and development departments, including former Lineage personnel, transferred from Lineage to AgeX in connection with the Asset Contribution Agreement (see Note 4). AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ equity on AgeX’s consolidated balance sheets.

As of and for the years ended December 31, 2019 and 2018, AgeX consolidated ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”), LifeMap Sciences, Inc. (“LifeMap Sciences”), and LifeMap Sciences, Ltd. (Israel) and included the historical expenses of certain former Lineage research and development departments (see Note 4).

As of and for the year ended December 31, 2019, AgeX consolidated the following subsidiaries:

Subsidiary	Field of Business	AgeX Ownership	Country
ReCyte Therapeutics	Early stage pre-clinical research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, and ischemic conditions	94.8%	USA

LifeMap Sciences(1)	Biomedical, gene and disease databases and tools	81.7%	USA

(1)	LifeMap Sciences includes LifeMap Sciences, Inc. and its wholly-owned subsidiary LifeMap Sciences, Ltd. an Israeli company.

All material intercompany accounts and transactions between AgeX and its subsidiaries have been eliminated in consolidation.

Use of estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards or other equity instruments. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, AgeX’s future results of operations will be affected.

Reclassifications – A reclassification was made from amounts included in accounts payable and accrued liabilities to related party payables, net, on the consolidated balance sheet and from the prepaid expenses and other current assets related to insurance premium liabilities on the consolidated statement of cash flows as of December 31, 2018 to conform and be comparable to the presentation on the consolidated balance sheet and consolidated statement of cash flows as of December 31, 2019. The reclassifications had no effect on net earnings or cash flows as previously reported.

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

Cash and cash equivalents – AgeX considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, AgeX’s cash balances totaled $2.4 million and $6.7 million, respectively, and consist entirely of bank account deposits and amounts held in money market funds.

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

The carrying amounts of accounts receivable, net, prepaid expenses and other current assets, related party amounts due to affiliates, accounts payable, accrued liabilities and other current liabilities approximate fair values because of the short-term nature of these items.

Accounts receivable, net – AgeX establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. For subscription contracts in which the subscription term commences before a payment is due, LifeMap Sciences records an accounts receivable as the subscription is earned over time and bills the customer according to the contract terms. LifeMap Sciences continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. Accounts receivable, net, include allowance for doubtful accounts of approximately $321,000 as of December 31, 2019 and 2018, for those amounts deemed uncollectible by AgeX or LifeMap Sciences.

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

Impairment of long-lived assets – Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, AgeX evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through 2019, there have been no impairment losses.

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

Research and development – Research and development expenses include both direct expenses incurred by AgeX or its subsidiaries and indirect overhead costs allocated by Lineage that benefit or support AgeX’s research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Indirect research and development expenses allocated by Lineage to AgeX under the Shared Facilities Agreement (see Note 4), were primarily based on headcount or space occupied, as applicable, and included laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, including service revenues from co-development projects with customers, if any and as applicable, approximate the respective revenues recognized in the consolidated statements of operations.

General and administrative – General and administrative expenses include both direct expenses incurred by AgeX and indirect overhead costs allocated by Lineage that benefit or support AgeX’s general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by Lineage to AgeX under the Shared Facilities Agreement (see Note 4) were primarily based on headcount or space occupied, as applicable, and included costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

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

For transactions denominated in other than the functional currency of AgeX or its subsidiaries, AgeX recognizes transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The majority of AgeX’s foreign currency transaction gains and losses were generated by LifeMap Sciences Ltd.’s intercompany payable due to LifeMap Sciences, Inc., which are U.S. dollar-denominated, while LifeMap Sciences Ltd.’s functional currency is the Israeli New Shekel (“NIS”). Accordingly, foreign currency remeasurement gains and losses related to this intercompany payable are included in other income, net.

Income taxes – For Federal and California purposes, AgeX’s activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For this period, the income tax provision was prepared in accordance with ASC 740, Income Taxes, using the separate return method to determine the tax provision of AgeX for carve-out presentation purposes of its consolidated financial statements. The separate return method, among other items, requires that the amount of current and deferred tax expense for a group that files a consolidated income tax return be allocated among the members of that group as if each group member were a separate taxpayer. As a result, the provision for income taxes has been presented as if AgeX had filed a separate federal consolidated tax return and a California combined tax return for those periods. In using the separate return method, the sum of the amounts allocated to the members of the income tax return group may not equal the consolidated amount. If tax attributes recorded in the carve-out consolidated financial statements are materially different from the actual tax attributes pertaining to the legal entities of AgeX and its subsidiaries, or to Lineage and its subsidiaries, those differences are identified and disclosed in Note 7. Accordingly, depending on the future legal structure of AgeX and related tax elections that may be taken by AgeX, the effective tax rate of AgeX in future years could vary materially from its historical effective tax rates. The historical deferred tax assets, including the operating losses and credit carryforwards generated by certain research and development departments that operated within Lineage and were transferred to AgeX on August 17, 2017 (Note 4), have been presented as tax attributes of AgeX consistent with the principles of the separate return method described above. As of December 31, 2019, the deferred tax assets and liabilities presented in Note 7, including net operating loss carryforwards and research and development credits, represent the tax attributes of the AgeX and its subsidiaries.

However, the net operating losses and research and development credits generated before August 17, 2017, the contribution date to AgeX, will remain as tax attributes of Lineage (see Note 7). In general, net operating losses and other tax credit carryforwards generated by legal entities in a consolidated federal tax group or a combined state tax group, collectively “the tax group”, are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the tax group. However, under the Tax Matters Agreement between Lineage and AgeX entered into on August 17, 2017, any use of a member’s net operating loss and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. AgeX recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019 and 2018. AgeX does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. AgeX is currently unaware of any tax issues under review.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. SAB 118 allows AgeX to record provisional amounts during a measurement period not to extend beyond one year of the enactment date (see Note 7). AgeX applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act during the year ended December 31, 2018. As of December 31, 2018, AgeX completed its accounting for all the enactment-date income tax effects of the 2017 Tax Act further discussed in Note 7.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited by the company’s pre-GILTI U.S. income. For 2018, AgeX included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the year ended December 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. AgeX has elected to account for GILTI as a current period expense when incurred.

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

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718 (see Recently adopted accounting pronouncements below). Stock option awards issued to non-employees, principally consultants or outside contractors, as applicable, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options can more reliably be measured than the fair value of services received. AgeX records compensation expense based on the then-current fair values of the stock options at the grant date. Compensation expense for non-employee grants is recorded on a straight-line basis in the consolidated statements of operations.

The Black-Scholes option pricing model requires AgeX to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 6).

The fair value of the shares of common stock underlying the stock options has historically been determined by the Board of Directors. Because there was no public market for AgeX’s common stock prior to November 29, 2018, the Board of Directors determined the fair value of the common stock at the time of the grant of options prior to that date by considering a number of objective and subjective factors including contemporaneous sales of common stock to investors, valuation of comparable companies, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled Valuation of Privately Held Company Equity Securities Issued as Compensation. Since our common stock began publicly trading on the NYSE American, the fair value of our common stock underlying stock options has been valued based on prevailing market prices.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. AgeX estimates the expected term of options granted using the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

Because AgeX’s common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2019 and 2018, AgeX estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2019 and 2018 consists of stock-based compensation under the AgeX 2017 Equity Incentive Plan (Note 6) and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

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

Segments – AgeX’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, AgeX’s executive management team has viewed AgeX’s operations as one segment that includes the research and development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders, oncology, and neurological diseases and disorders, blood and vascular system diseases and disorders, and pluripotent cell technologies. As a result, the financial information disclosed materially represents all of the financial information related to AgeX’s sole operating segment.

Basic and diluted net loss per share attributable to common stockholders – Basic loss per share is calculated by dividing net loss attributable to AgeX common stockholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by AgeX, if any, during the period. Diluted loss per share is calculated by dividing the net income attributable to AgeX common stockholders, if any, by the weighted average number of shares of common stock outstanding, adjusted for the effects of potentially dilutive common stock issuable under outstanding stock options, warrants, and restricted stock units, using the treasury-stock method, and convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the years ended December 31, 2019 and 2018, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2019	2018
Stock options	2,735	2,269
Warrants	58	2,000
Restricted stock units	41	-

Revenue recognition

During the first quarter of 2018, AgeX adopted FASB ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with AgeX’s historical revenue recognition accounting under Topic 605. AgeX’s largest source of revenue is currently sourced from subscription and advertising revenues generated by its majority-owned subsidiary, LifeMap Sciences.

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

The following table presents AgeX’s consolidated revenues disaggregated by source (in thousands).

	Year Ended December 31,
REVENUES:	2019	2018
Subscription and advertisement revenues	$1,332	$1,227
Service and other revenues	216	149
Grant revenues	180	20
Total revenues	$1,728	$1,396

The following table presents consolidated revenues (in thousands), disaggregated by geography, based on the billing addresses of customers.

	Year Ended December 31,
REVENUES:	2019	2018
United States	$986	$813
Foreign	742	583
Total revenues	$1,728	$1,396

Subscription and advertisement revenues – LifeMap Sciences sells subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database.

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

LifeMap Sciences’ performance obligations for advertising are overall advertising services and represent a series of distinct services. Contracts are typically less than a year in duration and the fees charged may include a combination of fixed and variable fees with the variable fees tied to click throughs to the customer’s products on their website. LifeMap Sciences allocates the variable consideration to each month the click through services occur and allocates the annual fee to the performance obligation period of the initial term of the contract because those amounts correspond to the value provided to the customer each month. For click-through advertising services, at the time the variable compensation is known and determinable, the service has been rendered. Revenue is recognized at that time. The annual fee is recognized over the initial subscription period because this is a service and the customers simultaneously receive and consume during the period of the subscription.

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date reported. For the years ended December 31, 2019 and 2018, LifeMap Sciences recognized $1.3 million and $1.2 million, respectively, in subscription and advertisement revenues. As of December 31, 2019, there was $0.3 million included in deferred revenues in the consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX technologies for treating osteoporosis. The grant funds will be made available by the NIH as allowable expenses are incurred. For the years ended December 31, 2019 and 2018, AgeX incurred approximately $180,000 and $20,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

On April 5, 2018, ReCyte Therapeutics was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of ReCyte Therapeutics’ technologies for treating stroke. The grant funds will be made available by the NIH to ReCyte Therapeutics as allowable expenses are incurred. As of December 31, 2019, no allowable expenses were incurred under the NIH grant.

Arrangements with multiple performance obligations. AgeX’s contracts with customers may include multiple performance obligations. For such arrangements, AgeX allocates revenue to each performance obligation based on its relative standalone selling price. AgeX generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the year ended December 31, 2019, AgeX did not have significant arrangements with multiple performance obligations.

Recently adopted accounting pronouncements

Leases. On January 1, 2019, AgeX adopted ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting AgeX: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method.

AgeX management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, AgeX continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, and as applicable, AgeX accounts for the lease and non-lease components as a single lease component. AgeX recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet.

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

The adoption of ASC 842 had no impact on AgeX’s consolidated balance sheet as of January 1, 2019, as AgeX did not have operating leases as of December 31, 2018 (see Note 8). AgeX’s sublease of its current office and laboratory facility, which commenced on April 2, 2019, is subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net (see Note 3) and operating lease liability on its balance sheet in accordance with ASC 842 as of December 31, 2019 (see Note 8). During 2019, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties. These subleases are not subject to ASC 842.

Stock-based compensation. In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year). AgeX adopted ASU 2018-07 on January 1, 2019. As AgeX had one stock option grant issued to a nonemployee as of the adoption date and one additional stock option grant during 2019 to the same nonemployee, the application of the new standard did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

The following accounting standard, which is not yet effective, is presently being evaluated by AgeX to determine the impact that it might have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-02, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The new standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-02 is effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. AgeX does not anticipate that the adoption of the new standard will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. AgeX adopted this standard effective January 1, 2020 which did not have a material impact on its consolidated financial statements.

3. Selected Balance Sheet Components

Property and equipment, net

At December 31, 2019 and 2018, property and equipment was comprised of the following (in thousands):

	December 31,
	2019	2018
Equipment, furniture and fixtures	$954	$245
Right-of-use assets(1)	726	-
Accumulated depreciation and amortization	(554)	(155)
Property and equipment, net	$1,126	$90

(1)	AgeX adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities see Notes 2 and 8.

Depreciation and amortization expense amounted to $393,000 and $58,000 for the years ended December 31, 2019 and 2018, respectively.

Intangible assets, net

Intangible assets, net are primarily comprised of acquired licenses and other rights by LifeMap Sciences from a third party for certain databases it commercializes, which includes the GeneCards® human gene database, and the MalaCards™ human disease database. These databases are available primarily through the internet and sold as subscriptions or on a fee per use basis for use by researchers at pharmaceutical and biotechnology companies and other institutions.

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

Pursuant to the Purchase Agreement, if AgeX does not expend a certain level of funds toward the research and development of pluripotent stem cell or progenitor cell products and processes utilizing the acquired patents and the development or improvement of the acquired patents, AgeX will pay Escape additional amounts and the royalty rate for net sales of products, processes and services will be tripled until total expenditures reach the required threshold. The aggregate cash payments AgeX may make to Escape for not reaching the predetermined level of expenses can be up to $1.0 million. AgeX has met the research and development expenditure threshold for 2019 and accordingly, no amounts have been accrued as of December 31, 2019 for this provision of the Purchase Agreement.

In addition to the purchase price, AgeX will pay Escape a royalty of less than 1% on net sales of products, processes and services under the acquired patents, if the assets are commercialized. Additional shares of AgeX common stock totaling up to $4.3 million of market value will also be issued to Escape upon the attainment of development and regulatory approval milestones by AgeX for each product covered by the acquired patents. Contingent consideration in an asset acquisition is generally recorded when probable and estimable in accordance with ASC 450, Contingencies. Accordingly, none of the milestone payments have been accrued since the attainment of any milestone in the Purchase Agreement was not probable as of December 31, 2019.

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

At December 31, 2019 and 2018, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	December 31,
	2019	2018
Intangible assets	$5,586	$5,586
Accumulated amortization	(3,435)	(2,877)
Intangible assets, net	$2,151	$2,709

Amortization expense amounted to $558,000 and $477,000 for the years ended December 31, 2019 and 2018, respectively.

Accounts payable and accrued liabilities

At December 31, 2019 and 2018, accounts payable and accrued liabilities were comprised of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$420	$150
Accrued compensation	263	254
Accrued vendors and other expenses	899	962
Accounts payable and accrued liabilities	$1,582	$1,366

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

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$701	$1,278
General and administrative	239	400
Total Use Fees	$940	$1,678

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

As of December 31, 2019, and 2018, AgeX had ($7,000) and $34,000, respectively, in related party (receivables from)/payables to Lineage, included in related party payables, net on the consolidated balance sheets.

Transactions with Juvenescence

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. Through December 31, 2019, AgeX drew $1.8 million of the line of credit. AgeX may not draw down funds after the Repayment Date in February 2021 or if an “Event of Default” under the Loan Agreement has occurred and is continuing and AgeX may not draw down more than $700,000 during any 30 day period.

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

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of December 31, 2019, AgeX had approximately $71,000 payable to Juvenescence for COO services rendered included in related party payables on the consolidated balance sheets.

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

Disposition of ownership interest in Ascendance

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. AgeX recognized a $3.2 million gain as a sale of its equity method investment in Ascendance, which is included in other income, net, for the year ended December 31, 2018. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance shareholders and AgeX received $354,000 as its pro rata share of the funds, as additional proceeds from the sale of the Ascendance investment included in other income, net, for the year ended December 31, 2019.

Sale and exercise of warrants by AgeX

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

On August 17, 2017, AgeX received its initial assets and cash from Lineage and certain investors. Lineage contributed certain assets and cash to AgeX in exchange for 28,800,000 shares of AgeX common stock pursuant to the Asset Contribution Agreement discussed in Note 4. As discussed in Note 2, these 28,800,000 shares of AgeX common stock have been reflected as outstanding as of the earliest reporting period presented. Concurrently with the acquisition of assets from Lineage under the Asset Contribution Agreement, AgeX sold 4,950,000 shares of its common stock for $10.0 million in cash primarily to investors other than Lineage (see Note 4).

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

See Note 4 for Related Party Transactions with Lineage that impacted AgeX’s consolidated statements of stockholders’ equity for the years ended December 31, 2019 and 2018.

On June 7, 2018, AgeX sold 2.0 million shares of common stock for $2.50 per share to Juvenescence for aggregate cash proceeds to AgeX of $5.0 million.

On August 13, 2018, AgeX issued 80,000 shares with an approximate value of $240,000 as part of the consideration paid to Escape for the asset acquisition discussed in Note 3.

As of December 31, 2019 and December 31, 2018, there were 37,649,000 and 35,830,000 shares of AgeX common stock issued and outstanding, respectively.

Sale of Warrants by AgeX

On February 28, 2018, AgeX sold Warrants to purchase 1,473,600 shares of AgeX common stock for $0.50 per Warrant for aggregate cash proceeds to AgeX of $736,800, which included $124,300 from Alfred D. Kingsley, AgeX’s then Executive Chairman and the Chairman of Lineage’s Board of Directors. On July 10, 2018, AgeX sold additional Warrants to purchase 526,400 shares of common stock for $0.50 per warrant for aggregate net cash proceeds to AgeX of $263,200. The Warrants were exercisable at $2.50 per share. On March 18, 2019, holders of the Warrants purchased a total of 1,800,000 shares of AgeX common stock through the exercise of Warrants at an exercise price of $2.50 per share, for total proceeds to AgeX of $4.5 million. Any unexercised Warrants expired on that date.

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

SARs

An SAR is the right to receive, upon exercise, an amount payable in cash or shares, or a combination of shares and cash, equal to the number of shares subject to the SAR that is being exercised, multiplied by the excess of (a) the fair market value of a common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement. SARs may be granted either as free standing SARs or in tandem with options. No SAR may be exercised later than 10 years after the date of grant.

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

Equity Incentive Plan Awards

A summary of the Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
January 1, 2018	2,761	1,239	-	$2.00
Options granted	(1,038)	1,038	-	2.91
Options forfeited	8	(8)	-	2.00
Outstanding at December 31, 2018	1,731	2,269	-	2.42
Restricted stock units granted	(100)	-	50	-
Options granted	(677)	677	-	3.92
Options forfeited and cancelled	100	(100)	-	3.48
December 31, 2019	1,054	2,846	50	$2.74
Exercisable at December 31, 2019		1,630		$2.55

There were no exercises of stock options during the years ended December 31, 2019 and 2018. Total proceeds if all options granted and outstanding as of December 31, 2019 were exercised would be approximately $7.8 million.

At December 31, 2019, AgeX had approximately $2.4 million of total unrecognized compensation expense related to the Plan that will be recognized over a weighted-average period of 2.67 years.

The aggregate intrinsic value of options outstanding was $13,000 and options exercisable was $6,000 as of December 31, 2019.

Stock-based Compensation Expense

AgeX recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$133	$148
General and administrative	1,774	1,325
Total stock-based compensation expense	$1,907	$1,473

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2019 and 2018 was $2.45 per share and $1.99 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected life (in years)	6.01	6.05
Risk-free interest rates	1.96%	2.99%
Volatility	74.53%	76.4%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the years ended December 31, 2019 and 2018 may have been significantly different. See Note 2 for a discussion of the factors used in determining these assumptions.

AgeX does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

7. Income Taxes

Net loss from continuing operations before provision for income taxes are as follows:

	December 31,
	2019	2018
Domestic	$(13,051)	(7,542)
Foreign	815	(189)
Net loss before income tax provision	$(12,236)	(7,731)

On December 22, 2017, in response to the enactment of the 2017 Tax Act (see Note 2), the SEC staff issued SAB 118 that allows AgeX to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The repatriation tax is based primarily on LifeMap Sciences Ltd., an Israeli subsidiary of LifeMap Sciences (see Note 4), accumulated foreign earnings and profits that LifeMap Sciences previously excluded from U.S. income taxes. The federal taxable income was offset by operating losses and resulted in no federal income tax due. AgeX applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act during the year ended December 31, 2018. As of December 31, 2018, AgeX completed its accounting for all the enactment-date income tax effects of the 2017 Tax Act discussed below.

AgeX remeasured certain deferred tax assets and liabilities based on the enacted tax rate at which they are expected to reverse in the future.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the net deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2019	2018
Net operating loss carryforwards	$12,402	$9,893
Research and development credit carryforwards	2,069	1,734
Patents and fixed assets	454	292
Stock-based compensation	659	241
Operating lease liability	428	-
Other, net	124	83
Operating lease ROU assets	(424)	-
Valuation allowance	(15,712)	(12,243)
Total net deferred tax assets	$-	$-

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

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate indicated to pretax losses from operations as a result of the following:

	December 31,
	2019	2018
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	1%	1%
State tax benefit, net of effect on federal income taxes	5%	3%
Permanent differences	-%	(1)%
Change in valuation allowance	(28)%	(23)%
Foreign rate differential	-%	(1)%
	(1)%	-%

As of December 31, 2019, AgeX has net operating loss carryforwards of approximately $42.0 million for U.S. federal income tax purposes. Of this amount, $10.1 million is attributable to LifeMap Sciences, which includes $3.6 million in NOLs generated while it was included in the consolidated Lineage tax group and would be available to offset income of AgeX in the future. The remaining LifeMap Sciences’ NOLs of $6.5 million are attributable to NOLs generated for the tax years during which LifeMap Sciences filed a separate federal income tax return and, accordingly, those NOLs are available only to LifeMap Sciences’ taxable income within AgeX in future years. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance (see Note 4). The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. AgeX had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance shareholders and AgeX received $354,000 as its pro rata share of the funds as additional proceeds from the sale of its Ascendance investment (see Note 4) included in other income, net, for the year ended December 31, 2019. AgeX has sufficient current year losses from operations to offset this gain resulting in no income taxes due.

As further discussed in Note 1, on August 30, 2018, Lineage consummated the sale of 14,400,000 shares of AgeX common stock to Juvenescence. AgeX received no proceeds from that transaction because the shares sold were owned by Lineage. Prior to the transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. Accordingly, since August 31, 2018, AgeX has not been included in Lineage’s consolidated federal and state income tax returns and AgeX has filed its own, standalone income tax returns with its subsidiaries.

As of December 31, 2019, AgeX has net operating losses of approximately $36.1 million for California purposes. As AgeX and its subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX. In general, NOLs and other tax credit carryforwards generated by legal entities in a combined state tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the combined state tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2039.

As of December 31, 2019, AgeX has research and development tax credit carryforwards for federal and state tax purposes of $1.1 million and $957,000, respectively. Although this LifeMap Sciences credit has been included as part of the AgeX credit carryforwards, LifeMap Sciences filed a separate federal income tax return prior to January 1, 2018 and its prior research credit carryforwards may not be used to offset federal taxable income of AgeX. As AgeX and its subsidiaries were included in the California combined return with Lineage, these credits noted above will remain with AgeX. The federal tax credits expire between 2028 and 2039, while the state tax credits have no expiration date.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, we included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the year ended December 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2019, we experienced a domestic loss from continuing operations but generated foreign income attributable primarily to foreign currency transaction gains for those periods. This income was principally related to the remeasurement of the U.S. dollar denominated intercompany advances payable by LifeMap Sciences, Ltd. to LifeMap Sciences, Inc., for which a foreign income tax provision of $148,000 was recorded for the year ended December 31, 2019. Due to losses incurred for 2019, we did not record a domestic provision or benefit for income taxes for the year ended December 31, 2019.

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

AgeX and its subsidiaries may be subject to potential income tax examination by U.S. federal or states authorities. These potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws. AgeX filed its first consolidated federal tax return in 2018. For AgeX subsidiaries that did operate and filed separate tax returns prior to 2018, those entities are not subject to tax examination by major taxing authorities for tax years before 2015. However, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years by AgeX or any of its subsidiaries. Any potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws.

8. Commitments and Contingencies

Lease Agreement

On April 2, 2019, the term of a sublease that AgeX entered into during March 2019 (the “AgeX Lease”) went into effect for an office and research facility (the “New Facility”) comprising approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California that serves as AgeX’s principal offices and research laboratory.

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

In connection with the AgeX Lease, as of December 31, 2019 AgeX incurred $436,000 in tenant improvement expenses that it funded and completed in November 2019. This amount is being amortized over the remaining lease term.

Subleases

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

Adoption of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the year ended December 31, 2019, for the AgeX Lease. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity.

The following table presents supplemental cash flow information related to the AgeX Lease for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$323

The following table presents supplemental balance sheet information related to the AgeX Lease as of December 31, 2019 (in thousands, except lease term and discount rate):

Operating lease
Right-of-use asset, net	$424

Right-of-use lease liability	$428

Weighted average remaining lease term
Operating lease	1 year
Weighted average discount rate
Operating lease	6%

The following table presents future minimum lease commitments as of December 31, 2019 (in thousands):

Operating Lease Payments
Year Ending December 31, 2020	$440
Less imputed interest	(12)
Total	$428

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. AgeX has also agreed to indemnify the sublessor and owner of the New Facility with respect to certain matters that may arise during the term of the AgeX Lease. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of December 31, 2019 and 2018.

9. Subsequent Events

New Loan Agreement

On March 30, 2020 AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “New Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described in Note 4, except that (a) all loans to AgeX under the New Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence's discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX will issue to Juvenescence 28,500 shares of AgeX common stock when AgeX has borrowed an aggregate of $3 million under the New Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the New Loan Agreement will be March 30, 2023, (f) if AgeX requests additional loans after making the first two draws of funds (which are expected to total $1 million) under the New Loan Agreement, a Security and Pledge Agreement (the “Security Agreement”) will go into effect granting Juvenescence a security interest in all of the assets of AgeX and Agex’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries will guarantee AgeX's obligations under the New Loan Agreement if AgeX makes more than two draws of funds under the New Loan Agreement and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the New Loan Agreement into shares of AgeX common stock at the Market Price as defined in the New Loan Agreement. Further, in addition to the Events of Default described in Note 4, additional Events of Default will arise under the New Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the New Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the New Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Although the New Loan Agreement provides that Juvenescence may lend us up to $8 million, all loans in excess of the initial $500,000 are subject to Juvenescence’s discretion. Juvenescence will require that AgeX implement a plan prior to April 30, 2020 to reduce spending on employee salaries and consulting fees and to pay no bonuses for 2019 in order to borrow more than the initial $500,000, although such additional borrowings will remain subject to Juvenescence’s discretion.

Each time AgeX receives an advance of funds under the New Loan Agreement, AgeX will issue to Juvenescence a number of New Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price will be the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date of the applicable notice from AgeX requesting a draw of funds that triggers the obligation to issue New Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on the OTC Bulletin Board or similar quotation system averaged over twenty consecutive trading days. The exercise price of the New Warrants will be the applicable Market Price. The New Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

AgeX has entered into an amendment to its Registration Rights Agreement described in Note 4 and include the 28,500 shares issuable under the New Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement.

Covid-19 Pandemic

The outbreak of the corona virus COVID-19 could disrupt AgeX’s operations due to employee absenteeism whether due to illness or quarantines. Supply chains for chemical reagents and other supplies used in AgeX’s laboratory could be disrupted if the manufacturers or shippers experience operational disruptions related to COVID-19 illness or quarantines. COVID-19 illness could also impact members of the AgeX Board of Directors making it more difficult to convene quorums of the Board of Directors or its committees needed to conduct meetings for the management of AgeX. We cannot presently predict the extent to which the virus may impact our operations.

The anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets and could adversely affect AgeX’s ability to raise capital when needed through the sale of shares of common stock or other equity or debt securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 30, 2020 AgeX entered into the New Loan Agreement with Juvenescence described in Note 9 to our consolidated financial statements included elsewhere in this Report. AgeX also entered into a Warrant Agreement (“New Warrant Agreement”) governing the issuance of the New Warrants described in Note 9, and an amendment to the August 2019 Registration Rights Agreement as described in Note 9. The foregoing descriptions of the New Loan Agreement, the New Warrants, and the amendment of the Registration Rights Agreement (the “Amendment”) in Note 9 to our consolidated financial statements are incorporated herein by reference and are qualified in all respects by full texts of the New Loan Agreement, the New Warrant Agreement and the Amendment.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Gregory H. Bailey, M.D., 64, joined our Board of Directors in August 2018 and became the Chairman of our Board of Directors in October 2018. Dr. Bailey is currently the Chief Executive Officer of Juvenescence Limited, a privately held company focused on the development of therapies for ageing and age-related diseases. Dr. Bailey is also a director of Manx Financial Group, plc, BioHaven Inc, SalvaRx Inc and Portage Biotech. Dr. Bailey has founded and served as a director of a number of private and public companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for ten years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario. We believe that Dr. Bailey is qualified to serve on our Board based on his years of experience in medicine and as an executive and in finance for the biotechnology industry.

Annalisa Jenkins, M.B.B.S., F.R.C.P., 54, has served as a member of our Board of Directors since October 2018. From November 2017 until April 2019, Dr. Jenkins served as the Chief Executive Officer of PlaqueTec Ltd., a biotechnology company focusing on coronary artery disease treatment and prevention. Previously, Dr. Jenkins served as the Chief Executive Officer and a member of the board of directors of Dimension Therapeutics, Inc., a biotechnology company focused on rare and metabolic diseases associated with the liver, from September 2014 until its sale to Ultragenyx Pharmaceutical Inc. in November 2017. From October 2013 to March 2014, Dr. Jenkins served as executive vice president, head of global research and development for Merck Serono Pharmaceuticals, a biopharmaceutical company. Previously, from September 2011 to October 2013, she served as Merck Serono’s executive vice president, global development and medical, and was a member of Merck Serono’s executive committee. Prior to that, Dr. Jenkins pursued a 15-year career at Bristol-Myers Squibb Company, a biopharmaceutical company, where, from July 2009 to June 2011, she was a senior vice president and head of global medical affairs. Dr. Jenkins is currently a committee member of the science board to the FDA, which advises FDA leadership on complex scientific and technical issues. Dr. Jenkins serves on the board of directors of Avrobio, Inc., Oncimmune Holdings plc and a number of privately held biotechnology and life science companies. Dr. Jenkins previously served on the board of Silence Therapeutics. Dr. Jenkins graduated with a degree in medicine from St. Bartholomew’s Hospital in the University of London and subsequently trained in cardiovascular medicine in the UK National Health Service. Earlier in her career, Dr. Jenkins served as a medical officer in the British Royal Navy. We believe that Dr. Jenkins is qualified to serve on our Board based on her years of experience in medicine and as an executive in the biopharma industry.

Michael H. May, 51, joined our Board of Directors during August 2019. Dr. May is President and Chief Executive Officer of CCRM Enterprises and the Center for Commercialization of Regenerative Medicine or CCRM, a public-private consortium founded under Canada’s Centres of Excellence for Commercialization and Research Program to generate sustainable health and economic benefits through global collaboration in cell and gene therapy, and regenerative medicine. Dr. May co-founded Rimon Therapeutics Ltd., a Toronto-based tissue engineering company developing novel medical polymers that possess drug-like activity, and served as President and Chief Executive Officer of Rimon from 2000 to 2006, and President and Chief Operating Officer from 2006 to 2010. Dr. May serves on a number of boards of directors and advisory committees in the field of stem cell research and regenerative medicine, including at the International Society for Cell Therapy (ISCT) and the Alliance for Regenerative Medicine (ARM). Dr. May completed his PhD in Chemical Engineering at the University of Toronto in 1998 as an NSERC Scholar and was awarded the Martin Walmsley Fellowship for Technological Entrepreneurship. We believe that Dr. May is qualified to serve on our Board based on his years of experience in tissue engineering and the fields of stem cell research and regenerative medicine.

Michael D. West, Ph.D., 66, joined the Board of Directors during January 2017 and has served as our Chief Executive Officer since that date. Dr. West was appointed Chief Executive Officer of Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.) during October 2007 and then served as Co-Chief Executive Officer from October 2015 until September 2018. Dr. West also served as interim President and Chief Executive Officer of Asterias Biotherapeutics, Inc. from April 2014 to June 2014, and as Vice President of Technology Integration of Asterias until December 2015. Dr. West served as a director of: Lineage from 2002 until September 2018; Asterias from 2012 until September 2018; and OncoCyte Corporation from 2013 to 2016. Prior to becoming Chief Executive Officer of Lineage, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Ocata Therapeutics, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998, he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. from Rensselaer Polytechnic Institute in 1976, an M.S. in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging. Dr. West is an internationally renowned pioneer and expert in stem cell research, and we believe that he is qualified to serve on our Board based on his years of executive experience in the fields of stem cell research and regenerative medicine.

Previous Arrangement for the Designation of Directors

Pursuant to a Shareholders Agreement between our former parent company Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc., and our current largest stockholder Juvenescence Limited (“Juvenescence”), Lineage had the right to designate two members of our Board of Directors and Juvenescence had the right to designate three members of our Board of Directors. Under the Shareholders Agreement, the remaining members of the Board of Directors were to be independent of Lineage and Juvenescence and mutually agreed to and designated by Lineage and Juvenescence. Pursuant to the Shareholders Agreement, Juvenescence designated Gregory Bailey and Annalisa Jenkins as directors. Lineage had previously appointed Michael D. West and Michael H. Mulroy as directors. The Shareholders Agreement is no longer in effect, having expired on November 28, 2018 (the “Distribution Date”) when Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”).

Audit Committee

We have established an Audit Committee of the Board of Directors. The members of the Audit Committee are initially Annalisa Jenkins, and Michael May, each of whom qualifies as being “independent” under Section 8.03(A) and 8.03(B) of the NYSE American Company Guide and under Rule 10A-3 of the Exchange Act., John Mauldin also served as a member of the Audit Committee during 2019. Annalisa Jenkins is the Chair of the Audit Committee. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and stockholders who beneficially own 5% or more of any class of our voting securities. We have adopted a written charter for our Audit Committee which we have posted on our website at www.agexinc.com. The Board of Directors has also determined that Dr. Jenkins is “financially sophisticated” within the meaning of the rules and regulations of the NYSE American and qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of the SEC and the NYSE American.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.agex.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Executive Officers

Our executive officers are Michael D. West, Chief Executive Officer, Russell L. Skibsted, Chief Financial Officer, and Hal Sternberg, Vice President of Research.

Russell L. Skibsted, 61, was appointed as our Chief Financial Officer during July 2017. Mr. Skibsted served as Chief Financial Officer of Lineage (formerly BioTime, Inc.) from November 2015 to January 2019, and served as Chief Financial Officer of OncoCyte Corporation, a former subsidiary of Lineage, from November 2015 until November 2017, and as Chief Financial Officer of Asterias Biotherapeutics, Inc., a former subsidiary of Lineage, from March 2016 until November 2016. Mr. Skibsted served as Chief Financial Officer of Proove Biosciences, Inc. from 2014 to November 2015. From 2013 to 2014 Mr. Skibsted was Managing Director and Chief Financial Officer of RSL Ventures, where he provided financial consulting services to public and private companies in the life sciences sector. Mr. Skibsted served as Senior Vice President, Chief Financial Officer and Secretary of Aeolus Pharmaceuticals, a publicly traded biopharma company, from 2010 to 2013, and was Senior Vice President and Chief Business Officer of Spectrum Pharmaceuticals, a publicly traded, biopharmaceutical company, from 2006 to 2009. Previously, from 2004 to 2006, Mr. Skibsted served as Chief Financial Officer of Hana Biosciences, and from 2000 to 2004 he served as Chief Financial Officer and Portfolio Management Partner of Asset Management Company, a venture capital firm. Mr. Skibsted holds a B.A. in Economics from Claremont McKenna College and an MBA from the Stanford Graduate School of Business.

Nafees N. Malik, MBChB, MPhil, 42, was appointed as our Chief Operating Officer during October 2018. He was also appointed Head of Cell and Gene Therapy at Juvenescence UK Ltd during October 2018. He founded and was managing director of Asklepian Consulting Limited from June 2013 where he focused on the strategic and commercial analysis of cell and gene therapies and regenerative medicine. Dr. Malik received his medical degree from the University of Liverpool and his Master of Philosophy degree in Bioscience Enterprise from the University of Cambridge.

Hal Sternberg, Ph.D., 66, was appointed Vice President of Research in August 2017. Prior to serving in that role, Dr. Sternberg was Vice President of Research of Lineage for over 25 years and was one of Lineage co-founders. Prior to co-founding and joining Lineage, Dr. Sternberg held various positions at the University of California at Berkeley from 1982 to 1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg holds a M.S. in Chemistry and Ph.D. in Biochemistry from the University of Maryland.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other AgeX equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of Forms, 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2019, except that a Form 3 was filed late by Michael H. May, a member of our Board of Directors, and a Form 4 was filed late by John F. Mauldin, who was then a member of our Board of Directors.

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

The following table shows certain information relating to the compensation of our Chief Executive Officer and the two highest paid individuals who were serving as executive officers at year end and in each case whose total compensation exceeded $100,000 during 2019. We refer to these individuals as our “Named Executive Officers.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our Named Executive Officers in respect of their service to the Company for the fiscal years ended December 31, 2019 and 2018.

Name and principal position	Year	Salary		Bonus		Option Awards(1)		All Other Compensation(2)	Total
Michael D. West	2019	$543,054		$-		$484,647	(3)	$14,000	$1,041,701
Chief Executive Officer	2018	575,433	(4)	39,000	(5)	1,025,497		10,477	1,650,407

Hal Sternberg	2019	250,374		25,000	(6)	40,597		13,052	329,023
Vice President, Research	2018	242,665		30,000	(6)	20,058		4,270	296,993

Nafees Malik(7)	2019	279,540	(8)	50,000	(8)	189,453		-	518,993
Chief Operating Officer	2018	58,650	(8)	-		723,590		-	782,240

(1)

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

One fourth of the options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of AgeX or its subsidiaries.

(2)	Amounts represent 401(k) matching contributions by us for the periods presented unless described otherwise.

(3)	Dr. West’s equity awards in 2019 reflect the fair value of 100,000 stock options and 50,000 restricted stock units.

(4)	Pursuant to the Shared Facilities Agreement, Dr. West’s salary for his services as Chief Executive Officer of AgeX for the period January 1 through September 17, 2018 was paid by Lineage, with 80% of such amount allocated to AgeX and reimbursed to Lineage. Since October 15, 2018 we have compensated Dr. West directly for his services as Chief Executive Officer under the terms of his employment agreement.

(5)	Pursuant to the Shared Facilities Agreement, Dr. West’s pro-rated bonus for his services as Chief Executive Officer of AgeX from January 1 through September 17, 2018 was paid by Lineage, with 80% of such amount allocated to AgeX and reimbursed to Lineage.

(6)	Amounts represent the discretionary annual cash bonus paid to Dr. Sternberg during the periods presented.

(7)	Dr. Malik has served as our Chief Operating Officer as a consultant through Juvenescence since October 2018. Dr. Malik is an employee of Juvenescence and has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services.

(8)	Amounts represent consulting fees and bonus payments made to Juvenescence for Dr. Malik.

Employment Agreements and Change of Control Provisions

Michael D. West

We have entered into an employment agreement with our Chief Executive Officer Michael D. West, effective October 18, 2018 (the “West Employment Agreement”). Pursuant to the West Employment Agreement, Dr. West’s annual base salary was initially set at $525,000 and was increased by our Board of Directors to $544,687, a 3.75% increase, effective March 11, 2019. Under the West Employment Agreement, Dr. West is eligible to earn an annual incentive cash bonus with a target of no less than 50% of annual base salary. Actual bonus amounts will be based on Dr. West’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

Under the West Employment Agreement, Dr. West was initially granted options to purchase 500,000 shares of our common stock with an exercise price of $3.00 per share, with one fourth of the options vesting following 12 full months of continuous service as an employee of AgeX, measured from the date of grant, and the balance vesting in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX. Such options expire on the earliest of (1) 10 years from the date of grant, (2) three months after Dr. West ceases to provide continuous service to us (other than due to death or disability) or (3) one year after Dr. West ceases to provide continuous service to us due to death or disability. Dr. West received a discretionary grant of additional stock options and RSUs during 2019.

Hal Sternberg

We have entered into an employment agreement with our Vice President of Research Hal Sternberg (the “Sternberg Employment Agreement”). Dr. Sternberg’s initial annual base salary from January 1 through March 4, 2018 was $235,000, and was increased by our Board of Directors during March 2018 to $242,050 and again during March 2019 to $251,127. Dr. Sternberg may receive bonuses at the discretion of our Board of Directors or Compensation Commitee based on Dr. Sternberg’s performance and achievement of goals or milestone set by the Board of Directors or Compensation Committee from time to time.

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

Equity Awards Outstanding At December 31, 2019

The following table summarizes certain information concerning outstanding stock options granted by us under our 2017 Equity Incentive Plan (the “Incentive Plan”) and the stock option plans of certain of our subsidiaries and held by our Named Executive Officers as of December 31, 2019.

AgeX and Subsidiary Option and Stock Awards
Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Shares or Units of Stock that have Not Vested
Michael D. West	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	-	100,000	(1)	$4.28	March 10, 2029	-		-
		145,833	354,167	(2)	$3.00	October 17, 2028	-		-
		513,333	146,667	(3)	$2.00	October 9, 2027	-		-
		-	-		-	-	50,000	(4)	$214,000

	LifeMap Sciences, Inc. 2011 Stock Option Plan	99,140	-		$1.75	September 30, 2020	-		-

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	500,000	-		$2.05	December 28, 2020	-		-

Hal Sternberg	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	-	15,000	(1)	$4.28	March 10, 2029	-		-
		6,875	8,125	(5)	$2.00	March 14, 2028	-		-
		18,229	16,771	(6)	$2.00	November 14, 2027	-		-
Nafees Malik	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	-	70,000	(1)	$4.28	March 10, 2029	-		-
		102,083	247,917	(2)	$3.00	October 17, 2028	-		-

(1)	One fourth of the options will vest upon completion of 12 full months of continuous service as an employee of AgeX or any subsidiary, measured from the date of grants March 11, 2019 and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX or any subsidiary.

(2)	One fourth of the options vested on October 17, 2019, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX or any subsidiary.

(3)	One third of the options vested on August 17, 2018 and the balance of the options will vest in 24 equal monthly installments thereafter, based upon the completion of each month of continuous service as an employee or director of AgeX.

(4)	The RSUs were granted under AgeX’s 2017 Equity Incentive Plan on March 11, 2019, at which time the closing price on the NYSE American was $4.28 per share. None of the RSUs vested during 2019. The RSUs are subject to time-based vesting over a 4 year period with the first 25% vesting on the first anniversary date and the remainder vesting in equal quarterly installment over the remaining 3 years but must be reported here at the aggregate grant date fair value, as if the RSUs were fully vested and exercisable at the date of grant. Each RSU represents a contingent right to receive one AgeX common stock.

(5)	One fourth of the options will vest vested on March 14, 2019, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX or a subsidiary.

(6)	One fourth of the options vested on November 15, 2018, and the balance of the options will vest in 36 equal monthly installments thereafter, based upon the completion of each month of continuous service as an employee or director of AgeX.

Risk Considerations and Recoupment Policies

The Compensation Committee of our Board of Directors considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Most of our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of AgeX. The stock options that we have granted to our executive officers under the Incentive Plan vest over four to five years, assuring that the executives take a long-term perspective in viewing their equity ownership. Our compensation arrangement with our Chief Financial Officer provides a weekly fee of $1,500 plus an hourly fee for services in excess of one day per week. We have not granted stock options to our Chief Financial Officer.

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

Equity Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Incentive Plan, and is qualified by the full terms of the Incentive Plan. The Incentive Plan permits us to grant awards (“Awards”) consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of hypothetical units issued with reference to our common stock (“Restricted Stock Units”), for up to 4,000,000 shares of our common stock. Awards may be granted under the Incentive Plan to employees, directors, and consultants of AgeX and our subsidiaries, including also subsidiaries that we may form or acquire in the future. The Incentive Plan will be administered by our Board of Directors (the “Board”) or by a committee authorized by our Board (“Committee”), who will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Incentive Plan.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events as determined by the Board or the Committee. The Board or Committee, in its discretion, may accelerate the vesting of an Award after the date of grant.

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

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by the Board, and no options or SARS granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

Stock Options

Options granted under the Incentive Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended, or the Code, or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to employees of AgeX and its subsidiaries. The exercise price of stock options granted under the Incentive Plan must be equal to the fair market of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of our stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of our common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

The exercise price of an option may be payable in cash or in shares of our common stock having a fair market value equal to the exercise price, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as the Board or Committee may approve.

Generally, options will be exercisable only while the optionee remains an employee, director or consultant, or during a specific period thereafter as approved by the Board or Committee, which will generally be three months, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of 12 months after termination or the expiration date of the option.

The number of shares covered by the Incentive Plan, and the number of shares and the exercise price per share of each outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares of common stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of issued and outstanding shares of common stock effected without receipt of consideration by us.

Restricted Stock and Restricted Stock Units

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or Restricted Stock Units subject to such vesting, transfer, and repurchase terms and restrictions as the Board or Committee may determine. We may permit employees or consultants who purchase Restricted Stock to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. We may also issue Restricted Stock for services actually performed by the recipient prior to the issuance of the Restricted Stock.

The Board or Committee may require that Restricted Stock shall be held by us or in escrow pending the expiration or release of the applicable restrictions. Unvested Restricted Stock for which we have not received payment may be forfeited to us, or we may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

Subject to the restrictions set by the Board or Committee, a recipient of Restricted Stock generally shall have the rights and privileges of a stockholder, including the right to vote the Restricted Stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the Restricted Stock shall be withheld by us for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld at a rate and subject to such terms as determined by the Board or Committee. The cash dividends or stock dividends so withheld and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of the Board or Committee, in common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the Restricted Stock and, if the Restricted Stock is forfeited, the recipient shall have no right to the dividends.

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

At the discretion of the Board or Committee, each Restricted Stock Unit (representing one share of common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld by us for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Board or Committee. Dividend Equivalents credited to a recipient’s account and attributable to any particular Restricted Stock Unit (and earnings thereon, if applicable) shall be distributed in cash or, at the discretion of the Board or Committee, in common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the Restricted Stock Unit. If a Restricted Stock Unit is forfeited, the recipient shall have no right to the related Dividend Equivalents.

SARs

An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the Board or Committee, equal to the number of shares subject to the SAR that is being exercised, multiplied by the excess of (a) the fair market value of a share of common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement. SARs may be granted either as free standing SARs or in tandem with options, and with such terms and conditions as the Board or Committee may determine. No SAR may be exercised later than 10 years after the date of grant.

The exercise price of an SAR will be determined by the Board or Committee, but shall not be less than 100% of the fair market value of one share of common stock on the date of grant. An SAR granted in conjunction with an option shall have the same exercise price as the related option, shall be transferable only upon the same terms and conditions as the related option, and shall be exercisable only to the same extent as the related option; provided, however, that the SAR by its terms shall be exercisable only when the fair market value per share exceeds the exercise price per share of the SAR or related option. Upon any exercise of an SAR granted in tandem with an option, the number of shares for which the related option shall be exercisable shall be reduced by the number of shares for which the SAR has been exercised. The number of shares for which an SAR issued in tandem with an option shall be exercisable shall be reduced by the number of shares for which the related option has been exercised.

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

Changes in Shares Under the Plan

In the event of changes in the outstanding common stock or in our capital structure by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization, the terms of Awards granted under the Incentive Plan, and the maximum number of shares subject to all Awards under the Incentive Plan or with respect to which any one person may be granted Awards during any one year period, will be equitably adjusted or substituted, as to the number, price or kind of shares or other consideration subject to the Awards to the extent necessary to preserve the economic intent of the Awards. In making such adjustments, the Board or Committee shall generally ensure that the adjustments will not constitute a modification, extension or renewal of an incentive stock option within the meaning of Section 424(h)(3) of the Code, and in the case of non-qualified options, ensure that any adjustments will not constitute a modification of such non-qualified options within the meaning of Section 409A of the Code, and that adjustments or substitutions of Awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code will not cause us to be denied a tax deduction on account of Section 162(m) of the Code.

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

Limitation on Share Recycling

Shares subject to an Award shall not again be made available for issuance or delivery under the Incentive Plan if those shares are (a) shares tendered in payment of an option, (b) shares delivered or withheld by us to satisfy any tax withholding obligation, (c) shares covered by a stock-settled SAR or other Award that were not issued upon the settlement of the Award, or (d) shares repurchased by us using the proceeds from option exercises. Only shares subject to an Award that is cancelled or forfeited or expires prior to exercise or realization may be regranted under the Incentive Plan.

The foregoing description of the Incentive Plan is qualified in its entirety by reference to the Incentive Plan, a copy of which is filed as an Exhibit to our Registration Statement on Form 10 and is incorporated herein by reference.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We may make contributions to 401(k) plan accounts for participating executive officers and other employees.

Compensation of Directors

Directors and members of committees of the Board of Directors who are our employees are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board or committees of the Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2019 and who were not our employees on the date the compensation was earned.

Name	Fees Earned Or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Gregory Bailey	$60,000	$270,647	$-	$330,647
Annalisa Jenkins	$40,027	$270,647	$-	$310,674
John Mauldin(2)	$40,000	$175,920	$-	$215,920
Michael May	$14,288	$22,223	$-	$36,511
Michael Mulroy(3)	$26,075	$175,920	$-	$201,995

(1)

Those of our directors who were serving on our Board of Directors on March 11, 2019 and who were not our salaried employees each received an annual award of stock options on that date entitling them to purchase common stock at a fixed price as partial compensation for serving on our Board. Dr. Bailey and Dr. Jenkins, who had not received a grant of options upon joining the Board the previous year, each received 100,000 stock options while Mr. Mauldin and Mr. Mulroy each received 65,000 stock options. Those options will vest and become exercisable in equal quarterly installments over a one-year period from the date of grant.

Dr. May received 26,534 stock options upon his appointment as a member of our Board of Directors. on August 5, 2019. The options vested and became exercisable in two equal quarterly installments on September 30 and December 31, 2019.

The dollar amounts in this column represent the aggregate fair market value of such awards determined based on the price of our common stock on the grant date in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). See Note 13 Stock-Based Awards to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for details as to the assumptions used to determine the fair value of the awards.

(2)	Mr. Mauldin resigned from our Board of Directors on March 12, 2020. On that date, 100,000 options were vested and will expire if not exercised within 90 days from his resignation date.

(3)	Mr. Mulroy resigned from our Board of Directors on July 30, 2019. On that date, 32,500 unvested options were immediately forfeited and the remaining 67,500 vested options expired on October 28, 2019, 90 days from the resignation date.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our common stock, as of March 25, 2020 by each stockholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G. Except as otherwise noted in the notes to the table below, each person or entity identified in the table below has sole voting and investment power with respect to the securities owned by such person or entity. Beneficial ownership is determined in accordance with the rules of the SEC.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total

Juvenescence Limited 4th Floor, Viking House Nelson Street Isle of Man IM1 2A	16,569,000(1)	43.8%

Broadwood Partners, L.P. Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, NY 10019	3,003,446(2)	8.0%

IBS Capital LLC The IBS Turnaround Fund, L.P. The IBS Turnaround Fund (QP) (A Limited Partnership) The IBS Opportunity Fund, Ltd. David A. Taft One International Place, Suite 3120 Boston, Massachusetts 02110	2,711,746(3)	7.2%

(1)	Includes warrants to purchase 150,000 shares of AgeX common stock. These warrants are exercisable at $2.60 per share and expire on August 12, 2022.

(2)	Includes 2,997,156 shares owned by Broadwood Partners, L.P. and 6,290 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. have disclaimed beneficial ownership of the shares owned by Broadwood Partners, L.P. except to the extent of their respective pecuniary interests in such shares.

(3)	Includes 830,850 shares owned by The IBS Turnaround Fund, L.P., 1,701,106 shares owned by The IBS Turnaround Fund (QP) (A Limited Partnership), and 179,790 shares owned by The IBS Opportunity Fund, Ltd., all of which shares are also deemed to be beneficially owned by IBS Capital LLC as the manager of the owners and by David Taft as President and majority owner of the manager.

Security Ownership of Management

The following table sets forth information as of March 25, 2020 concerning beneficial ownership of common shares known by us by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group. Except as otherwise noted in the notes to the table below, each person or entity identified in the table below has sole voting and investment power with respect to the securities owned by such person or entity. Beneficial ownership is determined in accordance with the rules of the SEC.

Name	Number of Shares	Percent
Michael D. West(1)	856,548	2.2%
Russell L. Skibsted	935	*
Nafees Malik(2)	158,958	*
Hal Sternberg(3)	34,819	*
Gregory Bailey(4)	100,000	*
Annalisa Jenkins(4)	100,000	*
Michael H. May(5)	26,534	*
Directors and Executive Officers as a Group (7 persons)(6)	1,277,794	3.3%

*	Less than 1%

(1)	Includes 832,082 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 427,918 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 37,500 Restricted Stock Units that are not presently vested and will not vest within 60 days.

(2)	Excludes 261,042 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(3)	Includes 34,686 shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 30,314 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 100,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days.

(5)	Includes 26,534 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days.

(6)	Includes 1,252,260 shares that may be acquired upon the exercise of certain stock options and warrants that are presently exercisable or that will become exercisable within 60 days. Excludes 719,274 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days and 37,500 Restricted Stock Units that are not presently vested and will not vest within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Agreements with Lineage and its Subsidiaries

Asset Contribution Agreement

On August 17, 2017, we entered into an Asset Contribution and Separation Agreement (the “Asset Contribution Agreement”) with our former parent company Lineage pursuant to which Lineage contributed certain assets and cash to us in exchange for 28,800,000 shares of our common stock. Concurrently with the acquisition of assets from Lineage, we sold 4,950,000 shares of common stock for $10.0 million in cash primarily to investors other than Lineage, which included 600,000 shares sold to Alfred D. Kingsley, the Chairman of Lineage’s board of directors and our former Executive Chairman, 125,000 shares sold to John Mauldin who later became a member of our Board of Directors, and 16,000 shares sold to Lineage at the same price per share paid by other investors. At the close of the financing, Lineage owned 85.4% of our issued and outstanding shares of common stock.

Certain License and Sublicense Agreements

Concurrently with the contribution of assets to us by Lineage under the Asset Contribution Agreement, we entered into a License Agreement with Lineage pursuant to which Lineage has licensed to us, with rights to sublicense, certain intellectual property, including patents and patent applications and know-how for use in the development, manufacture and commercialization of products or services for the prevention, treatment, amelioration, diagnosis or monitoring of all human and non-human animal diseases and conditions except for the field of medical products, devices and services for the reserved Lineage fields of orthopedic, ophthalmic, and medical aesthetic uses (the “Lineage Exclusive Field”). In addition, Lineage retains an option right, on terms to be negotiated, to license iTR patents in research, development, manufacturing and commercialization of treatments based on iTR in the Lineage Exclusive Field. The licensed patents and know-how relate generally to (a) PureStem® human embryonic progenitor cell lines, and (b) telomere length and DNA quality control analysis in pluripotent stem cells. We also received an option to license certain Lineage retained rights outside of orthopedic indications unless a license grant would compete with a Lineage program or products in the Lineage Exclusive Field.

The License Agreement contains customary provisions pertaining to patent maintenance, enforcement, and defense and related cost allocations, insurance, indemnification, and termination of the license in the event of a breach or default by a party, or the bankruptcy or other insolvency event with respect to a party.

Additional License and Sublicense Agreements

Lineage and certain Lineage subsidiaries also entered into agreements pursuant to which they have licensed or sublicensed to us, on a non-exclusive, world-wide, royalty bearing basis, certain additional patents and patent rights and know-how relating to HyStem® hydrogel technology, human embryonic progenitor cell technology, and human pluripotent stem cell lines and technology for use outside the Lineage Exclusive Fields, or in the case of certain sublicense rights, fields previously licensed to third parties.

HyStem® Patent License and Sublicense

Lineage has granted to us a sublicense of certain patents licensed to Lineage by the University of Utah Research Foundation (the “Utah Sublicense”), and has granted to us a direct license of certain patents held by Lineage (the “HyStem License”), related to HyStem® hydrogel technology for use outside of the Lineage Exclusive Field for products that include cells and that are covered by certain other patents contributed, licensed, or sublicensed to us by Lineage. We may only develop, sell, and otherwise commercialize a product under the Utah Sublicense and HyStem License if we spend at least a low seven figure amount on research with respect to the product. Lineage will agree to provide us with a reasonable amount of the hydrogel product for the purpose of our research for which we will pay Lineage’s cost of manufacturing and supplying the hydrogel.

The Utah Sublicense and HyStem License will expire upon the latest expiration date of a sublicensed or licensed patent, unless terminated earlier pursuant to the respective agreements. We will pay Lineage a royalty, in an amount not exceeding 10 percent, on “net sales” as defined in the Utah Sublicense and HyStem License. Commencing June 30, 2019, and for each 12-month period thereafter, we will pay Lineage a minimum royalty in the low five figures regardless of the actual amount of net sales for the applicable period.

Sublicense of Certain Progenitor Patents

Lineage has granted to us a sublicense of certain patents licensed to Lineage that pertain to the derivation of human embryonic progenitor cell lines. The sublicense will permit us to use the sublicensed patents for the treatment, palliation, diagnosis, or prevention of any disease, disorder or health condition outside of the Lineage Exclusive Field. The sublicense expires on the later of July 10, 2028 or the latest expiration date of a sublicensed patent, unless terminated earlier pursuant to the terms of the sublicense.

We will pay Lineage a royalty on “net sales,” as defined in the sublicense agreement, until the royalty payments to Lineage’s licensor by Lineage total $1.2 million and thereafter will pay to Lineage a low single digit royalty on its own net sales and a low double-digit royalty on sublicensing consideration. If we grant a sublicense to use the patents, we will pay Lineage a portion of any consideration received for a sublicense, including but not limited to, upfront payments and milestones, and non-cash exchanges or considerations, but not payments for developing a product, service or process. If we become obligated to pay royalties to one or more affiliates of Lineage for the use of patent rights related to this sublicense and as a result, the royalties payable to Lineage with respect to royalties under the sublicense plus the royalties payable to the affiliates would exceed a designated amount of net sales, the royalties due to Lineage may be reduced but not less than the designated amount. In addition, we will pay to Lineage a royalty on “net sales,” as defined in the sublicense agreement, by the sublicensee. If we become obligated to pay royalties to one or more affiliates of Lineage for the use of patent rights related to this sublicense and as a result, the royalties payable to Lineage with respect to sales by a sublicensee plus the royalties payable to the affiliates would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced but not less than the designated amount.

The sublicense agreement includes reciprocal cross-licenses between Lineage and us with respect to any new patents that may be issued based on the use of the sublicensed patents. Any such license to Lineage will be exclusive in the Lineage Exclusive Field and nonexclusive in all other licensed fields. Any such license from Lineage to us will be for use outside the Lineage Exclusive Field and for medical products or services involving tendon. Each license will be for a term of 10 years.

ESI License

Lineage’s subsidiary ES Cell International Pte (“ESI”) has granted to us non-exclusive rights to certain ESI patents and human pluripotent stem cell lines (“ESI Cell Lines”) for use outside of the Lineage Exclusive Field and outside certain other fields for which ESI has previously granted licenses. We will pay ESI a royalty, in an amount not exceeding 10 percent, on “net sales,” as defined in the license agreement. If we become obligated to pay royalties to one or more third party or to Lineage for the use of patent rights related to this license and as a result the royalties payable to ESI with respect to this license agreement plus the royalties payable to such third party or Lineage would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced. The patent license expires upon the latest expiration date of a licensed patent, unless terminated earlier pursuant to the terms of the license. All other rights under the license are terminable by either party under the conditions specified in the license.

If we grant rights to any third party to use ESI Cell Lines derived under cGMP, we will pay ESI a share of all consideration that we receive as consideration for the grant of those rights, including all cash and non-cash consideration but not royalties. We are not permitted to grant sublicenses to the licensed ESI patents but may sublicense the use of ESI Cell Lines.

Shared Facilities Agreement and Relationship with Lineage

On August 17, 2017, AgeX and Lineage executed the Shared Facilities Agreement. Under the terms of the Shared Facilities Agreement, Lineage allowed AgeX to use Lineage’s premises and equipment located in Alameda, California for the purpose of conducting business. Lineage also provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to AgeX. We terminated the Shared Facilities Agreement effective September 30, 2019.

Lineage charged AgeX a use fee for services received and usage of facilities, equipment, and supplies (“Use Fee”). For each billing period, Lineage prorated and allocated to AgeX costs of services of Lineage employees, equipment, insurance, lease, professional, software, supplies and utilities. Allocation depended on key cost drivers including actual documented use, square footage of facilities used, time spent, costs incurred by or for AgeX, or upon proportionate usage by Lineage and AgeX, as reasonably estimated by Lineage. Lineage charged a 5% markup on such allocated costs as permitted by the Shared Facilities Agreement. The allocated cost of Lineage employees and contractors who provided services was based upon records maintained of the number of hours or percentage of time of such personnel devoted to the performance of services.

The Use Fee was determined and invoiced to AgeX on a monthly basis for each calendar month of each calendar year. In addition to the Use Fees, AgeX reimbursed Lineage for any out of pocket costs incurred by Lineage for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of AgeX.

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$701	$1,278
General and administrative	239	400
Total Use Fees	$940	$1,678

As of December 31, 2019, Lineage owed AgeX approximately $7,000, while as of December 31, 2018 AgeX owed Lineage approximately $34,000 under the Shared Facilities Agreement. See Note 4. Related Party Transactions to our historical audited consolidated financial statements included elsewhere in this Report.

Employee Matters Agreement

We entered into an Employee Matters Agreement with Lineage that governs the respective rights, responsibilities and obligations of Lineage and us after the Distribution with respect to transferred employees, defined contribution plans, employee health and welfare benefit plans, incentive plans, and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities arising out of incentive plans, retirement plans and employee health and welfare benefit plans in which certain of our employees participated prior to the Distribution.

Tax Matters Agreement

We entered into a Tax Matters Agreement with Lineage that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, allocation of tax refunds, the control of audits and other tax proceedings and other matters regarding taxes while we were part of a consolidated group with Lineage for income tax purposes, and after our deconsolidation from Lineage’s consolidated tax group, for any tax period ending on or before the Distribution Date, as well as tax periods beginning before and ending after the Distribution Date.

In general, the Tax Matters Agreement allocates taxes between Lineage and the subsidiary companies that comprise its consolidated group or the “Lineage Group” on the one hand and AgeX and our subsidiaries or the “AgeX Group” on the other hand. Lineage will be responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) for the Lineage Group, and we will be responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) for the AgeX Group for any periods or portions thereof beginning on or after August 31, 2017 based on certain assumptions, including that the AgeX Group is not included in the Lineage consolidated tax returns. Lineage will also determine the extent to which certain tax attributes attributable to the Lineage Group resulted in tax savings to the AgeX Group and we will pay the amount of that tax savings to Lineage, or if tax attributes attributable to the AgeX Group resulted in tax savings to the Lineage Group, Lineage will pay the amount of that tax savings to us. The Tax Matters Agreement also may provide special rules for allocating tax liabilities resulting from the Distribution.

Related Party Payables

Since inception, our subsidiaries ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) and LifeMap Sciences, Inc. (“LifeMap Sciences”), and a former subsidiary of LifeMap Sciences, LifeMap Solutions, Inc. (“LifeMap Solutions”), had accumulated related party payables due to Lineage, mainly comprised of working capital advances and shared services provided under the Shared Facilities Agreement that Lineage had performed for the benefit of, and charged to these subsidiaries. Shared services under the Shared Facilities Agreement included both services and facilities provided by Lineage, including space for research, laboratory and administrative offices, administrative and financial services such as human resources, general bookkeeping, payroll and financial reporting.

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

Registration Rights Agreement

We have agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) certain shares of common stock, including all shares held by Juvenescence, Lineage and Alfred D. Kingsley, and shares beneficially owned by John Mauldin. We have agreed to file a registration statement, including on Form S-3 once we are eligible to use such form for offerings on a delayed or continuous basis, covering those shares following a written request for registration from any holder or group of holders of not less than 50% of the shares covered by the Registration Rights Agreement, but not earlier than November 28, 2019, which is the first anniversary date of the Distribution. We are obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions.

Compensation of Our Chief Operating Officer

Since October 2018, AgeX’s Chief Operating Officer, Nafees Malik, who is an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services on an agreed upon fixed annual rate of $272,000 from October 18, 2018 through March 10, 2019 and $283,000 from March 11, 2019 through December 31, 2019. Additionally, Dr. Malik received a $50,000 bonus in March 2019. As of December 31, 2019 AgeX had accrued approximately $71,000 payable to Juvenescence for Dr. Malik’s services rendered.

2019 Loan Facility Agreement and Warrant Agreement

On August 13, 2019 AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence provided AgeX a $2.0 million line of credit for a period of 18 months. As of March 30, 2020, AgeX had drawn all of the $2.0 million.

In lieu of interest, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of funds under the Loan Agreement. However, if AgeX fails to repay the loan when due, interest at the rate of 10% per annum, compounded daily, will accrue on the unpaid balance from the date the payment was due.

In lieu of repayment of funds borrowed, AgeX or Juvenescence may convert the loan balance (including principal and accrued interest, if any) into AgeX common stock or “units” if AgeX consummates a “Qualified Offering” which means a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $7.5 million.

Events of Default under the Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becomes insolvent or begins liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the Loan Agreement, and (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the Loan Agreement.

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

AgeX has entered into a Registration Rights Agreement to register the 19,000 shares issuable under the Loan Agreement and the 150,000 warrants and underlying shares for resale under the Securities Act, upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggy-back” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of warrants or shares. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

New Loan Agreement and New Warrant Agreement

On March 30, 2020 AgeX and Juvenescence entered into a the New Loan Agreement pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described in Note 4, except that (a) all loans to AgeX under the New Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence's discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX will issue to Juvenescence 28,500 shares of AgeX common stock when AgeX has borrowed an aggregate of $3 million under the New Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the New Loan Agreement will be March 30, 2023, (f) if AgeX requests additional loans after making the first two draws of funds (which are expected to total $1 million) under the New Loan Agreement, a Security and Pledge Agreement (the “Security Agreement”) will go into effect granting Juvenescence a security interest in all of the assets of AgeX and and Agex’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”), (g) the Guarantor Subsidiaries will guarantee AgeX's obligations under the New Loan Agreement if AgeX makes more than two draws of funds under the New Loan Agreement and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the New Loan Agreement into shares of AgeX common stock at the Market Price as defined in the New Loan Agreement. Further, in addition to the Events of Default described in Note 4, additional Events of Default will arise under the New Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the New Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the New Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Although the New Loan Agreement provides that Juvenescence may lend us up to $8 million, all loans in excess of the initial $500,000 are subject to Juvenescence’s discretion. Juvenescence will require that AgeX implement a plan prior to April 30, 2020 to reduce spending on employee salaries and consulting fees and to pay no bonuses for 2019 in order to borrow more than the initial $500,000, although such additional borrowings will remain subject to Juvenescence’s discretion.

Each time AgeX receives an advance of funds under the New Loan Agreement, AgeX will issue to Juvenescence a number of New Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price will be the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date of the applicable notice from AgeX requesting a draw of funds that triggers the obligation to issue New Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on the OTC Bulletin Board or similar quotation system averaged over twenty consecutive trading days. The exercise price of the New Warrants will be the applicable Market Price. The New Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

AgeX has entered into an amendment to its Registration Rights Agreement described in Note 4 and include the 28,500 shares issuable under the New Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement.

Director Independence

Gregory Bailey, Annalisa Jenkins, and Michael May qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. Michael Mulroy who served as a director during 2018 and a portion of 2019, and John Mauldin who served as a director during 2019 and from January 1 until March 12, 2020, also were independent under that standard. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration during the last fiscal year for serving as directors except as disclosed under “CORPORATE GOVERNANCE—Compensation of Directors.” None of the independent directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

Michael D. West does not qualify as “independent” because he serves as our President and Chief Executive Officer. Gregory Bailey does not meet the independence standard for service on the Audit Committee under Exchange Act Rule 10A-3 because he is the Chief Executive Officer of Juvenescence Limited, which is our largest stockholder and owns approximately 44% of our issued and outstanding shares of common stock.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since October 2017, and audited our annual financial statements for the fiscal years ended December 31, 2019 and 2018.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2019 and 2018 by OUM:

	2019	2018
Audit Fees(1)	$288,000	$232,000
Audit Related Fees(2)	-	74,000
Total Fees(3)	$288,000	$306,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Registration Statement on Form 10 and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.

(3)	Our former parent company Lineage paid 80% of all audit fees incurred through November 28, 2018, the date on which Lineage distributed approximately 12.7 million shares of AgeX common stock owned by Lineage on a pro rata basis to eligible Lineage shareholders.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2019 and 2018, 100% of the fees paid to OUM were approved by the Audit Committee or by our Board of Directors prior to the appointment of our Audit Committee.

PART IV

Item 15. Financial Statement and Exhibits

(a) Financial Statements.

The following financial statements of AgeX are filed in this Report:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc. #+ (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

4.2	Warrant dated August 13, 2019 (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.3	Description of Securities*

10.1	Asset Contribution and Separation Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. #. (Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.2	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.# (Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.3	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019).

10.4	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.5	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.6	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.7	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.8	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.9	First Amendment, dated November 8, 2017, to License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.10	Sublicense Agreement, dated August 17, 2017, by and among OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.11	First Amendment, dated November 8, 2017, to Sublicense Agreement, dated August 17, 2017, between OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.12	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.13	Employee Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.14	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017 (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.15	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.16	Form of Registration Rights Agreement. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.17	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.18	Employment Agreement, by and between AgeX Therapeutics, Inc. and Michael D. West, dated October 18, 2018. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-3 filed with the Securities and Exchange Commission on October 22, 2018)

10.19	Compensation Agreement, dated March 1, 2019, between AgeX Therapeutics, Inc. and Russell Skibsted (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019)

10.20	Standard Sublease, dated for reference March 13, 2019, between AgeX Therapeutics, Inc. and InSite Vision, Inc. (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019)

10.21	Loan Facility Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.22	Warrant Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.23	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.24	Secured Convertible Facility Agreement, dated March 30, 2020, by and among AgeX Therapeutics, Inc., ReCyte Therapeutics, Inc., Reverse Bioengineering, Inc., and Juvenescence Limited*

10.25	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant*

10.26	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited*

21.1	List of Subsidiaries *

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

*	Filed herewith.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.

+	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2020.

AGEX THERAPEUTICS, INC.

By:	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Signature	Title	Date

/s/ Michael D. West	President and Chief Executive Officer and Director	March 30, 2020
MICHAEL D. WEST	(Principal Executive Officer)

/s/ Russell Skibsted	Chief Financial Officer	March 30, 2020
RUSSELL SKIBSTED	(Principal Financial and Accounting Officer)

/s/ Gregory Bailey	Director	March 30, 2020
GREGORY BAILEY

/s/ Annalisa Jenkins	Director	March 30, 2020
ANNALISA JENKINS

/s/ Michael H. May	Director	March 30, 2020
MICHAEL H. MAY

