Form 10-K/A
period 2019-12-31
AgeX Therapeutics, Inc.
filed 2020-03-31
CIK 1708599

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 of AgeX Therapeutics, Inc. filed with the Securities and Exchange Commission on March 30, 2020 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

 PART IV

Item 15. Financial Statement and Exhibits

(a) Financial Statements.

The following financial statements of AgeX are filed in this Report:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc. #+ (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

4.2	Warrant dated August 13, 2019 (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.3	Description of Securities*

10.1	Asset Contribution and Separation Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. #. (Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.2	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.# (Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.3	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019).

10.4	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.5	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.6	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

1

10.7	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.8	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.9	First Amendment, dated November 8, 2017, to License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.10	Sublicense Agreement, dated August 17, 2017, by and among OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.11	First Amendment, dated November 8, 2017, to Sublicense Agreement, dated August 17, 2017, between OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.12	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.13	Employee Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.14	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017 (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.15	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.16	Form of Registration Rights Agreement. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.17	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2015)

10.18	Employment Agreement, by and between AgeX Therapeutics, Inc. and Michael D. West, dated October 18, 2018. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-3 filed with the Securities and Exchange Commission on October 22, 2018)

10.19	Compensation Agreement, dated March 1, 2019, between AgeX Therapeutics, Inc. and Russell Skibsted (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019)

10.20	Standard Sublease, dated for reference March 13, 2019, between AgeX Therapeutics, Inc. and InSite Vision, Inc. (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019)

10.21	Loan Facility Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.22	Warrant Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

2

10.23	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.24	Secured Convertible Facility Agreement, dated March 30, 2020, by and among AgeX Therapeutics, Inc., ReCyte Therapeutics, Inc., Reverse Bioengineering, Inc., and Juvenescence Limited*

10.25	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant*

10.26	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited*

21.1	List of Subsidiaries *

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification **

101	Interactive Data Files **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

**	Filed herewith.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.

+	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March 2020.

AGEX THERAPEUTICS, INC.

By:	/s/ Michael D. West
Michael D. West
Chief Executive Officer