Form 10-Q
period 2020-03-31
AgeX Therapeutics, Inc.
filed 2020-05-14
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The number of shares common stock outstanding as of May 12, 2020 was 37,656,415 par value $0.0001 per share

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 30, 2020. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “AgeX,” “our” or “we” mean AgeX Therapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$468	$2,352
Accounts and grants receivable, net	366	363
Prepaid expenses and other current assets	1,238	1,339
Total current assets	2,072	4,054

Property and equipment, net	898	1,126
Deposits and other long-term assets	111	111
Intangible assets, net	2,011	2,151
TOTAL ASSETS	$5,092	$7,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,184	$1,582
Loan due to Juvenescence, net of debt issuance cost	1,767	-
Related party payables, net	181	64
Deferred revenues	407	283
Right-of-use lease liability	325	428
Insurance premium liability and other current liabilities	603	940
Total current liabilities	5,467	3,297

Loan due to Juvenescence, net of debt issuance cost	-	1,528
TOTAL LIABILITIES	$5,467	$4,825

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,656 and 37,649 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	88,608	88,353
Accumulated other comprehensive income	44	69
Accumulated deficit	(89,395)	(86,208)
AgeX Therapeutics, Inc. stockholders’ equity (deficit)	(739)	2,218
Noncontrolling interest	364	399
Total stockholders’ equity (deficit)	(375)	2,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,092	$7,442

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Subscription and advertisement revenues	$338	$345
Grant revenues	86	15
Other revenues	91	28
Total revenues	515	388

Cost of sales	(34)	(63)

Gross profit	481	325

OPERATING EXPENSES:
Research and development	1,603	1,338
General and administrative	2,073	2,109
Total operating expenses	3,676	3,447

Loss from operations	(3,195)	(3,122)

OTHER INCOME/(EXPENSES):
Interest income (expense), net	(52)	12
Other income (expense), net	25	(28)
Total other income (expense), net	(27)	(16)

NET LOSS BEFORE INCOME TAXES	(3,222)	(3,138)
Income tax provision	-	(73)

NET LOSS	(3,222)	(3,211)
Net loss attributable to noncontrolling interest	35	78

NET LOSS ATTRIBUTABLE TO AGEX	$(3,187)	$(3,133)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.08)	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,651	36,143

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(3,222)	$(3,211)
Other comprehensive income/(expense), net of tax:
Foreign currency translation adjustment	(25)	26
COMPREHENSIVE LOSS	(3,347)	(3,185)
Less: Comprehensive loss attributable to noncontrolling interest	35	78
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(3,212)	$(3,107)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(3,187)	$(3,133)
Net loss attributable to noncontrolling interest	(35)	(78)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Depreciation expense	123	10
Amortization of intangible assets	140	139
Amortization of right-of-use asset	104	-
Amortization of debt issuance cost	47	-
Stock-based compensation	260	481
Income tax provision	-	73
Foreign currency remeasurement gain (loss) and other	5	29
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(28)	(75)
Prepaid expenses and other current assets	195	(64)
Accounts payable and accrued liabilities	494	(52)
Related party payables	117	8
Insurance premium liability	(314)	-
Deferred revenues and other current liabilities	15	44
Net cash used in operating activities	(2,064)	(2,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and other	(4)	(3)
Net cash used in investing activities	(4)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	4,500
Draw down on loan facility from Juvenescence	200	-
Repayment of financing lease liability	(15)	-
Net cash provided by financing activities	185	4,500

Effect of exchange rate changes on cash and cash equivalents	(1)	-

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,884)	1,879

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	2,452	6,707
At end of the period	$568	$8,586

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

Going Concern and Liquidity

Since inception, AgeX has financed its operations through contributions and advances from its former parent company, Lineage, the sale of its common stock and warrants, exercises of warrants (see Notes 4 and 5), a loan facility from Juvenescence, and research grants. Lineage provided AgeX with the use of Lineage facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) through September 30, 2019, as described in Note 4. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $89.4 million as of March 31, 2020. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have made certain adjustments to AgeX’s operating plans and budgets, including the staff reductions discussed in Note 10, to reduce its projected cash expenditures to extend the period over which AgeX can continue its operations with its available cash resources.

Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.5 million as of March 31, 2020 plus the loan facility by Juvenescence to advance up to $8.0 million to AgeX for operating capital discussed in Note 4, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Principles of consolidation

AgeX’s condensed consolidated interim financial statements include the accounts of its subsidiaries and certain research and development departments. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ equity (deficit) on AgeX’s condensed consolidated balance sheets.

The following table reflects AgeX’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of March 31, 2020.

Subsidiary	Field of Business	AgeX Ownership	Country
ReCyte Therapeutics	Early stage pre-clinical research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions	94.8%	USA

LifeMap Sciences (1)	Biomedical, gene, and disease databases and tools	81.7%	USA

(1)	Includes LifeMap Sciences, Inc. and its wholly-owned subsidiary LifeMap Sciences, Ltd., an Israeli company.

All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

During the first quarter of 2018, AgeX adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606. AgeX’s largest source of revenue is currently sourced from subscription and advertisement revenues generated by its majority-owned subsidiary, LifeMap Sciences, Inc. (“LifeMap Sciences”).

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

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date. For the three months ended March 31, 2020 and 2019, LifeMap Sciences recognized $338,000 and $345,000, respectively, in subscription and advertisement revenues. As of March 31, 2020, there was $407,000 included in deferred revenues in the condensed consolidated balance sheet which is expected to be recognized as subscription revenue over the next twelve months.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX technologies for treating osteoporosis. The grant funds will be made available by the NIH as allowable expenses are incurred. For the three months ended March 31, 2020 and 2019, AgeX incurred approximately $25,000 and $15,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

On April 5, 2018, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the three months ended March 31, 2020 and 2019, AgeX incurred approximately $61,000 and nil, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX’s contracts with customers may include multiple performance obligations. For such arrangements, AgeX allocates revenue to each performance obligation based on its relative standalone selling price. AgeX generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of March 31, 2020, AgeX did not have significant arrangements with multiple performance obligations.

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

General and administrative

General and administrative expenses include both direct expenses incurred by AgeX and indirect overhead costs allocated by Lineage that benefited or supported AgeX’s general and administrative functions. Direct general and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees. Indirect general and administrative expenses allocated by Lineage to AgeX under the Shared Facilities Agreement during 2019 (see Note 4) were primarily based on headcount or space occupied, as applicable, and include costs for financial reporting and compliance, rent and utilities, common area maintenance, telecommunications, property taxes and insurance.

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

For the three months ended March 31, 2020 and 2019, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (Unaudited)
	2020	2019
Stock options	2,846	2,401
Warrants (1)	150	-
Restricted stock units	47	12

(1)	AgeX issued Juvenescence warrants to purchase 150,000 shares of AgeX common stock as consideration for the line of credit under the Loan Agreement discussed in Note 4.

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

AgeX’s sublease of its current office and laboratory facility, which commenced on April 2, 2019, is subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net (see Note 3) and operating lease liability on its balance sheet in accordance with ASC 842 as of March 31, 2020 and December 31, 2019 (see Note 9). During 2019, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties. These subleases are not subject to ASC 842.

Reclassifications

A reclassification was made from amounts included in Grant and other revenues to conform to current period presentation.

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to AgeX that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2019.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The new standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. AgeX does not plan to early adopt this guidance and does not anticipate that the adoption of the new standard will have a material impact on its consolidated financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. In accordance with ASC 740, a company accounts for the income tax effects of a change in the tax rates or tax law, including the CARES Act in the period that includes the date of enactment. Accordingly, AgeX will account for and report the effect of the CARES Act, if any, in the second quarter of 2020. AgeX is currently evaluating the impact of the CARES Act, but does not expect the provisions of the CARES Act to have a material impact.

3. Selected Balance Sheet Components

Property and equipment, net

At March 31, 2020 and December 31, 2019, property and equipment was comprised of the following (in thousands):

	March 31, 2020 (unaudited)	December 31, 2019
Equipment, furniture and fixtures	$864	$954
Right-of-use assets (1)	726	726
Accumulated depreciation and amortization	(692)	(554)
Property and equipment, net	$898	$1,126

(1)	AgeX adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities see Notes 2 and 9.

Depreciation and amortization expense amounted to $227,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively. Accumulated depreciation and amortization also reflects $89,000 adjustment for the write off of office furniture and equipment with the shutdown of our subsidiary’s office in Israel.

Intangible assets, net

As of March 31, 2020 and December 31, 2019, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	March 31, 2020 (unaudited)	December 31, 2019
Intangible assets	$5,586	$5,586
Accumulated amortization	(3,575)	(3,435)
Total intangible assets, net	$2,011	$2,151

AgeX recognized $140,000 and $139,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended March 31, 2020 and 2019, respectively.

Accounts payable and accrued liabilities

As of March 31, 2020 and December 31, 2019, accounts payable and accrued liabilities were comprised of the following (in thousands):

	March 31, 2020 (unaudited)	December 31, 2019

Accounts payable	$1,086	$420
Accrued compensation	298	263
Accrued vendors and other expenses	800	899
Total accounts payable and accrued liabilities	$2,184	$1,582

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

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows during the three months ended March 31, 2019 when the Shared Facilities Agreement was in effect (in thousands):

Three Months Ended March 31, 2019 (unaudited)
Research and development	$286
General and administrative	114
Total Use Fees	$400

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

AgeX had $40,000 and ($7,000) in related party payable to (receivable from) to Lineage, included in related party payables, net on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Transactions with Juvenescence

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “New Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described below, except that (a) all loans to AgeX under the New Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX will issue to Juvenescence 28,500 shares of AgeX common stock when AgeX has borrowed an aggregate of $3 million under the New Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the New Loan Agreement will be March 30, 2023, (f) if AgeX requests additional loans after making the first two draws of funds (which are expected to total $1 million) under the New Loan Agreement, a Security and Pledge Agreement (the “Security Agreement”) will go into effect granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries will guarantee AgeX’s obligations under the New Loan Agreement if AgeX makes more than two draws of funds under the New Loan Agreement and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the New Loan Agreement into shares of AgeX common stock at the Market Price as defined in the New Loan Agreement. Further, in addition to the Events of Default described in Note 4, additional Events of Default will arise under the New Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the New Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the New Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

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

AgeX has entered into an amendment to its Registration Rights Agreement described above and include the 28,500 shares issuable under the New Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement.

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. Through March 31, 2020, AgeX drew $2.0 million of the line of credit. AgeX may not draw down funds after the Repayment Date in February 2021 or if an “Event of Default” under the Loan Agreement has occurred and is continuing and AgeX may not draw down more than $700,000 during any 30 day period.

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

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of March 31, 2020 and December 31, 2019, AgeX had approximately $141,000 and $71,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

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

5. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At March 31, 2020 no preferred shares were issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At March 31, 2020 and December 31, 2019, there were 37,656,415 and 37,649,000 shares of AgeX common stock issued and outstanding, respectively.

See Note 4 for related party transactions with Lineage that impacted AgeX’s condensed consolidated statements of stockholders’ equity (deficit).

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

Reconciliation of Changes in Stockholders’ Equity (Deficit)

The following tables provide the activity in stockholders’ equity (deficit) for the three months ended March 31, 2020 and 2019 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	7	-	(5)	-	-	-	(5)
Stock-based compensation	-	-	260	-		-	260
Foreign currency translation adjustment	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	(3,187)	(35)	-	(3,222)
BALANCE AT MARCH 31, 2020	37,656	$4	$88,608	$(89,395)	$364	$44	$(375)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/(Loss)	Stockholders’ Equity
BALANCE AT DECEMBER 31, 2018	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Stock-based compensation	-	-	481	-	-	-	481
Foreign currency translation adjustment	-	-	-	-	-	26	26
Net loss	-	-	-	(3,133)	(78)	-	(3,211)
BALANCE AT MARCH 31, 2019	37,630	$4	$86,480	$(77,187)	$706	$24	$10,027

6. Stock-Based Awards

Equity Incentive Plan Awards

AgeX has an Equity Incentive Plan (the “Plan”) under which a maximum of 4,000,000 shares of common stock are available for the grant of stock options, the sale of restricted stock, the settlement of restricted stock units, and the grant of stock appreciation rights. The Plan also permits AgeX to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	1,054	2,846	50	$2.74
Restricted stock units vested	-	-	(13)	-
March 31, 2020	1,054	2,846	37	$2.74
Options exercisable at March 31, 2020		1,819		$2.60

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2020(1)	2019
Expected life (in years)	-	5.7
Risk-free interest rates	-	2.44%
Volatility	-	78.45%
Dividend yield	-	-%

(1) No stock options were granted under the Plan during the three months ended March 31, 2020.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2020	2019
Research and development	$35	$27
General and administrative	225	454
Total stock-based compensation expense	$260	$481

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

On March 23, 2018, Ascendance Biotechnology, Inc. (“Ascendance”) was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance (see Note 4). The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. AgeX had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance shareholders and AgeX received $354,000 as its pro rata share of the funds as additional proceeds from the sale of its Ascendance investment (see Note 4). AgeX has sufficient current year losses from operations to offset this gain resulting in no income taxes due.

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, AgeX’s foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. For the three months ended March 31, 2020, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first quarter of 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. AgeX has elected to account for GILTI as a current period expense when incurred.

For the three months ended March 31, 2020, AgeX experienced a domestic loss from continuing operations and a foreign loss, therefore no income tax provision was recorded for the three months ended March 31, 2020.

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

8. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$7	$8
Issuance of common stock upon vesting of restricted stock units (Note 5)	$11	$-

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

In connection with the AgeX Lease, as of March 31, 2020, AgeX incurred $436,000 in tenant improvement expenses that it funded and completed in November 2019. This amount is being amortized over the remaining lease term.

Sublease

During 2019, AgeX, as a sublessor, entered into sublease agreements (the “AgeX Subleases”) with unrelated parties (the “Sublessees”) to lease approximately 11,121 square feet of space at AgeX’s New Facility. The first Sublessee will pay AgeX $3,088.50 per month and the second Sublessee will pay AgeX $15,405.40 per month for the first twelve months of the AgeX Sublease and $16,311.60 per month for the duration of the AgeX Subleases. The AgeX Subleases which will expire on December 31, 2020. The Sublessee will also be responsible to reimburse AgeX for Sublessees’ pro rata portion of the maintenance and repair of the New Facility.

ASC 842

AgeX adopted ASC 842 in 2019. The tables below provide the amounts recorded following the adoption of ASC 842 as of, and during, the three months ended March 31, 2020, for the AgeX Lease. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity.

The following table presents supplemental cash flow information related to the AgeX Lease for the three months ended March 31, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$108

The following table presents supplemental balance sheet information related to the AgeX Lease as of March 31, 2020 (in thousands, except lease term and discount rate):

Operating lease
Right-of-use asset, net	$320

Right-of-use lease liability	$325

Weighted average remaining lease term
Operating lease	0.75 years
Weighted average discount rate
Operating lease	6%

The following table presents future minimum lease commitments as of March 31, 2020 (in thousands):

Operating Lease Payments
Year Ending December 31, 2020	$333
Less imputed interest	(8)
Total	$325

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. AgeX has also agreed to indemnify the sublessor and owner of the New Facility with respect to certain matters that may arise during the term of the AgeX Lease. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of March 31, 2020 and December 31, 2019.

10. Subsequent Events

Draw under New Loan Agreement

On April 1, 2020 AgeX drew $500,000 against the $8.0 million line of credit, and may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. AgeX may not draw down funds if an “Event of Default” under the New Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1 million in any single draw.

PPP Loan

On April 13, 2020, AgeX obtained a loan in the amount of $432,952 from Axos Bank (the “Bank”) under the Paycheck Protection Program (the “PPP Loan”). The PPP loan will bear interest at a rate of 1% per annum. No payments will be due on the PPP loan during a six month deferral period commencing on the date of the promissory note. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP loan, monthly payments of principal and interest will be due, in an amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The maturity date is April 13, 2022.

The principal amount of the PPP loan is subject to forgiveness under the PPP to the extent that PPP loan proceeds are used to pay expense permitted by the PPP, including payroll, rent, and utilities (collectively, “Qualifying Expenses”), during the time frame permitted by the PPP. AgeX intends to use the PPP loan amount for Qualifying Expenses. However, no assurance is provided that AgeX will obtain forgiveness of the loan in whole or in part.

Staff Reductions

During April 2020, AgeX initiated staff layoffs that affected 12 employees, primarily research and development personnel. AgeX has paid approximately $105,000 in accrued payroll and unused paid time off and other benefits and expects to recognize approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance and other employee termination benefits, substantially all of which are expected to be settled in cash. The staff reductions followed AgeX’s strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets resulting from the COVID-19 pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While AgeX may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the AgeX estimates change and readers should not rely on those forward-looking statements as representing AgeX views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and AgeX can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of AgeX. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K for the year ended December 31, 2019, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with AgeX’s condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Subscription and advertisement revenues	$338	$345	$(7)	(2.0)%
Grant revenues	86	15	71	*%
Other	91	28	63	*%
Total revenues	515	388	127	32.7%
Cost of sales	(34)	(63)	(29)	(46.1)%
Gross profit	$481	$325	$156	48.0%

* Not meaningful.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertisement revenues from its GeneCards® online database. Subscription and advertisement revenues amounted to $338,000 and $345,000 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we recognized income of approximately $86,000 and $15,000, respectively, from a grant from the NIH. Other revenues of $91,000 for the three months ended March 31, 2020 were generated entirely from non-recurring service revenues associated with LifeMap Sciences’ online database business primarily related to its GeneCards® database.

Cost of sales for the three months ended March 31, 2020 as compared to the same period in 2019 decreased by $29,000 primarily due to decrease in the fixed annual royalties on the GeneCards® online database from $179,000 in 2019 to $132,000 in 2020.

Operating Expenses

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. As a result of those staff reductions and related adjustments to our operating budgets we expect that our operating expenses, particularly those related to research and development, for periods after March 31, 2020 will be lower than our expenses for the three months ended March 31, 2020 shown in this Report. However, we paid approximately $105,000 in accrued payroll and unused paid time off and other benefits, and we expect to recognize approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance ,substantially all of which are expected to be settled in cash, which will be reflected in our operating results for the second quarter of 2020.

The following table shows our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$1,603	$1,338	$265	19.8%
General and administrative expenses	2,073	2,109	(36)	(1.7)%

Research and development expenses

Research and development expenses increased by $0.3 million to $1.6 million during the three months ended March 31, 2020 from $1.3 million during the same period in 2019. The increase was primarily attributable to an increase of $0.2 million in scientific consultants, $0.2 million in laboratory facilities and equipment related expenses and maintenance, $0.1 million in personnel related expenses allocable to research and development, and $0.1 million in depreciation and amortization of laboratory equipment and improvements. These increases were offset to some extent by a decrease of $0.3 million in shared services from Lineage with the termination of the Shared Facilities and Services Agreement on September 30, 2019.

The following tables show the amounts and percentages of our total research and development expenses allocated to our primary research and development programs during the three months ended March 31, 2020 and 2019 (amounts in thousands).

		Three Months Ended March 31, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2020	2019	2020	2019
AgeX including ReCyte Therapeutics, Inc.	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$1,221	$969	76.2%	72.4%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	382	369	23.8%	27.6%
Total research and development expenses		$1,603	$1,338	100.0%	100.0

(1)	Amount includes research and development expenses incurred both directly by us or the named subsidiary and for 2019 indirect overhead expenses allocated by Lineage that benefited or supported our research and development programs. See Notes 2 and 4 to our condensed consolidated interim financial statements included elsewhere in this Report.

General and administrative expenses

The following tables show the amount of general and administrative expenses of AgeX and named subsidiaries during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, (unaudited)
	Amount		Percent of Total
Company	2020	2019(1)	2020	2019
AgeX including ReCyte Therapeutics, Inc.	$1,875	$1,891	90.4%	89.7%
LifeMap Sciences	198	218	9.6%	10.3%
Total general and administrative expenses	$2,073	$2,109	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefit or support our general and administrative function. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses for the three months ended March 31, 2020 of $2.1 million is consistent with the same period in 2019 despite bearing the full lease and facilities related costs since April 2019, and an increase in head count with the employment of its own finance team since October 1, 2019. These increases were offset by a decrease in shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019.

Other income (expense), net

Other income and expenses, net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than United States dollars, gain on disposition of assets, and interest income and interest expense, net.

Income taxes

For Federal and California purposes, our activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For the three months ended March 31, 2020, the provision for income taxes has been presented on a separate federal consolidated tax return and a California combined tax return using the separate return method, as we will file separately from Lineage for periods after August 30, 2018, the date in which Lineage deconsolidated AgeX as discussed in Note 7 to our condensed consolidated interim financial statements included elsewhere in this Report.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, we included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the year ended December 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. For the three months ended March 31, 2020, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first quarter of 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three months ended March 31, 2020, AgeX experienced a domestic loss from continuing operations and a foreign loss, therefore no income tax provision was recorded for the three months ended March 31, 2020.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $89.4 million as of March 31, 2020. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel, that will require the deferral of certain work on the development of our product candidates and technologies. We incurred certain expenses arising from the staff reduction, including severance expenses as disclosed in Note 10 to our condensed consolidated interim financial statements included elsewhere in this Report. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the Secured Convertible Facility Agreement (the “New Loan Agreement”), and the proceeds of a PPP Loan discussed in Note 10 to our condensed consolidated interim financial statements,, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 4 and 9 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

We have borrowed an initial $500,000 under the New Loan Agreement, but all additional loans to us from Juvenescence under the New Loan Agreement are subject to Juvenescence’s discretion, and accordingly there is no assurance that we will be able to borrow additional funds under the New Loan Agreement when we need funding for our operations. The New Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the New Loan Agreement and the $2 million we owe under the August 2019 Loan Facility Agreement discussed in Note 4 to our condensed consolidated interim financial statements. The New Loan Agreement also requires AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets if AgeX makes more than two draws of funds (generally meaning if AgeX borrows more than $1,000,000). These factors and the impact of dilution through the issuance of shares of our common stock and warrants under other provisions of the New Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds under the New Loan Agreement. We do not have any other committed sources of funds for additional financing.

To the extent that we are able to raise additional capital from sources other than the New Loan Agreement, such as through the sale of AgeX equity or convertible debt securities or the sale of equity or convertible debt securities of any of our subsidiaries, the ownership interest of our present stockholders will be diluted, and the terms of any securities we or our subsidiaries issue may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may involve the issuance of convertible debt or stock purchase warrants that would dilute the equity interests of our stockholders. The New Loan Agreement requires us to issue shares of our common stock and common stock purchase warrants to Juvenescence in total amounts that will vary depending on the amount of funds we borrow, the market price of our common stock, and in the case of issuances of common stock, whether Juvenescence elects to convert any portion of the outstanding loan balance into common stock. See “Risk Factors” and Note 9 to our condensed consolidated interim financial statements. If we raise funds through additional strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash used in operating activities

During the three months ended March 31, 2020, our total research and development expenses were $1.6 million and our general and administrative expenditures were $2.1 million. Net loss attributable to us for the three months ended March 31, 2020 amounted to $3.2 million. Net cash used in operating activities during this period amounted to $2.1 million. The difference between the net loss attributable to us and net cash used in operating activities during the three months ended March 31, 2020 was primarily attributable to the following non-cash items: $0.5 million net change in working capital from operating activities; $0.4 million in depreciation and amortization; and $0.3 million in stock-based compensation expense. These expenses were offset to some extent by $35,000 in net loss attributable to noncontrolling interest.

Cash provided by in investing activities

During the three months ended March 31, 2020, net cash used in investing activities amounted to $4,000, which was paid entirely for the purchase of laboratory equipment.

Cash provided by financing activities

During the three months ended March 31, 2020, net cash provided by financing activities amounted to $0.2 million, which was attributable to the draw of the remaining $0.2 million from the $2.0 million loan facility provided by Juvenescence during August 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2020 (the “2019 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2019 Form 10-K, except as follows:

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the New Loan Agreement from Juvenescence and the proceeds of a Paycheck Protection Program loan, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited financial statements in this Report contains a qualification to such effect. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses and the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of certain product candidates and technologies in connection with recent reductions in staffing, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Our ability to continue the development of our product candidates and technologies will be adversely impacted by budget constraints and the reduction in staffing that eliminated most of our research personnel.

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. These budgetary and personnel adjustments will result in the deferral of in-house work on the development of our therapy product candidates and our iTR technology, and may also lead to outsourcing of some of that work, until further funding, whether by financing or research grants, can be obtained to rebuild a research and development staff for one or more of those programs. We may seek to enter into collaborative research and development or licensing arrangements for our technology and therapy product candidates, but if we are able to enter into any such arrangements, it is likely that we would receive significantly less revenue than we would receive if we were to successfully develop and market products on our own, or if we were to enter into such arrangements when our technologies and product candidates are at a later stage of development.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.1	Secured Convertible Facility Agreement, dated March 30, 2020, by and among AgeX Therapeutics, Inc., ReCyte Therapeutics, Inc., Reverse Bioengineering, Inc., and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

10.2	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

10.3	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: May 14, 2020	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 14, 2020	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer

