Form 10-Q
period 2020-06-30
AgeX Therapeutics, Inc.
filed 2020-08-14
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares common stock outstanding as of August 12, 2020 was 37,686,959 par value $0.0001 per share.

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

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,033	$2,352
Accounts and grants receivable, net	235	363
Prepaid expenses and other current assets	836	1,339
Total current assets	2,104	4,054

Property and equipment, net	681	1,126
Deposits and other long-term assets	100	111
Intangible assets, net	1,872	2,151
TOTAL ASSETS	$4,757	$7,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,771	$1,582
Loan due to Juvenescence, net of debt issuance cost, current portion	1,821	-
Related party payables, net	142	64
Deferred revenues	328	283
Right-of-use lease liability	218	428
Paycheck Protection Program Loan	434	-
Insurance premium liability and other current liabilities	433	940
Total current liabilities	5,147	3,297

Loan due to Juvenescence, net of debt issuance cost, net of current portion	1,732	1,528
TOTAL LIABILITIES	6,879	4,825

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,658 and 37,649 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	89,555	88,353
Accumulated other comprehensive income	81	69
Accumulated deficit	(92,084)	(86,208)
AgeX Therapeutics, Inc. stockholders’ equity (deficit)	(2,444)	2,218
Noncontrolling interest	322	399
Total stockholders’ equity (deficit)	(2,122)	2,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,757	$7,442

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Subscription and advertisement revenues	$298	$275	$636	$620
Grant revenues	36	47	122	62
Other revenues	80	58	171	86
Total revenues	414	380	929	768

Cost of sales	(36)	(53)	(70)	(116)

Gross profit	378	327	859	652

OPERATING EXPENSES:
Research and development	1,350	1,650	2,953	2,988
General and administrative	1,653	2,119	3,726	4,228
Total operating expenses	3,003	3,769	6,679	7,216

Loss from operations	(2,625)	(3,442)	(5,820)	(6,564)

OTHER INCOME/(EXPENSES):
Interest income (expense), net	(87)	33	(139)	45
Other income (expense), net	(19)	257	6	229
Total other income (expense), net	(106)	290	(133)	274

NET LOSS BEFORE INCOME TAXES	(2,731)	(3,152)	(5,953)	(6,290)
Income tax provision	-	(3)	-	(76)

NET LOSS	(2,731)	(3,155)	(5,953)	(6,366)
Net loss attributable to noncontrolling interest	42	66	77	144

NET LOSS ATTRIBUTABLE TO AGEX	$(2,689)	$(3,089)	$(5,876)	$(6,222)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.07)	$(0.08)	$(0.16)	$(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,657	37,630	37,654	36,891

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET LOSS	$(2,731)	$(3,155)	$(5,953)	$(6,366)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	37	20	12	46
COMPREHENSIVE LOSS	(2,694)	(3,135)	(5,941)	(6,320)
Less: Comprehensive loss attributable to noncontrolling interest	42	66	77	144
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,652)	$(3,069)	$(5,864)	$(6,176)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(5,876)	$(6,222)
Net loss attributable to noncontrolling interest	(77)	(144)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	-	(277)
Depreciation expense	247	22
Amortization of intangible assets	279	279
Amortization of right-of-use asset	209	99
Amortization of debt issuance cost	130	-
Stock-based compensation	519	996
Foreign currency remeasurement gain (loss) and other	44	49
Changes in operating assets and liabilities:
Accounts and grants receivable, net	103	(77)
Prepaid expenses and other current assets	511	359
Accounts payable and accrued liabilities	186	121
Related party payables	78	(71)
Insurance premium liability	(473)	(448)
Deferred revenues and other liabilities	(188)	(63)
Net cash used in operating activities	(4,308)	(5,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	-	277
Security deposit paid	-	(77)
Purchase of equipment and other	(8)	(109)
Net cash provided by (used in) investing activities	(8)	91

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	4,500
Draw down on loan facility from Juvenescence	2,700	-
Proceeds from Paycheck Protection Program Loan	433	-
Payment of debt related costs	(126)	-
Repayment of financing lease liability	(15)	(9)
Net cash provided by financing activities	2,992	4,491

Effect of exchange rate changes on cash and cash equivalents	5	1

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,319)	(794)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	2,452	6,707
At end of the period	$1,133	$5,913

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

Going Concern

Since inception, AgeX has financed its operations through contributions and advances from its former parent company, Lineage, the sale of its common stock and warrants, exercises of warrants (see Notes 4 and 5), loans from Juvenescence, and research grants. Lineage provided AgeX with the use of Lineage facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) through September 30, 2019, as described in Note 4. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $92.1 million as of June 30, 2020. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have made certain adjustments to AgeX’s operating plans and budgets, including the staff reductions discussed below, to reduce its projected cash expenditures to extend the period over which AgeX can continue its operations with its available cash resources.

Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $1.0 million as of June 30, 2020 plus the loan facility by Juvenescence to advance up to $5.5 million to AgeX for operating capital discussed in Note 4, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

Staff Reductions

During April 2020, AgeX initiated staff layoffs that affected 11 research and development personnel. AgeX has paid approximately $105,000 in accrued payroll and unused paid time off and other benefits and recognized approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance and other employee termination benefits, substantially all of which are expected to be settled in cash. The staff reductions followed AgeX’s strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets resulting from the COVID-19 pandemic.

Liquidity and impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in development of its product candidates and technologies. The availability of financing may be adversely impacted by the COVID-19 pandemic which could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

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

The following table reflects AgeX’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of June 30, 2020.

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

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date. For the three months ended June 30, 2020 and 2019, LifeMap Sciences recognized $298,000 and $275,000, respectively, in subscription and advertisement revenues. For the six months ended June 30, 2020 and 2019, LifeMap Sciences recognized $636,000 and $620,000, respectively, in subscription and advertisement revenues. As of June 30, 2020, there was $328,000 included in deferred revenues in the condensed consolidated balance sheet which is expected to be recognized as subscription revenue over the next twelve months.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the three months ended June 30, 2020 and 2019, AgeX incurred approximately nil and $47,000, respectively, and for the six months ended June 30, 2020 and 2019, AgeX incurred approximately $25,000 and $62,000, respectively of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under the grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the three and six months ended June 30, 2020, AgeX incurred approximately $36,000, and $97,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX’s contracts with customers may include multiple performance obligations. For such arrangements, AgeX allocates revenue to each performance obligation based on its relative standalone selling price. AgeX generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of June 30, 2020, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and six months ended June 30, 2020 and 2019, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	2,907	2,836	2,876	2,620
Warrants (1)	890	-	520	-
Restricted stock units	37	50	42	31

(1)	AgeX issued Juvenescence warrants to purchase 1,674,227 shares of AgeX common stock as consideration for the line of credit under the Loan Agreements discussed in Note 4.

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

AgeX’s sublease of its current office and laboratory facility, which commenced on April 2, 2019, is subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net (see Note 3) and operating lease liability on its balance sheet in accordance with ASC 842 as of June 30, 2020 and December 31, 2019 (see Note 9). During 2019, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties.

Reclassifications

A reclassification was made from amounts included in Subscription and advertisement revenues to Other revenues to conform to current period presentation.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision or its consolidated financial statements. As described in Note 9, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act.

3. Selected Balance Sheet Components

Property and equipment, net

At June 30, 2020 and December 31, 2019, property and equipment was comprised of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019
Equipment, furniture and fixtures	$876	$954
Right-of-use assets (1)	726	726
Accumulated depreciation and amortization	(921)	(554)
Property and equipment, net	$681	$1,126

(1)	AgeX adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities, see Notes 2 and 9.

Depreciation and amortization expense amounted to $229,000 and $111,000 for the three months ended June 30, 2020 and 2019, and $456,000 and $121,000 for the six months ended June 30, 2020 and 2019, respectively. Accumulated depreciation and amortization also reflects $89,000 adjustment for the write off of office furniture and equipment with the shutdown of our subsidiary’s office in Israel.

Intangible assets, net

As of June 30, 2020 and December 31, 2019, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019
Intangible assets	$5,586	$5,586
Accumulated amortization	(3,714)	(3,435)
Total intangible assets, net	$1,872	$2,151

AgeX recognized $139,000 and $140,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended June 30, 2020 and 2019, respectively and $279,000 for the six months ended June 30, 2020 and 2019.

Accounts payable and accrued liabilities

As of June 30, 2020 and December 31, 2019, accounts payable and accrued liabilities were comprised of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019

Accounts payable	$889	$420
Accrued compensation	353	263
Accrued vendors and other expenses	529	899
Total accounts payable and accrued liabilities	$1,771	$1,582

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

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows during the three and six months ended June 30, 2019 when the Shared Facilities Agreement was in effect (unaudited and in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Research and development	$280	$566
General and administrative	65	179
Total Use Fees	$345	$745

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

AgeX had $1,000 and ($7,000) in related party payable to (receivable from) to Lineage, included in related party payables, net on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

Transactions with Juvenescence

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “New Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described below, except that (a) all loans to AgeX under the New Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX will issue to Juvenescence 28,500 shares of AgeX common stock when AgeX has borrowed an aggregate of $3 million under the New Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the New Loan Agreement will be March 30, 2023, (f) if AgeX requests additional loans after making the first two draws of funds (which are expected to total $1 million) under the New Loan Agreement, a Security and Pledge Agreement (the “Security Agreement”) will go into effect granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries will guarantee AgeX’s obligations under the New Loan Agreement if AgeX makes more than two draws of funds under the New Loan Agreement and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the New Loan Agreement into shares of AgeX common stock at the Market Price as defined in the New Loan Agreement. Further, in addition to the Events of Default described herein, additional Events of Default will arise under the New Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the New Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the New Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Through June 30, 2020, AgeX drew a total of $2.5 million against the $8.0 million line of credit. AgeX may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. AgeX may not draw down funds if an “Event of Default” under the New Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1.0 million in any single draw.

Each time AgeX receives an advance of funds under the New Loan Agreement, AgeX will issue to Juvenescence a number of New Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price will be the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date of the applicable notice from AgeX requesting a draw of funds that triggers the obligation to issue New Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on the OTC Bulletin Board or similar quotation system averaged over twenty consecutive trading days. The exercise price of the New Warrants will be the applicable Market Price. The New Warrants will expire at 5:00 p.m. New York time three years after the date of issue. AgeX issued warrants to purchase 1,524,227 shares of AgeX common stock for the $2.5 million of loans drawn through June 30, 2020.

AgeX has entered into an amendment to its Registration Rights Agreement described above and include the 28,500 shares issuable under the New Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement.

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. As of June 30, 2020, AgeX drew $2.0 million of the line of credit of which $0.2 million was drawn during 2020. AgeX may not draw down funds after the Repayment Date in February 2021 or if an “Event of Default” under the Loan Agreement has occurred and is continuing.

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

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of June 30, 2020 and December 31, 2019, AgeX had approximately $141,000 and $71,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

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

5. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At June 30, 2020 no preferred shares were issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At June 30, 2020 and December 31, 2019, there were 37,658,459 and 37,649,000 shares of AgeX common stock issued and outstanding, respectively.

See Note 4 for related party transactions with Lineage that impacted AgeX’s condensed consolidated statements of stockholders’ equity (deficit).

Issuance and Sale of Warrants by AgeX

During 2020, as consideration for the line of credit under the New Loan Agreement, AgeX issued to Juvenescence warrants to purchase 1,524,227 shares of AgeX common stock for the $2.5 million withdrawn through June 30, 2020. See Note 4.

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

Reconciliation of Changes in Stockholders’ Equity (Deficit)

The following tables provide the activity in stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity (Deficit)
BALANCE AT MARCH 31, 2020	37,656	$4	$88,608	$(89,395)	$364	$44	$(375)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Issuance of warrants to Juvenescence	-	-	689	-	-	-	689
Stock-based compensation	-	-	259	-	-	-	259
Foreign currency translation adjustment	-	-	-	-	-	37	37
Net loss	-	-	-	(2,689)	(42)	-	(2,731)
BALANCE AT JUNE 30, 2020	37,658	$4	$89,555	$(92,084)	$322	$81	$(2,122)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	9	-	(6)	-	-	-	(6)
Issuance of warrants to Juvenescence	-	-	689	-	-	-	689
Stock-based compensation	-	-	519	-	-	-	519
Foreign currency translation adjustment	-	-	-	-	-	12	12
Net loss	-	-	-	(5,876)	(77)	-	(5,953)
BALANCE AT JUNE 30, 2020	37,658	$4	$89,555	$(92,084)	$322	$81	$(2,122)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity
BALANCE AT MARCH 31, 2019	37,630	$4	$86,480	$(77,187)	$706	$24	$10,027
Stock-based compensation	-	-	515	-	-	-	515
Lapse of subsidiary options	-	-	(20)	-	20	-	-
Foreign currency translation adjustment	-	-	-	-	-	20	20
Net loss	-	-	-	(3,089)	(66)	-	(3,155)
BALANCE AT JUNE 30, 2019	37,630	$4	$86,975	$(80,276)	$660	$44	$7,407

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/(Loss)	Stockholders’ Equity
BALANCE AT DECEMBER 31, 2018	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Stock-based compensation	-	-	996	-	-	-	996
Lapse of subsidiary options	-	-	(20)	-	20	-	-
Foreign currency translation adjustment	-	-	-	-	-	46	46
Net loss	-	-	-	(6,222)	(144)	-	(6,366)
BALANCE AT JUNE 30, 2019	37,630	$4	$86,975	$(80,276)	$660	$44	$7,407

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	1,054	2,846	50	$2.74
Options granted	(303)	303	-	0.74
Options expired/forfeited	185	(185)	-	3.27
Restricted stock units vested	-	-	(16)	-
June 30, 2020	936	2,964	34	$2.50
Options exercisable at June 30, 2020		1,856		$2.55

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019
Expected life (in years)	6.08	-	6.08	5.65
Risk-free interest rates	0.45%	-%	0.45%	2.44%
Volatility	87.86%	-%	87.86%	78.45%
Dividend yield	-%	-%	-%	-%

(1)	No stock options were granted under the Plan during the three months ended June 30, 2019.

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$16	$35	$52	$62
General and administrative	243	480	467	934
Total stock-based compensation expense	$259	$515	$519	$996

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, AgeX’s foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. For the three and six months ended June 30, 2020, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first six months of 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. AgeX has elected to account for GILTI as a current period expense when incurred.

For the three and six months ended June 30, 2020, AgeX experienced a domestic loss from continuing operations and a foreign loss, therefore no income tax provision was recorded for the three and six months ended June 30, 2020.

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

8. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$11	$11
Issuance of common stock upon vesting of restricted stock units (Note 5)	$13	$-
Issuance of common warrants to Juvenescence (Note 4)	$689	$-

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

In connection with the AgeX Lease, as of June 30, 2020, AgeX incurred $436,000 in tenant improvement expenses that it funded and completed in November 2019. This amount is being amortized over the remaining lease term.

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

ASC 842

AgeX adopted ASC 842 in 2019. The tables below provide the amounts recorded following the adoption of ASC 842 as of, and during, the six months ended June 30, 2020, for the AgeX Lease. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity.

The following table presents supplemental cash flow information related to the AgeX Lease for the six months ended June 30, 2020 and 2019 (unaudited and in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$219	$108

The following table presents supplemental balance sheet information related to the AgeX Lease as of June 30, 2020 and December 31, 2019 (in thousands, except lease term and discount rate):

	June 30, 2020 (unaudited)	December 31, 2019
Operating lease
Right-of-use asset, net	$215	$424

Right-of-use lease liability	$218	$428

Weighted average remaining lease term
Operating lease	0.5 years	1 year

Weighted average discount rate
Operating lease	6.0%	6.0%

The following table presents future minimum lease commitments as of June 30, 2020 (in thousands):

Operating Lease Payments
Year Ending December 31, 2020	$222
Less imputed interest	(4)
Total	$218

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. AgeX has also agreed to indemnify the sublessor and owner of the New Facility with respect to certain matters that may arise during the term of the AgeX Lease. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of June 30, 2020 and December 31, 2019.

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

The principal amount of the PPP loan is subject to forgiveness under the PPP to the extent that PPP loan proceeds are used to pay expense permitted by the PPP, including payroll, rent, and utilities (collectively, “Qualifying Expenses”), during the time frame permitted by the PPP. AgeX used the PPP loan amount for Qualifying Expenses and believes that all or a substantial portion of the PPP loan may be forgiven within one year and has classified the loan as current as of June 30, 2020. However, no assurance is provided that AgeX will obtain forgiveness of the loan in whole or in part.

Notice of Delisting

On June 1, 2020 AgeX received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that AgeX has stockholders equity of less than $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter AgeX provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action AgeX has taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by December 1, 2021. The Exchange staff has accepted the Compliance Plan. The Exchange staff will review AgeX’s compliance with the Compliance Plan on a quarterly basis and if AgeX does not show progress consistent with the Compliance Plan or is not in compliance with the Exchange’s continued listing standards by December 1, 2021, the Exchange will commence delisting procedures. If the Exchange staff determines that AgeX is not in compliance with the Compliance Plan at any time, the Exchange staff will promptly initiate delisting proceedings.

AgeX intends to make arrangements to have its common stock quoted on the OTC Bulletin Board if its common stock is delisted from the Exchange.

10. Subsequent Events

Amendment to the New Loan Agreement

On July 21, 2020, AgeX and Juvenescence entered into an amendment to the New Loan Agreement that waived (i) certain provisions requiring that, as a condition to the funding of a third draw of funds, AgeX and the Guarantor Subsidiaries execute a Security Agreement and related documents pledging certain assets as collateral, and (ii) certain provisions providing that the Guarantor Subsidiaries would guarantee AgeX’s obligations under the New Loan Agreement, in each case subject to an acknowledgement by AgeX and the Guarantor Subsidiaries that Juvenescence may, in its discretion, condition any advances under the New Loan Agreement subsequent to the third draw of funds on the receipt of such collateral agreements and guarantees. In addition, the New Loan Agreement and the related Warrant Agreement were amended to place certain limits on the number of shares that may be issued to Juvenescence upon conversion of outstanding loan amounts or exercise of the warrants, in order to comply with applicable NYSE American listing requirements.

Additional Draws under the New Loan Agreement

On July 27, 2020, AgeX borrowed an additional $1.0 million under the New Loan Agreement, bringing its total borrowings under the New Loan Agreement to $3.5 million. In accordance with the terms per the New Loan agreement, AgeX issued to Juvenescence 28,500 shares of AgeX common stock and New Warrants to purchase 375,939 shares of AgeX common stock.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

Impact of COVID-19 pandemic

The recent global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the availability and cost to access COVID-19 tests, vaccines and therapies. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (unaudited and in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2020	2019 (1)	(Decrease)	(Decrease)
Subscription and advertisement revenues	$298	$275	$23	8.4%
Grant revenues	36	47	(11)	(23.4)%
Other revenues	80	58	22	37.9%
Total revenues	414	380	34	8.9%
Cost of sales	(36)	(53)	(17)	(32.1)%
Gross profit	$378	$327	$51	(15.6)%

1)	A reclassification of $30,000 was made from subscription and advertisement revenues to other revenues to conform to current period presentation.

	Six Months Ended June 30,		$ Increase/	% Increase/
	2020	2019 (1)	(Decrease)	(Decrease)
Subscription and advertisement revenues	$636	$620	$16	2.6%
Grant revenues	122	62	60	96.8%
Other revenues	171	86	85	98.8%
Total revenues	929	768	161	21.0%
Cost of sales	(70)	(116)	(46)	(39.7)%
Gross profit	$859	$652	$207	31.7%

* Not meaningful.

1)	A reclassification of $30,000 was made from subscription and advertisement revenues to other revenues to conform to current period presentation.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertisement revenues from its GeneCards® online database. Subscription and advertisement revenues amounted to $298,000 and $275,000 for the three months ended June 30, 2020 and 2019, and $636,000 and $620,000 for the six months ended June 30, 2020 and 2019, respectively, remaining relatively unchanged from the prior periods.

During the three months ended June 30, 2020 and 2019, we recognized income of approximately $36,000 and $47,000, and for the six months ended June 30, 2020 and 2019, we recognized income of approximately $122,000 and $62,000, respectively, from grants awarded by the NIH. We had expended the full amount available under one of the NIH grants as of March 31, 2020. Other revenues of $80,000 and $171,000 for the three and six months ended June 30, 2020 were generated primarily from other service revenues associated with LifeMap Sciences’ online database business primarily related to its GeneCards® database and its TGexTM product, which provides reports generated by the GeneCards knowledgebase for use primarily by health care institutions.

Cost of sales for the three and six months ended June 30, 2020 as compared to the same period in 2019 decreased by $17,000 and $46,000, respectively primarily due to decrease in the fixed annual royalties on the GeneCards® online database from $179,000 in 2019 to $132,000 in 2020.

Operating Expenses

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. As a result of those staff reductions and related adjustments to our operating budgets we expect that our operating expenses, particularly those related to research and development, for periods after May 1, 2020 will be lower than our expenses for the corresponding periods of 2019. However, we paid approximately $105,000 in accrued payroll and unused paid time off and other benefits, and we recognized approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance, substantially all of which are expected to be settled in cash, which have been reflected in our operating results for the second quarter of 2020.

The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$1,350	$1,650	$(300)	(18.2)%
General and administrative expenses	1,653	2,119	(466)	(22.0)%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$2,953	$2,988	$(35)	(1.2)%
General and administrative expenses	3,726	4,228	(502)	(11.9)%

Research and development expenses

Research and development expenses decreased by $0.3 million to $1.4 million during the three months ended June 30, 2020 from $1.7 million during the same period in 2019. The decrease was primarily attributable to the following reductions; $0.3 million in shared services from Lineage with the termination of the Shared Facilities and Services Agreement on September 30, 2019; $0.2 million in personnel related expenses allocable to research and development due to the layoff of 11 employees in May 2020; $0.2 million in outside research and services; and $0.1 million in laboratory supplies and expense. These decreases were offset to some extent by an increase of $0.3 million in severance expenses allocable to research and development upon the layoff of certain employees in May 2020, $0.1 million in laboratory facilities and equipment related expenses and maintenance and $0.1 million in depreciation and amortization of laboratory equipment and improvements.

Research and development expenses for the six months ended June 30, 2020 of $3.0 million is consistent with the same period in 2019. Severance expenses allocable to research and development increased by $0.3 million with the layoff of certain employees in May 2020; laboratory facilities and equipment related expenses and maintenance increased by $0.2 million; and depreciation expense increased by $0.2 million. These increases were offset to some extent by a $0.6 million decrease in shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019; and a total decrease of $0.1 million in consulting, outside research and services allocable to research and development expenses.

The following tables show the amounts and percentages of our total research and development expenses allocated to our primary research and development programs during the three and six months ended June 30, 2020 and 2019 (unaudited and in thousands).

		Three Months Ended June 30,
		Amount (1)		Percent of Total
Company	Program	2020	2019	2020	2019
AgeX including ReCyte Therapeutics, Inc.	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$935	$1,284	69.3%	77.8%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	415	366	30.7%	22.2%
Total research and development expenses		$1,350	$1,650	100.0%	100.0%

		Six Months Ended June 30,
		Amount (1)		Percent of Total
Company	Program	2020	2019	2020	2019
AgeX including ReCyte Therapeutics, Inc.	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$2,156	$2,253	73.0%	75.4%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	797	735	27.0%	24.6%
Total research and development expenses		$2,953	$2,988	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefited or supported our research and development activities. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses

The following tables show the amount of general and administrative expenses of AgeX and named subsidiaries during the three and six months ended June 30, 2020 and 2019 (unaudited and in thousands):

	Three Months Ended June 30,
	Amount		Percent of Total
Company	2020	2019 (1)	2020	2019
AgeX including ReCyte Therapeutics	$1,475	$1,892	89.2%	89.3%
LifeMap Sciences	178	227	10.8%	10.7%
Total general and administrative expenses	$1,653	$2,119	100.0%	100.0%

	Six Months Ended June 30,
	Amount		Percent of Total
Company	2020	2019 (1)	2020	2019
AgeX including ReCyte Therapeutics	$3,350	$3,783	89.9%	89.5%
LifeMap Sciences	376	445	10.1%	10.5%
Total general and administrative expenses	$3,726	$4,228	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefited or supported our general and administrative function. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses for the three months ended June 30, 2020 decreased by $0.4 million to $1.7 million as compared to $2.1 million during the same period in 2019. This decrease was primarily attributable to the following decreases in expenses: $0.2 million of noncash stock-based compensation expense; $0.1 million in accounting and tax services; $0.1 million in travel and lodging expenses; and $0.1 million in office rent and facilities related expenses and shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019. These decreases were offset to some extent by an increase of $0.1 million in legal services.

General and administrative expenses for the six months ended June 30, 2020 decreased by $0.5 million to $3.7 million as compared to $4.2 million during the same period in 2019. This decrease was primarily attributable to the following decreases in expenses: $0.5 million of noncash stock-based compensation expense; $0.3 million in office rent and facilities related expenses and shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019; and $0.1 million in travel and lodging expenses. These decreases were offset to some extent by an increase of $0.2 million in consulting, personnel and related costs resulting from the employment of AgeX’s own finance team commencing October 1, 2019; $0.1 million in professional fees for legal and accounting services; and $0.1 million in insurance premiums.

Other income (expense), net

Other income and expenses, net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than United States dollars, gain on disposition of assets, and interest income and interest expense, net.

Income taxes

For Federal and California purposes, our activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For the three and six months ended June 30, 2020 and 2019, the provision for income taxes has been presented on a separate federal consolidated tax return and a California combined tax return using the separate return method, as we will file separately from Lineage for periods after August 30, 2018, the date in which Lineage deconsolidated AgeX as discussed in Note 7 to our condensed consolidated interim financial statements included elsewhere in this Report.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2018, we included an immaterial amount of GILTI in U.S. gross income related to LifeMap Sciences, Ltd., which was fully offset by current year operating losses. For the year ended December 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. For the three and six months ended June 30, 2020, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first six months of 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and six months ended June 30, 2020, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the six months ended June 30, 2020.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $92.1 million as of June 30, 2020. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel, that will require the deferral of certain work on the development of our product candidates and technologies. We incurred certain expenses arising from the staff reduction, including severance expenses as disclosed in Note 1 to our condensed consolidated interim financial statements included elsewhere in this Report. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the Secured Convertible Facility Agreement (the “New Loan Agreement”), and the proceeds of a PPP Loan discussed in Note 9 to our condensed consolidated interim financial statements, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 4 and 9 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

Including $1.0 million drawn after June 30, 2020, we have borrowed a total of $3.5 million under the New Loan Agreement, but all additional loans to us from Juvenescence under the New Loan Agreement are subject to Juvenescence’s discretion, and accordingly there is no assurance that we will be able to borrow additional funds under the New Loan Agreement when we need funding for our operations. The New Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the New Loan Agreement and the $2.0 million we owe under the August 2019 Loan Facility Agreement discussed in Note 4 to our condensed consolidated interim financial statements. The New Loan Agreement also requires AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets if AgeX makes more than two draws of funds (generally meaning if AgeX borrows more than $1,000,000). These factors and the impact of dilution through the issuance of shares of our common stock and warrants under other provisions of the New Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds under the New Loan Agreement. We do not have any other committed sources of funds for additional financing.

The availability of financing for AgeX also may be adversely impacted by the COVID-19 pandemic which could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of our operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact our business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside our control. The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of planned operations.

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

Cash used in operating activities

During the six months ended June 30, 2020, our total research and development expenses were $3.0 million and our general and administrative expenditures were $3.7 million. Net loss attributable to us for the six months ended June 30, 2020 amounted to $5.9 million. Net cash used in operating activities during this period amounted to $1.6 million. The difference between the net loss attributable to us and net cash used in operating activities during the six months ended June 30, 2020 was primarily attributable to the following: $0.9 million in depreciation and amortization; $0.5 million in stock-based compensation expense; $0.2 million net change in working capital from operating activities; and $0.1 million in related party payables. These expenses were offset to some extent by $0.1 million in net loss attributable to noncontrolling interest.

Cash used in investing activities

During the six months ended June 30, 2020, net cash used in investing activities amounted to $8,000, which was paid entirely for the purchase of laboratory equipment.

Cash provided by financing activities

During the six months ended June 30, 2020, net cash provided by financing activities amounted to $3.0 million, which was attributable to the draw of the remaining $0.2 million from the $2.0 million loan facility provided by Juvenescence during August 2019, $2.5 million drawn against the $8.0 million line of credit under the New Loan Agreement entered into with Juvenescence in March 2020, and $0.4 million of Paycheck Protection Program loan proceeds. These proceeds were offset by $0.1 million used to pay for debt related costs.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

On June 1, 2020 we received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that we have stockholders equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by December 1, 2021. The Exchange staff has accepted our Compliance Plan. The Exchange staff will review AgeX’s compliance with the Compliance Plan on a quarterly basis and if AgeX does not show progress consistent with the Compliance Plan or is not in compliance with the Exchange’s continued listing standards by December 1, 2021, the Exchange will commence delisting procedures. If the Exchange staff determines that AgeX is not in compliance with the Compliance Plan at any time, the Exchange staff will promptly initiate delisting proceedings.

AgeX intends to make arrangements to have its common stock quoted on the OTC Bulletin Board if its common stock is delisted from the NYSE American.

If we are unable to maintain the listing of our common stock on the Exchange or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their AgeX common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker- dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

The ongoing COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.

The recent global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of some publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other securities. Accordingly, we cannot assure that adequate financing will be available on favorable terms, if at all. If we are not able to raise the capital we need, we could be forced to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in significant dilution of the interests of our shareholders.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the availability and cost to access COVID-19 tests, vaccines and therapies. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 21, 2020, AgeX and Juvenescence entered into an amendment to the New Loan Agreement as described in Note 4 to the condensed interim financial statements. The amendment waived (i) certain provisions requiring that, as a condition to the funding of a third draw of funds, AgeX and the Guarantor Subsidiaries execute a Security Agreement and related documents pledging certain assets as collateral, and (ii) certain provisions providing that the Guarantor Subsidiaries would guarantee AgeX’s obligations under the New Loan Agreement, in each case subject to an acknowledgement by AgeX and the Guarantor Subsidiaries that Juvenescence may, in its discretion, condition any advances under the New Loan Agreement subsequent to the third draw of funds on the receipt of such collateral agreements and guarantees. In addition, the New Loan Agreement and the related Warrant Agreement were amended to place certain limits on the number of shares that may be issued to Juvenescence upon conversion of outstanding loan amounts or exercise of the warrants, in order to comply with applicable NYSE American listing requirements.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.1	First Amendment to Secured Convertible Facility Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited*

10.2	First Amendment to Warrant Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant*

10.3	Employment Agreement, by and between AgeX Therapeutics, Inc. and Andrea E. Park, dated May 15, 2020*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: August 14, 2020	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 14, 2020	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

