Form 10-Q
period 2020-09-30
AgeX Therapeutics, Inc.
filed 2020-11-16
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares common stock outstanding as of November 13, 2020 was 37,689,003 par value $0.0001 per share.

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

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,107	$2,352
Accounts and grants receivable, net	241	363
Prepaid expenses and other current assets	581	1,339
Total current assets	1,929	4,054

Property and equipment, net	442	1,126
Deposits and other long-term assets	100	111
Intangible assets, net	1,732	2,151
TOTAL ASSETS	$4,203	$7,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,806	$1,582
Loan due to Juvenescence, net of debt issuance cost, current portion	1,884	-
Related party payables, net	71	64
Deferred revenues	255	283
Right-of-use lease liability	109	428
Paycheck Protection Program Loan	435	-
Insurance premium liability and other current liabilities	294	940
Total current liabilities	4,854	3,297

Loan due to Juvenescence, net of debt issuance cost, net of current portion	3,095	1,528
TOTAL LIABILITIES	7,949	4,825

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,689 and 37,649 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	90,880	88,353
Accumulated other comprehensive income	92	69
Accumulated deficit	(94,627)	(86,208)
AgeX Therapeutics, Inc. stockholders’ equity (deficit)	(3,651)	2,218
Noncontrolling interest	(95)	399
Total stockholders’ equity (deficit)	(3,746)	2,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,203	$7,442

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Subscription and advertisement revenues	$309	$278	$945	$898
Grant revenues	40	41	162	103
Other revenues	85	92	256	178
Total revenues	434	411	1,363	1,179

Cost of sales	(50)	(49)	(120)	(165)

Gross profit	384	362	1,243	1,014

OPERATING EXPENSES:
Research and development	839	1,447	3,792	4,435
General and administrative	1,949	2,194	5,675	6,422
Total operating expenses	2,788	3,641	9,467	10,857

Loss from operations	(2,404)	(3,279)	(8,224)	(9,843)

OTHER INCOME/(EXPENSES):
Interest income (expense), net	(149)	8	(288)	53
Other income (expense), net	(12)	48	(6)	277
Total other income (expense), net	(161)	56	(294)	330

NET LOSS BEFORE INCOME TAXES	(2,565)	(3,223)	(8,518)	(9,513)
Income tax provision	-	(54)	-	(130)

NET LOSS	(2,565)	(3,277)	(8,518)	(9,643)
Net loss attributable to noncontrolling interest	22	56	99	200

NET LOSS ATTRIBUTABLE TO AGEX	$(2,543)	$(3,221)	$(8,419)	$(9,443)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.07)	$(0.09)	$(0.22)	$(0.25)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,679	37,640	37,662	37,143

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET LOSS	$(2,565)	$(3,277)	$(8,518)	$(9,643)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	11	30	23	76
COMPREHENSIVE LOSS	(2,554)	(3,247)	(8,495)	(9,567)
Less: Comprehensive loss attributable to noncontrolling interest	22	56	99	200
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,532)	$(3,191)	$(8,396)	$(9,367)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(8,419)	$(9,443)
Net loss attributable to noncontrolling interest	(99)	(200)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	-	(354)
Depreciation expense	370	38
Amortization of intangible assets	419	419
Amortization of right-of-use asset	316	200
Amortization of debt issuance cost	277	17
Stock-based compensation	751	1,487
Foreign currency remeasurement gain (loss) and other	58	85
Changes in operating assets and liabilities:
Accounts and grants receivable, net	94	(103)
Prepaid expenses and other current assets	767	331
Accounts payable and accrued liabilities	237	319
Related party payables	16	187
Insurance premium liability	(713)	(600)
Deferred revenues and other liabilities	(271)	(132)
Net cash used in operating activities	(6,197)	(7,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	-	354
Security deposit paid	-	(74)
Purchase of equipment and other	(20)	(346)
Net cash used in investing activities	(20)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	4,500
Draw down on loan facility from Juvenescence	4,700	500
Proceeds from Paycheck Protection Program Loan	433	-
Payment of debt related costs	(149)	-
Repayment of financing lease liability	(15)	(22)
Net cash provided by financing activities	4,969	4,978

Effect of exchange rate changes on cash and cash equivalents	3	(2)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,245)	(2,839)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	2,452	6,707
At end of the period	$1,207	$3,868

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

AgeX is a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging and degenerative diseases. AgeX’s mission is to apply its comprehensive experience in fundamental biological processes of human aging to a broad range of age-associated medical conditions.

AgeX’s proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows AgeX to utilize telomerase-expressing regenerative pluripotant stem cells (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. AgeX’s main technology platforms and product candidates are:

●	PureStem® PSC-derived clonal embryonic progenitor cell lines that may be capable of generating a broad range of cell types for use in cell-based therapies;

●	UniverCyte™ which uses the HLA-G gene to suppress rejection of transplanted cells and tissues to confer low immune observability to cells;

●	AGEX-BAT1 using adipose brown fat cells for metabolic diseases such as Type II diabetes;

●	AGEX-VASC1 using vascular progenitor cells to treat tissue ischemia; and

●	Induced tissue regeneration or iTR technology to regenerate or rejuvenate cells to treat a variety of degenerative diseases including those associated with aging, as well as other potential tissue regeneration applications such as scarless wound repair.

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

Going Concern

Since inception, AgeX has financed its operations through contributions and advances from its former parent company, Lineage, the sale of its common stock and warrants, exercises of warrants (see Notes 4 and 5), loans from Juvenescence, and research grants. Lineage provided AgeX with the use of Lineage facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) through September 30, 2019, as described in Note 4. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $94.6 million as of September 30, 2020. AgeX expects to continue to incur operating losses and negative cash flows.

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

Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $1.1 million as of September 30, 2020 plus the loan facility by Juvenescence to advance up to an additional $3.5 million to AgeX for operating capital discussed in Note 4, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

Staff Reductions

During April 2020, AgeX initiated staff layoffs that affected 11 research and development personnel. AgeX has paid approximately $105,000 in accrued payroll and unused paid time off and other benefits and recognized approximately $195,000 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance and other employee termination benefits, substantially all of which will be settled in cash. The staff reductions followed AgeX’s strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets resulting from the COVID-19 pandemic.

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

The following table reflects AgeX’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of September 30, 2020.

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

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date. For the three months ended September 30, 2020 and 2019, LifeMap Sciences recognized $309,000 and $278,000, respectively, in subscription and advertisement revenues. For the nine months ended September 30, 2020 and 2019, LifeMap Sciences recognized $945,000 and $898,000, respectively, in subscription and advertisement revenues. As of September 30, 2020, there was $255,000 included in deferred revenues in the condensed consolidated balance sheet which is expected to be recognized as subscription revenue over the next twelve months.

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

LifeMap has not been able to generate sufficient revenues to meet its operating expenses. LifeMap has entered into an agreement terminating the license under which it had marketed its TGex software services and is exploring potential opportunities to sell the company or its assets.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the three months ended September 30, 2020 and 2019, AgeX incurred approximately nil and $41,000, respectively, and for the nine months ended September 30, 2020 and 2019, AgeX incurred approximately $25,000 and $103,000, respectively of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under the grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the three and nine months ended September 30, 2020, AgeX incurred approximately $40,000, and $137,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX’s contracts with customers may include multiple performance obligations. For such arrangements, AgeX allocates revenue to each performance obligation based on its relative standalone selling price. AgeX generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of September 30, 2020, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and nine months ended September 30, 2020 and 2019, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	2,892	2,847	2,882	2,697
Warrants (1)	2,036	79	1,029	26
Restricted stock units	34	50	39	37

(1)	AgeX issued Juvenescence warrants to purchase 2,638,401 shares of AgeX common stock as consideration for the line of credit under the Loan Agreements discussed in Note 4.

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

AgeX’s sublease of its current office and laboratory facility, which commenced on April 2, 2019, is subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net (see Note 3) and operating lease liability on its balance sheet in accordance with ASC 842 as of September 30, 2020 and December 31, 2019 (see Note 9). During 2019, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties.

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

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new standard simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. For AgeX, which qualifies as a smaller reporting company, the amendments in the new standard are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. AgeX does not plan to early adopt this guidance and does not anticipate that the adoption of the new standard will have a material impact on its consolidated financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision or its condensed consolidated financial statements. As described in Note 9, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act.

3. Selected Balance Sheet Components

Property and equipment, net

At September 30, 2020 and December 31, 2019, property and equipment was comprised of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Equipment, furniture and fixtures	$846	$954
Right-of-use assets (1)	726	726
Accumulated depreciation and amortization	(1,130)	(554)
Property and equipment, net	$442	$1,126

(1)	AgeX adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities, see Notes 2 and 9.

Depreciation and amortization expense amounted to $230,000 and $117,000 for the three months ended September 30, 2020 and 2019, and $686,000 and $238,000 for the nine months ended September 30, 2020 and 2019, respectively. Accumulated depreciation and amortization also reflects a $21,000 adjustment upon the sale of laboratory equipment and a $89,000 adjustment for the write off of office furniture and equipment with the shutdown of our subsidiary’s office in Israel.

Intangible assets, net

As of September 30, 2020 and December 31, 2019, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Intangible assets	$5,586	$5,586
Accumulated amortization	(3,854)	(3,435)
Total intangible assets, net	$1,732	$2,151

AgeX recognized $140,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended September 30, 2020 and 2019, respectively and $419,000 for the nine months ended September 30, 2020 and 2019.

Accounts payable and accrued liabilities

As of September 30, 2020 and December 31, 2019, accounts payable and accrued liabilities were comprised of the following (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019

Accounts payable	$889	$420
Accrued compensation	273	263
Accrued vendors and other expenses	644	899
Total accounts payable and accrued liabilities	$1,806	$1,582

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

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows during the three and nine months ended September 30, 2019 when the Shared Facilities Agreement was in effect (unaudited and in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Research and development	$135	$701
General and administrative	60	239
Total Use Fees	$195	$940

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

AgeX had nil and $7,000 in related party receivable from Lineage, included in related party payables, net on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Through September 30, 2020, AgeX drew a total of $4.5 million against the $8.0 million line of credit. AgeX may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. AgeX may not draw down funds if an “Event of Default” under the New Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1.0 million in any single draw. In accordance with the terms of the New Loan agreement, AgeX issued to Juvenescence 28,500 shares of AgeX common stock on July 27, 2020.

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

AgeX issued warrants to purchase 2,488,401 shares of AgeX common stock for the $4.5 million of loans drawn on various dates through September 30, 2020. The exercise prices of the warrants range from $0.70 per share to $2.60 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notice. The warrants will expire at 5:00 p.m. New York time three years after the date of issue. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events. The estimated value of these warrants in aggregate was $1.4 million which was determined in accordance with the Black-Scholes option pricing model with inputs as specified in the relevant warrant agreement.

AgeX has entered into an amendment to its Registration Rights Agreement described above to include the 28,500 shares issuable under the New Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement.

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. As of September 30, 2020, AgeX drew $2.0 million of the line of credit, of which $0.2 million was drawn during 2020. AgeX may not draw down funds after the Repayment Date in February 2021 or if an “Event of Default” under the Loan Agreement has occurred and is continuing.

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

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of September 30, 2020 and December 31, 2019, AgeX had approximately $71,000, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

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

5. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At September 30, 2020 there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At September 30, 2020 and December 31, 2019, there were 37,689,003 and 37,649,000 shares of AgeX common stock issued and outstanding, respectively.

See Note 4 for related party transactions with Lineage that impacted AgeX’s condensed consolidated statements of stockholders’ equity (deficit).

Issuance and Sale of Warrants by AgeX

Through September 30, 2020, as consideration for $4.5 million in loans made to AgeX under the New Loan Agreement, AgeX issued to Juvenescence warrants to purchase 2,488,401 shares of AgeX common stock. AgeX also issued 28,500 shares of AgeX common stock upon receipt of funds from the loan draw made on July 27, 2020. See Note 4.

On August 13, 2019, in lieu of accrued interest under the Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of loan funds. Furthermore, as consideration for the line of credit under the Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. See Note 4.

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

Reconciliation of Changes in Stockholders’ Equity (Deficit)

The following tables provide the activity in stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity (Deficit)
BALANCE AT JUNE 30, 2020	37,658	$4	$89,555	$(92,084)	$322	$81	$(2,122)
Issuance of common stock to Juvenescence	29	-	37	-	-	-	37
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Issuance of warrants to Juvenescence	-	-	662	-	-	-	662
Stock-based compensation	-	-	232	-	-	-	232
Transactions with noncontrolling interests – LifeMap Sciences	-	-	395	-	(395)	-	-
Foreign currency translation adjustment	-	-	-	-	-	11	11
Net loss	-	-	-	(2,543)	(22)	-	(2,565)
BALANCE AT SEPTEMBER 30, 2020	37,689	$4	$90,880	$(94,627)	$(95)	$92	$(3,746)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock to Juvenescence	29	-	37	-	-	-	37
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	11	-	(7)	-	-	-	(7)
Issuance of warrants to Juvenescence	-	-	1,351	-	-	-	1,351
Stock-based compensation	-	-	751	-	-	-	751
Transactions with noncontrolling interests – LifeMap Sciences	-	-	395	-	(395)	-	-
Foreign currency translation adjustment	-	-	-	-	-	23	23
Net loss	-	-	-	(8,419)	(99)	-	(8,518)
BALANCE AT SEPTEMBER 30, 2020	37,689	$4	$90,880	$(94,627)	$(95)	$92	$(3,746)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Equity
BALANCE AT JUNE 30, 2019	37,630	$4	$86,975	$(80,276)	$660	$44	$7,407
Issuance of common stock to Juvenescence	19	-	56	-	-	-	56
Issuance of warrants to Juvenescence	-	-	236	-	-	-	236
Stock-based compensation	-	-	491	-	-	-	491
Foreign currency translation adjustment	-	-	-	-	-	30	30
Net loss	-	-	-	(3,221)	(56)	-	(3,277)
BALANCE AT SEPTEMBER 30, 2019	37,649	$4	$87,758	$(83,497)	$604	$74	$4,943

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income/(Loss)	Stockholders’ Equity
BALANCE AT DECEMBER 31, 2018	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Issuance of common stock to Juvenescence	19	-	56	-	-	-	56
Issuance of warrants to Juvenescence	-	-	236	-	-	-	236
Stock-based compensation	-	-	1,487	-	-	-	1,487
Lapse of subsidiary options	-	-	(20)	-	20	-	-
Foreign currency translation adjustment	-	-	-	-	-	76	76
Net loss	-	-	-	(9,443)	(200)	-	(9,643)
BALANCE AT SEPTEMBER 30, 2019	37,649	$4	$87,758	$(83,497)	$604	$74	$4,943

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	1,054	2,846	50	$2.74
Options granted	(303)	303	-	0.74
Options expired/forfeited	295	(295)	-	2.89
Restricted stock units vested	-	-	(19)	-
September 30, 2020	1,046	2,854	31	$2.51
Options exercisable at September 30, 2020		1,861		$2.58

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020(1)	2019	2020	2019
Expected life (in years)	-	5.55	6.08	6.04
Risk-free interest rates	-%	1.68%	0.45%	2.41%
Volatility	-%	78.37%	87.86%	73.44%
Dividend yield	-%	-%	-%	-%

(1) No stock options were granted under the Plan during the three months ended September 30, 2020.

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$16	$37	$67	$98
General and administrative	216	454	684	1,389
Total stock-based compensation expense	$232	$491	$751	$1,487

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, AgeX’s foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. For the three and nine months ended September 30, 2020, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first nine months of 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. AgeX has elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2020, AgeX experienced a domestic loss from continuing operations and a foreign loss, therefore no income tax provision was recorded for the three and nine months ended September 30, 2020.

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

8. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$12	$-
Issuance of common stock upon vesting of restricted stock units (Note 5)	$16	$-
Issuance of common stock to Juvenescence (Note 4)	$37	$56
Issuance of warrants to Juvenescence (Note 4)	$1,351	$236

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

Base monthly rent was $35,866.50 for the initial 12 months of the sublease term and then increased to $36,942.50. In addition, AgeX will pay real property taxes, insurance and operating expenses pertaining to the building in which the New Facility is located. The AgeX Lease will expire on December 31, 2020. The security deposit in the amount of $71,733 is included in other current assets as of September 30, 2020.

AgeX is responsible for the maintenance and repair of the New Facility, including electrical, plumbing, HVAC and other systems serving the New Facility but excluding structural and other external portions of the building in which the New Facility is located, and other external areas such as parking, landscaping and walkways associated with the building.

In connection with the AgeX Lease, as of September 30, 2020, AgeX incurred $436,000 in tenant improvement expenses that it funded and completed in November 2019. This amount is being amortized over the remaining lease term.

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

ASC 842

AgeX adopted ASC 842 in 2019. The tables below provide the amounts recorded following the adoption of ASC 842 as of, and during, the nine months ended September 30, 2020, for the AgeX Lease. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity.

The following table presents supplemental cash flow information related to the AgeX Lease for the nine months ended September 30, 2020 and 2019 (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$330	$215

The following table presents supplemental balance sheet information related to the AgeX Lease as of September 30, 2020 and December 31, 2019 (in thousands, except lease term and discount rate):

	September 30, 2020 (unaudited)	December 31, 2019
Operating lease
Right-of-use asset, net	$108	$424

Right-of-use lease liability	$109	$428

Weighted average remaining lease term
Operating lease	0.25 years	1 year

Weighted average discount rate
Operating lease	6.0%	6.0%

The following table presents future minimum lease commitments as of September 30, 2020 (in thousands):

Operating Lease Payments
Year Ending December 31, 2020	$110
Less imputed interest	(1)
Total	$109

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. AgeX has also agreed to indemnify the sublessor and owner of the New Facility with respect to certain matters that may arise during the term of the AgeX Lease. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of September 30, 2020 and December 31, 2019.

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

The principal amount of the PPP loan is subject to forgiveness under the PPP to the extent that PPP loan proceeds are used to pay expense permitted by the PPP, including payroll, rent, and utilities (collectively, “Qualifying Expenses”), during the time frame permitted by the PPP. AgeX used the PPP loan amount for Qualifying Expenses and believes that all or a substantial portion of the PPP loan may be forgiven within one year and has classified the loan as current as of September 30, 2020. However, no assurance is provided that AgeX will obtain forgiveness of the loan in whole or in part.

Notice of Delisting

On June 1, 2020, AgeX received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that AgeX has stockholders equity of less than $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter AgeX provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action AgeX has taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by December 1, 2021. The Exchange staff has accepted the Compliance Plan. The Exchange staff will review AgeX’s compliance with the Compliance Plan on a quarterly basis and if AgeX does not show progress consistent with the Compliance Plan or is not in compliance with the Exchange’s continued listing standards by December 1, 2021, the Exchange will commence delisting procedures. If the Exchange staff determines that AgeX is not in compliance with the Compliance Plan at any time, the Exchange staff will promptly initiate delisting proceedings.

AgeX intends to make arrangements to have its common stock quoted on the OTC Bulletin Board if its common stock is delisted from the Exchange.

10. Subsequent Events

Office Lease Agreement

On November 3, 2020 AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. Base monthly rent is $947 for the entire lease term and also covers office furniture rental, janitorial services, utilities and internet service.

Additional Draws under the New Loan Agreement

On November 9, 2020, AgeX borrowed an additional $1.0 million under the New Loan Agreement, bringing its total borrowings under the New Loan Agreement to $5.5 million. In accordance with the terms per the New Loan Agreement, AgeX issued to Juvenescence New Warrants to purchase 280,898 shares of AgeX common stock.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (unaudited and in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2020	2019 (1)	(Decrease)	(Decrease)
Subscription and advertisement revenues	$309	$278	$31	11.2%
Grant revenues	40	41	(1)	(2.4)%
Other revenues	85	92	(7)	(7.6)%
Total revenues	434	411	23	5.6%
Cost of sales	(50)	(49)	1	2.0%
Gross profit	$384	$362	$22	6.1%

(1)	A reclassification of $64,000 was made from subscription and advertisement revenues to other revenues to conform to current period presentation.

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2020	2019 (1)	(Decrease)	(Decrease)
Subscription and advertisement revenues	$945	$898	$47	5.2%
Grant revenues	162	103	59	57.3%
Other revenues	256	178	78	43.8%
Total revenues	1,363	1,179	184	15.6%
Cost of sales	(120)	(165)	(45)	(27.3)%
Gross profit	$1,243	$1,014	$229	22.6%

(1)	A reclassification of $94,000 was made from subscription and advertisement revenues to other revenues to conform to current period presentation.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertisement revenues from its GeneCards® online database. Subscription and advertisement revenues amounted to $309,000 and $278,000 for the three months ended September 30, 2020 and 2019, and $945,000 and $898,000 for the nine months ended September 30, 2020 and 2019, respectively, remaining relatively unchanged from the prior periods.

During the three months ended September 30, 2020 and 2019, we recognized income of approximately $40,000 and $41,000, and for the nine months ended September 30, 2020 and 2019, we recognized income of approximately $162,000 and $103,000, respectively, from grants awarded by the NIH. We had expended the full amount available under one of the NIH grants as of March 31, 2020. Other revenues of $85,000 and $92,000 for the three months ended September 30, 2020 and 2019 and $256,000 and $178,000 for the nine months ended September 30, 2020 and 2019, respectively were generated primarily from other service revenues associated with LifeMap Sciences’ online database business primarily related to its GeneCards® database and its TGexTM software services, which provide reports generated by the GeneCards knowledgebase for use primarily by health care institutions.

Cost of sales for the three and nine months ended September 30, 2020 as compared to the same period in 2019 increased slightly and decreased, respectively despite an increase in total revenues in both periods, primarily due to decrease in the fixed annual royalties on the GeneCards® online database from $179,000 in 2019 to $132,000 in 2020. Research and development expenses related to grant revenues are reported in operating expenses. See Note 2 to our condensed consolidated interim financial statements included in this Report.

LifeMap has not been able to generate sufficient revenues to meet its operating expenses. LifeMap has entered into an agreement terminating the license under which it had marketed its TGex software services and is exploring potential opportunities to sell the company or its assets. There is no assurance that LifeMap will find a buyer of its assets on terms acceptable to LifeMap and AgeX or that any sale that may be consummated will generate substantial proceeds for LifeMap that may be used to paydown LifeMap intercompany obligations to AgeX or that may be available for distribution to AgeX as a LifeMap shareholder.

Operating Expenses

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. As a result of those staff reductions and related adjustments to our operating budgets we expect that our operating expenses, particularly those related to research and development, for periods after May 1, 2020 will be lower than our expenses for the corresponding periods of 2019. However, we paid approximately $105,000 in accrued payroll and unused paid time off and other benefits, and we recognized approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance, substantially all of which will be settled in cash, which have been reflected in our operating results for the second quarter of 2020.

The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$839	$1,447	$(608)	(42.0)%
General and administrative expenses	1,949	2,194	(245)	(11.2)%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$3,792	$4,435	$(643)	(14.5)%
General and administrative expenses	5,675	6,422	(747)	(11.6)%

Research and development expenses

Research and development expenses decreased by $0.6 million to $0.8 million during the three months ended September 30, 2020 from $1.4 million during the same period in 2019. The decrease was primarily attributable to the following reductions; $0.4 million in personnel related expenses allocable to research and development due to the layoff of 11 employees in May 2020; $0.1 million in shared services from Lineage with the termination of the Shared Facilities and Services Agreement on September 30, 2019; $0.1 million in outside research and services; and $0.1 million in laboratory supplies and expense. These decreases were offset to some extent by an increase of $0.1 million in depreciation and amortization of laboratory equipment and improvements.

Research and development expenses decreased by $0.6 million to $3.8 million during the nine months ended September 30, 2020 from $4.4 million during the same period in 2019. The decrease was primarily attributable to the following reductions; $0.7 million in shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019; $0.4 million in personnel related expenses allocable to research and development due to the layoff of 11 employees in May 2020; and $0.3 million in consulting, and outside research and services allocable to research and development expenses. These decreases were offset to some extent by an increase of $0.3 million in severance expenses allocable to research and development with the layoff of certain employees in May 2020; $0.3 million in depreciation and amortization of laboratory equipment and improvements; and $0.2 million in laboratory facilities and equipment related expenses and maintenance with the commencement of our own office and laboratory facility sublease in April 2019. See Note 9 to our condensed consolidated interim financial statements included in this Report.

The following tables show the amounts and percentages of our total research and development expenses allocated to our primary research and development programs during the three and nine months ended September 30, 2020 and 2019 (unaudited and in thousands).

		Three Months Ended September 30,
		Amount (1)		Percent of Total
Company	Program	2020	2019	2020	2019
AgeX including ReCyte Therapeutics, Inc.	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$653	$1,120	77.8%	77.4%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	186	327	22.2%	22.6%
Total research and development expenses		$839	$1,447	100.0%	100.0%

		Nine Months Ended September 30,
		Amount (1)		Percent of Total
Company	Program	2020	2019	2020	2019
AgeX including ReCyte Therapeutics, Inc.	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	$2,809	$3,373	74.1%	76.1%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	983	1,062	25.9%	23.9%
Total research and development expenses		$3,792	$4,435	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefited or supported our research and development activities. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses

The following tables show the amount of general and administrative expenses of AgeX and named subsidiaries during the three and nine months ended September 30, 2020 and 2019 (unaudited and in thousands):

	Three Months Ended September 30,
	Amount		Percent of Total
Company	2020	2019 (1)	2020	2019
AgeX including ReCyte Therapeutics	$1,796	$1,995	92.1%	90.9%
LifeMap Sciences	153	199	7.9%	9.1%
Total general and administrative expenses	$1,949	$2,194	100.0%	100.0%

	Nine Months Ended September 30,
	Amount		Percent of Total
Company	2020	2019 (1)	2020	2019
AgeX including ReCyte Therapeutics	$5,146	$5,778	90.7%	90.0%
LifeMap Sciences	529	644	9.3%	10.0%
Total general and administrative expenses	$5,675	$6,422	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage that benefited or supported our general and administrative function. See Notes 2 and 4 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses for the three months ended September 30, 2020 decreased by $0.3 million to $1.9 million as compared to $2.2 million during the same period in 2019. This decrease was primarily attributable to the following decreases in expenses: $0.3 million of noncash stock-based compensation expense; $0.1 million in professional fees for accounting services; $0.1 million in travel and lodging expenses; and $0.1 million in general office and facilities related expenses due to the layoff of 11 employees in May 2020; and $0.1 million in shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019. These decreases were offset to some extent by an increase of $0.3 million in professional fees for legal services and $0.1 million in consulting expenses.

General and administrative expenses for the nine months ended September 30, 2020 decreased by $0.7 million to $5.7 million as compared to $6.4 million during the same period in 2019. This decrease was primarily attributable to the following decreases in expenses: $0.9 million of noncash stock-based compensation expense; $0.2 million in shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019; $0.2 million in general office and facilities related expenses due to the layoff of 11 employees in May 2020; $0.1 million in professional fees for accounting services; $0.1 million in investor and public relations related expenses; and $0.1 million in travel and lodging expenses. These decreases were offset to some extent by an increase of $0.4 million in consulting, personnel and related costs resulting from the employment of AgeX’s own finance team commencing October 1, 2019; $0.4 million in professional fees for general and patent related legal services; and $0.1 million in insurance premiums.

Other income (expense), net

Other income and expenses, net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than United States dollars, gain on disposition of assets, and interest income and interest expense, net.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, our foreign income inclusion was less than the deemed return on tangible assets, therefore no GILTI was included in income for 2019. For the three and nine months ended September 30, 2020, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first nine months of 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2020, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $94.6 million as of September 30, 2020. We expect to continue to incur operating losses and negative cash flows.

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

As of September 30, 2020 we have borrowed a total of $4.5 million under the New Loan Agreement, but all additional loans to us from Juvenescence under the New Loan Agreement are subject to Juvenescence’s discretion, and accordingly there is no assurance that we will be able to borrow additional funds under the New Loan Agreement when we need funding for our operations. The New Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the New Loan Agreement and the $2.0 million we owe under the August 2019 Loan Facility Agreement discussed in Note 4 to our condensed consolidated interim financial statements. Under the New Loan Agreement, Juvenescence may require AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets as a condition to advancing additional loan funds to AgeX. These factors and the impact of dilution through the issuance of shares of our common stock and warrants under other provisions of the New Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds under the New Loan Agreement. We do not have any other committed sources of funds for additional financing.

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

Cash used in operating activities

During the nine months ended September 30, 2020, our total research and development expenses were $3.8 million and our general and administrative expenditures were $5.7 million. Net loss attributable to us for the nine months ended September 30, 2020 amounted to $8.4 million. Net cash used in operating activities during this period amounted to $6.2 million. The difference between the net loss attributable to us and net cash used in operating activities during the nine months ended September 30, 2020 was primarily attributable to the following: $1.4 million in depreciation and amortization; $0.8 million in stock-based compensation expense; and $0.1 million net change in working capital from operating activities. These expenses were offset to some extent by $0.1 million in net loss attributable to noncontrolling interest.

Cash used in investing activities

During the nine months ended September 30, 2020, net cash used in investing activities amounted to $20,000, which was paid entirely for the purchase of laboratory equipment.

Cash provided by financing activities

During the nine months ended September 30, 2020, net cash provided by financing activities amounted to $5.0 million, which was attributable to the draw of the remaining $0.2 million from the $2.0 million loan facility provided by Juvenescence during August 2019, $4.5 million drawn against the $8.0 million line of credit under the New Loan Agreement entered into with Juvenescence in March 2020, and $0.4 million of Paycheck Protection Program loan proceeds. These proceeds were offset by $0.1 million used to pay for debt related costs.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

On June 1, 2020, we received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that we have stockholders equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by December 1, 2021. The Exchange staff has accepted our Compliance Plan. The Exchange staff will review AgeX’s compliance with the Compliance Plan on a quarterly basis and if AgeX does not show progress consistent with the Compliance Plan or is not in compliance with the Exchange’s continued listing standards by December 1, 2021, the Exchange will commence delisting procedures. If the Exchange staff determines that AgeX is not in compliance with the Compliance Plan at any time, the Exchange staff will promptly initiate delisting proceedings.

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

Juvenescence could own a majority of the outstanding shares of AgeX common stock if AgeX stockholders approve a proposal to permit certain acquisitions of additional shares of AgeX common stock by Juvenescence through the conversion of outstanding loans under the New Loan Agreement or the exercise of Warrants.

The New Loan Agreement, between AgeX and Juvenescence, provides that the aggregate principal amount outstanding under the New Loan Agreement may be converted, in whole or in part, into shares of AgeX common stock at any time at Juvenescence’s election. The New Loan Agreement and the Warrants issued in conjunction with the New Loan Agreement contain a “change of control blocker” provision intended to prevent Juvenescence from converting an amount of the outstanding loan balance or exercising an amount of Warrants that would result in Juvenescence holding 50% or more of the outstanding shares of AgeX common stock without approval by the AgeX stockholders. The New Loan Agreement requires AgeX to submit for a vote of its stockholders at its next annual stockholders meeting a proposal to permit Juvenescence to convert loans outstanding under the New Loan Agreement and to exercise Warrants issued in conjunction with the New Loan Agreement even if the conversion or exercise would result in Juvenescence holding 50% or more of the outstanding shares of AgeX common stock. If the stockholders approve that proposal, Juvenescence could, through the exercise of Warrants that it holds or through the conversion of outstanding loans to AgeX into shares of AgeX common stock, acquire additional shares of AgeX common stock that would increase Juvenescence’s holdings to more than 50% of the outstanding shares of AgeX common stock. As a controlling stockholder, Juvenescence would have the power to elect all directors of AgeX and to approve or reject all matters submitted for stockholder approval by the AgeX Board of Directors, by Juvenescence as a stockholder, or by other stockholders, including but not limited to: equity compensation plans for employees, officers, and directors; mergers, acquisitions, and consolidations; sales of AgeX assets; and amendments of AgeX’s certificate of incorporation and bylaws. Furthermore, upon Juvenescence holding more than 50% the outstanding AgeX common stock, AgeX would qualify as a “controlled company” as defined by the NYSE American Company Guide. Being a “controlled company” would entitle AgeX to exempt itself from the requirement that a majority of its directors be “independent” directors as defined in the NYSE American Company Guide, and that the Compensation Committee and the Nominating & Corporate Governance Committee be comprised entirely of independent directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.1	Second Amendment to Secured Convertible Facility Agreement, dated November 12, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: November 16, 2020	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 16, 2020	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

