Form 10-K
period 2020-12-31
AgeX Therapeutics, Inc.
filed 2021-03-31
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-38519

AgeX Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1436829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Marina Village Parkway, Suite 201

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2020 was $19.6 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2021, there were outstanding 37,935,088 shares of common stock, par value $0.0001 per share.

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

Our proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows us to utilize telomerase-expressing regenerative pluripotent stem cell (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. We own or have licenses to a number of patents and patent applications used in the generation of these product candidates, including intellectual property related to PSC-derived clonal embryonic progenitor cell lines (PureStem® technology) and HyStem® delivery matrices. Our technology platform also includes UniverCyte™ which uses the HLA-G gene to potentially confer low immune observability to cells, so as to suppress rejection of transplanted cells and tissues. AgeX plans to use or license the use of this patented technology to produce genetically-modified master cell banks of pluripotent stem cells that can then be differentiated into any young cell type of the human body that now express the immune tolerogenic molecule.

Our product candidates in the discovery stage include two cell-based therapies derived from telomerase-positive PSCs and two product candidates derived from our proprietary induced Tissue Regeneration (iTRTM) technology. We are also sponsoring a research program to derive neural stem cells from PSCs to treat degenerative diseases such as Huntington’s Disease. We will need to conduct or sponsor research and development work, or license our technology to other biotechnology or pharma companies interested in furthering research and development, as part of our plan to develop these cell- and drug-based therapies, each targeting large unmet needs in age-related medicine.

Development of Our Business

AgeX was incorporated during 2017 as a subsidiary of Lineage Cell Therapeutics, Inc. (“Lineage”), formerly known as BioTime, Inc. On August 17, 2017, we entered into an Asset Contribution and Separation Agreement (the “Asset Contribution Agreement”) with Lineage pursuant to which Lineage contributed certain assets and cash to us in exchange for 28,800,000 shares of our common stock.

The assets contributed to us by Lineage included laboratory equipment, patents, patent applications, and certain human pluripotent cell lines and human embryonic progenitor cell lines and shares of LifeMap Sciences, Inc. common stock representing a controlling interest in that company. Concurrently with the contribution of assets to us by Lineage under the Asset Contribution Agreement, we entered into a License Agreement with Lineage pursuant to which Lineage has licensed to us, with rights to sublicense, certain intellectual property, including patents and patent applications and know-how for use in the development, manufacture and commercialization of products or services for the prevention, treatment, amelioration, diagnosis or monitoring of all human and non-human animal diseases and conditions except for the field of medical products, devices and services for the reserved Lineage fields of orthopedic, ophthalmic, and medical aesthetic uses (the “Lineage Exclusive Field”). In addition, Lineage retains an option right, on terms to be negotiated, to license iTR patents in research, development, manufacturing and commercialization of treatments based on iTR in the Lineage Exclusive Field. The licensed patents and know-how relate generally to (a) PureStem® human embryonic progenitor cell lines, and (b) methods of manufacturing and quality control analysis of cell based therapies derived from pluripotent stem cells. We also received an option to license certain Lineage retained rights outside of orthopedic indications unless a license grant would compete with a Lineage program or products in the Lineage Exclusive Field.

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

The human embryonic progenitor cell lines, human pluripotent stem cell lines, and patents contributed or licensed or sublicensed to us by Lineage and its subsidiaries include our initial product candidates AGEX-BAT1 brown adipocytes and AGEX-VASC1 young vascular cells, and our foundation technologies PureStem®, HyStem® and induced tissue regeneration or iTR technology.

Concurrently with the acquisition of assets from Lineage, we sold 4,950,000 shares of common stock for $10.0 million in cash primarily to investors other than Lineage. At the close of the financing, Lineage owned 85.4% of our issued and outstanding shares of common stock. On June 7, 2018, we sold 2.0 million shares of common stock for $2.50 per share to Juvenescence Limited (“Juvenescence”) for aggregate cash proceeds to us of $5.0 million. That financing along with the 2017 sales of shares of common stock and subsequent sales of common stock purchase warrants to other private investors allowed us to focus our initial resources on our pre-clinical research and development programs.

On August 30, 2018, Lineage sold 14.4 million of its shares of AgeX common stock to Juvenescence. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of our issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of our issued and outstanding shares of common stock. As a result, beginning on August 30, 2018, we were no longer considered a subsidiary of Lineage for financial reporting purposes, because on that date, Lineage experienced a “loss of control” of a subsidiary, as defined by generally accepted accounting principles in the United States.

On November 28, 2018 (the “Distribution Date”) Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, our common stock began publicly trading on the NYSE American under the symbol “AGE”.

During August 2018, we expanded our technology platforms by acquiring from Escape Therapeutics, Inc. patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. These patents are the foundation for our Univercyte™ technology platform.

On March 2, 2021, we announced that AgeX and LyGenesis, Inc. (“LyGenesis”), a privately held biotechnology company developing cell therapies that enable organ regeneration, will proceed to negotiate an agreement for a merger of the two companies. LyGenesis recently received U.S. Food and Drug Administration clearance for its Investigational New Drug application to conduct a Phase 2a clinical trial on the safety, tolerability, and efficacy of its lead cell therapy for patients with end-stage liver disease, with study initiation planned for 2021.

Based on the terms currently being discussed, a newly formed subsidiary of AgeX would merge into LyGenesis. At the closing of the merger, AgeX would issue to LyGenesis stockholders a number of shares of AgeX common stock representing two-thirds of the total number of shares of AgeX common stock to be outstanding immediately following the consummation of the merger on a fully diluted basis, but prior to the issuance of additional shares in a contemplated capital raising transaction following the execution of a merger agreement and contingent on the closing of the merger. Under the terms being discussed, if the merger is completed, AgeX’s pre-merger stockholders would receive an 80% economic interest in AgeX’s induced tissue regeneration or iTR technology; the terms and structure of such economic interest have not yet been determined.

There can be no assurance that the negotiations between AgeX and LyGenesis will result in the execution of a definitive merger agreement on the terms being discussed or at all, or, if a merger agreement is entered into, that the merger will be consummated. The completion of any merger would be subject to approval by a special independent committee of the AgeX Board of Directors and by the respective Boards of Directors of both companies. The merger would also be subject to approval by AgeX stockholders and LyGenesis stockholders, including in each case approval by both a majority of the outstanding shares and by the holders of a majority of the shares not held by Juvenescence Limited.

Juvenescence, the largest shareholder of AgeX, is also the largest shareholder of LyGenesis. Juvenescence beneficially owns approximately 52.7% of the AgeX common stock determined as disclosed in its most recent amendment to its Schedule 13D filed with the Securities and Exchange Commission, and owns approximately 48% of the common stock of LyGenesis (assuming the conversion of its convertible debt into equity). The Chairman of AgeX’s Board of Directors, Dr. Gregory Bailey, is the Chief Executive Officer of Juvenescence. Two directors of LyGenesis, James Mellon and David Ellam, are the Chairman and the Chief Financial Officer of Juvenescence, respectively.

On March 15 2021, AgeX disposed of its interest in its majority-owned subsidiary LifeMap Sciences, Inc. through a cash-out merger. See Note 9 to our consolidated financial statements included elsewhere in this Report.

Additional Information

AgeX is incorporated in the State of Delaware. Our common shares trade on the NYSE American under the symbol “AGE.” Our principal executive offices are located at 1101 Marina Village Parkway, Suite 201, Alameda, CA 94501, and our phone number at that address is (510) 671-8370. Our website address is www.agexinc.com. The information on, or that can be accessed through our website is not part of this Report. We make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Overview of Our Opportunity in Age-Related Diseases

To date, conventional pharmaceutical approaches to the chronic degenerative conditions associated with aging have provided limited benefit. Often the approaches offer merely relief from the symptoms of ageing and age-related disease, rather than targeting underlying disease processes. We believe this is about to change through harnessing the power of new cellular and molecular technologies. We aim to lead this coming revolution with our pioneering technologies to restore tissue and organ function. Our cell therapy approach is focused on generating and delivering new cells to patients. Our iTR approach is focused on reversing the age of cells already in the body, where our research team in February 2020 published that they had converted the cells of a 114-year-old to young pluripotent stem cells in the lab [J. Lee et al., Induced pluripotency and spontaneous reversal of cellular aging in supercentenarian donor cells, Biochemical and Biophysical Research Communication, https://doi.org/10.1016/j.bbrc.2020.02.092].

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

Our technology platforms reflect over 25 years of research and development in cell immortality and regenerative medicine. It is designed to address some of the largest unmet needs of an aging population by translating state-of-the-art laboratory science relating to aging into meaningful therapeutic biologicals and drugs.

Overview of Our Product Candidates

Our product pipeline includes two cell-based and two iTR-based product candidates in development.

Our lead cell-based therapeutic candidates in development are AGEX-BAT1 and AGEX-VASC1:

●	AGEX-BAT1 is our lead cell therapy product candidate in the discovery stage of development utilizing PSC-derived brown adipocytes for the treatment of certain age-related metabolic disorders such as Type II (adult-onset) diabetes and obesity.

●	AGEX-VASC1 is a cell-based therapy in the discovery stage of development comprised of young regenerative vascular-forming cells. AGEX-VASC1 may restore vascular support in aged ischemic tissues such as in peripheral vascular disease and ischemic heart disease.

Our lead small molecule drug-based therapeutic candidate for induced Tissue Regeneration (iTR) in discovery is AGEX-iTR1547 and our lead biologic candidate for iTR is AGEX-iTR1550:

●	AGEX-iTR1547 is a drug-based formulation and AGEX-iTR1550 is a gene delivery technology, both of which are in the discovery stage of development. Initial indications for use may include scarless wound repair.

Our currently marketed research products include cGMP ES Cells (human embryonic stem or “hES”) cells produced under current good manufacturing practices (or “cGMP”) and PSC-derived cells for research:

●	cGMP PSC lines and PSC-derived cells for research: Through our ESI BIO division, we market cGMP PSC lines as well as PSC-derived cells.

Overview of Our Technology Platforms

The technology underlying our product development programs is based on telomerase-mediated cellular immortality and regenerative biology. By “telomerase-mediated cellular immortality” we refer to the fact that cells that express sufficient levels of a protein called telomerase are capable of replicating without limit. By “regenerative biology,” we refer to novel methods to regenerate tissues afflicted with age-related chronic degenerative disease such as peripheral vascular disease and ischemic heart disease as well as age-related metabolic disorders such as those associated with Type II diabetes and obesity, as well as others. We utilize telomerase-expressing regenerative Pluripotent Stem Cells, or PSCs, for the manufacture of cell-based therapies. We own or have licensed numerous patents and patent applications covering methods and compositions relating to this technology platform.

Our core technology platforms provide us with a strong foundation for successfully addressing many of the diseases of ageing by focusing on broad therapeutic applicability and commercially scalable technologies:

1. PureStem: AgeX’s allogeneic cell derivation and manufacturing platform, based on human embryonic progenitors, which are cells in state of development between embryonic stem cells and adult cells. We believe PureStem has the potential to solve several major challenges faced by the cell therapy industry by generating cellular therapeutics which would:

●	be commercialized as “off-the-shelf” products
●	be pure and industrially scalable
●	have lower cost of goods per unit
●	be amenable to traditional pharma supply chain logistics
●	have the potential for acceptable reimbursement prices, unlike the very expensive autologous products, and
●	have higher clinical adoption from expected cost savings and more simplified processes.

In addition, we believe PureStem cells may have advantages over mesenchymal stem cells (MSCs), which may only survive transiently in the body and exert any short-term benefit by releasing paracrine factors, which may limit their potential of MSCx.

MSCs neither engraft nor become specialized cells. On the other hand, cells derived from PureStem progenitors will be young, not prone to the disadvantages associated with older cells, and are expected to become permanently engrafted in the body to deliver a true regenerative outcome. To date, AgeX has isolated more than 200 cell types from PureStem.

2. UniverCyte™: AgeX’s pioneering technology to genetically modify allogeneic donor cells to potentially become hypoimmunogenic/universal, so they can potentially be transplanted into all patients in an off-the- shelf manner, without the normal need for human leukocyte antigen (HLA) matching between donor and receipt or immunosuppression. UniverCyte utilizes a potent molecule called HLA-G. HLA is a group of related proteins that helps the immune system distinguish the body’s own proteins from proteins made by foreign invaders such as viruses and bacteria. HLA-G’s only known physiological role in nature is to prevent destruction of a semi-allogeneic fetus by the maternal immune system. UniverCyte could potentially avoid immune rejection of transplanted cells, solving a major challenge facing the allogeneic cell therapy industry. In addition to utilizing UniverCyte™ for its own future cell therapy products, AgeX may make UniverCyte™ available to other cell therapy companies through licensing arrangements.

3. HyStem®: Delivery technology to stably engraft cells or slowly release small molecules in the body for greater safety and efficacy. The key advantages of HyStem® over competitors may include: (1) higher cell retention, survival, proliferation and engraftment; (2) biodegradability which can be fine-tuned; (3) non-immunogenicity; (4) immunosuppressive in nature; (5) ease of usage; and (6) scalability.

4. Induced Tissue Regeneration (iTRTM): The aim of iTR is to return aged cells back to a youthful state, thereby inducing a capacity for scarless regeneration characteristic of early developing tissues, without reverting cells to pluripotency. This technology is sometimes referred to as “partial reprogramming” or “epigenetic reprogramming of aging”. This novel approach may trigger complete regeneration of cells, and potentially even complex tissues, damaged as a result of age-related degenerative processes or trauma. The premise behind iTR is that aging, and in turn degenerative diseases of old age, are a result of the loss of two characteristics of cells; namely, replicative immortality and regenerative capacity. These two characteristics are present in embryonic cells but are lost at the embryonic to fetal transition (EFT). With this loss, humans can no longer generate new cells or repair damaged cells scarlessly and in sufficient numbers to maintain health. We discovered that cells begin expressing the gene COX7A1 at the EFT when regeneration is commonly lost. Therefore the gene may be a key inhibitor of cellular regeneration. For example, we have discovered that restoring a regenerative pattern of COX7A1 gene expression may facilitate hair regeneration in mouse models. In addition, we have invented multiple platforms for delivering iTR using small molecules as well as biologic strategies such as those using gene therapy to transiently express reprogramming factors. We have filed patent applications on the use of iTR in a wide array of degenerative conditions including cancer.

5. ESI cell lines: AgeX has six clinical-grade human embryonic stem cell lines, they are distinguished as the first clinical-grade human pluripotent stem cell lines created under current Good Manufacturing Practice as described in Cell Stem Cell (2007;1:490-4). They are listed on the National Institutes of Health (NIH) Stem Cell Registry in the USA and are among the best characterized and documented stem cell lines in the world. ESI-053 is among only a few pluripotent stem cell lines from which a derived cell therapy product candidate has been granted FDA IND clearance for human studies. The FDA cleared an IND application from ImStem Biotechnology, one of our sublicensees, for a MSC product derived from ESI-053 for multiple sclerosis. This was believed to be the first MSC product derived from an pluripotent stem line to be accepted for a human trial by the FDA. The ESI cell lines are available as research or clinical grade product, and have been offered since 2006.

Business Strategy

Each of our four proprietary platform technologies, PureStem® for cell derivation and manufacturing, UniverCyte™ for generation of hypoimmunogenic cells, iTRTM for reversing the age of cells already in the body and HyStem® for cell or small molecule-based iTR delivery, presents AgeX with a multiplicity of attractive opportunities which we may pursue. Given these platform technologies may be highly desirable to multiple academic and biopharma companies due to their broad applicability and potentially important clinical and commercial benefits, AgeX plans to pursue different business models for these platforms:

●	Co-Development and Licensing: Our PureStem® and UniverCyte™ technologies as well as our ESI cell lines may have applications in the development of a broad range of cell therapy products. We will seek opportunities to license these AgeX technologies to other cell therapy or biopharma companies to bring in early revenue streams, especially for therapies that AgeX does not presently intend to develop.

●	Cellular Therapy: AgeX presently does not have the laboratory and research staff required to conduct in-house research and development for its product candidates, including AGEX-BAT1 and AGEX-VASC1. Instead, AgeX may conduct research and development of those product candidates through a variety of alternative strategies, including but not limited to sponsoring research and development work at research laboratories at universities or other educational institutions, entering into co-development and marketing arrangements with researchers or other companies in the cell therapy or biopharma industry, and engaging contract service providers to conduct research and development and manufacturing for AgeX for particular product candidates.

●	Reverse Bioengineering, Inc.: Partial cellular reprogramming using our iTRTM technology may one day allow us to revert aged or diseased cells inside the body back to a more youthful, healthy and functional state. We incorporated Reverse Bioengineering, Inc. (“Reverse Bio”) as an AgeX subsidiary to develop our revolutionary iTRTM platform. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing our iTRTM technology to proof-of-concept in an animal model. We have not capitalized Reverse Bio or provided it with intellectual property rights for iTR development, and the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital.

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

Pluripotent Stem Cells (PSCs)

Appendicular muscles
Ductus epididymis
Limb buds
Trunk muscles
Mesonephric ducts
Oviducts
Renal pelvis
Axial skeleton
Myotomes
Vagina
Uterus
Metanephros
Dermis
Sclerotomes
Dermatomes
Mesonephros
Mullerian ducts
Vascular smooth muscle
Gonad stoma
Endothelium of blood vessels
Parietal pleura
Parietal pericardium
Endocardium
Brain
Aortic conn. & muscle
Paraxial mesoderm (somites)
Pronephros
Cranial motor nerves
Epiphysis
Septum
Melanocytes
Mesenchyme
Epicardium
Intermediate mesoderm
Notocord
Parietal peritoneum
Myocardium
Pars neuralis of hypophysis
Skull
Hemangio-blast
Mesenteries
Cardiac neural crest
Cephalic muscles
Dentine
Somatic mesoderm
Spinal cord
Visceral peritoneum
Chordamesoderm
Head mesenchyme
Yolk sac
Splanchnic mesoderm
Visceral pleura
Motor spinal nerves
Cranial nerves
Cortex of adrenal
Sensory spinal nerves
Retina
Neural tube
Medulla of adrenal
Thymus
Cranial neural crest
Lateral plate mesoderm
Tonsils
Trunk neural crest
Parathyroids
Postbranchial bodies
Pharyngeal pouches
Symp. ganglia
Spinal dorsal root ganglia
Mesoderm
Ectoderm
Intestine
Outer epithelium of body
Amnion
Thyroid
Sweat glands
Pharynx
Endoderm
Cornea
Liver
Sebaceous glands
Oral epithelium
Lens
Hair
Pancreas
Nails
Primitive gut
Tooth enamel
Stomodaeal epithelium
Mammary glands
Allantois
Beta cells
Olfactory epithelium
Urinary bladder
Germ-line cells
Pars buccalis of hypophysis
Embryonic stem cells

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

We have chosen two PureStem applications for our initial product development based on unmet medical need along with other factors. The first product candidates are AGEX-BAT1, brown adipose tissue or BAT cells for the treatment of metabolic disorders such as obesity or Type II diabetes, and AGEX-VASC1, vascular endothelial progenitors for the treatment of age-related ischemic disease such as that leading to peripheral vascular disease and ischemic heart disease. These cells will be formulated in a delivery matrix designated HyStem® to promote viability of the graft as well as to localize the cells to the intended site in the body.

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

The demonstration in published literature in the public domain that the transplantation of BAT from young mice to obese diabetic mice resulted in weight loss and increased insulin sensitivity has led to a search for a source of industrially-scalable clinical grade BAT cells as well as an appropriate matrix for lipotransfer. There currently is no FDA-approved matrix for cell transplantation. However, Lineage has obtained a CE Mark for the marketing of HyStem (Renevia) for cell-assisted lipotransfer procedures in Europe. Therefore, we believe HyStem can be used for the delivery of BAT cells produced using PureStem technology. As shown in Figure 6, the AGEX-BAT1 progenitors strongly express the BAT marker UCP1 when induced to differentiate and show a relatively high degree of purity compared to human tissue-derived BAT.

We have entered into a Sponsored Research Agreement with Ohio State University using AGEX-BAT1 in mice to determine whether transplantation of AgeX-BAT1 cells may lead to improvements in diet-induced obesity, metabolic health including glucose metabolism, and cardiac function. For purposes of this proof of concept work, two different cell transplant matrices will be tested, HyStem and a 3-D silk scaffold.

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

HyStem hydrogels have been successfully used in cell transplantation research in animal models and in a CE marked product developed by Lineage for autologous adipose tissue preparations to restore and/or augment facial volume as a treatment of facial lipoatrophy after subcutaneous fat volume loss. AgeX’s near term goal is to optimize process development for planned animal preclinical testing of AgeX-VASC1 formulated in HyStem for delivery into ischemic heart tissue to regenerate collateral circulation.

AGEX-iTR1547 — Induced Tissue Regeneration (iTRTM)

Leveraging our assets in pluripotency and bioinformatics, we have performed research manipulating cellular immortality and regenerative biology in human cells. In 2010, our scientists while at Lineage demonstrated the reversal of the developmental aging of human cells using transcriptional reprogramming technology. In 2017, we published certain markers of the Weismann barrier, and the high prevalence of a reversion back before the Weismann barrier in diverse cancer cell types cultured in vitro.

We extended this research to determine whether reprogramming can be modified to only reverse the aging of cells back before the Weismann Barrier, not back to pluripotency. We have utilized for example the gene COX7A1 as a marker of cells that have lost regenerative potential (crossed the Weismann Barrier). As shown in Figure 8, our proprietary formulation AGEX-iTR1547 has demonstrated initial capability of reducing the expression of the marker gene COX7A1 back to before the Weismann Barrier without reverting the cells to pluripotency. When implemented in vivo, this partial reprogramming, or iTR, would be expected to induce tissue regeneration, and when combined with telomerase, could modulate both cellular immortality and regenerative biology for therapeutic effect. In addition to the small molecule product candidate designated iTR1547, we have invented biological interventions based, for example, on gene therapy. Our inventions relating to iTR biologics disclose both DNA and RNA-based strategies. Our gene delivery iTR product candidate is designated iTR1550. We are performing research to optimize AGEX-iTR1547 and in parallel a gene delivery formulation designated AGEX-iTR1550 in order to initiate preclinical studies of one or both of the agents on the scarless regeneration of the skin.

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

Status and Development Plan

The product candidates we have chosen are in the discovery stage of development. Prior to filing an Investigational New Drug (IND) application for the initiation of clinical trials of our initial product candidates, AGEX-BAT1, AGEX-VASC1, and AGEX-ITR1547/AGEX-iTR1550 a number of important research and development goals will need to be achieved, including discovery-level research for the qualification of reagents used in the manufacture of the product, completion of the standard operating procedures to be used (SOPs), complete the methods and documentation for characterization of the product; and producing and testing the genetic modifications in the master cell banks of the pluripotent stem cells under current Good Manufacturing Practices (cGMP) in order to produce product that will not illicit immune rejection following transplantation. In addition, we will be required to expand the numbers of the pluripotent stem cell master cell banks for future use; produce working cell banks from which the product will be manufactured for clinical trials; produce the relevant product under cGMP conditions; and expand the number of relevant cells and cryopreserve them under cGMP conditions. In addition, we will be required to design the pre-clinical studies including the study endpoints, perform biosafety testing and release the first clinical batch based on preliminary characterization results, and complete full product characterization. Biosafety testing will necessarily include pilot testing in animals such as (NOD/SCID) mice, dosing spiking studies at early and later endpoints, tumorgenicity and biodistribution studies to determine whether the cells form undesired tumors or migrate to inappropriate sites respectively in the animal. Lastly, we will need to define the clinical trial and regulatory strategy and hold Pre-Pre-IND and Pre-IND meetings with the Food and Drug Administration (FDA), as well as successfully submit an investigational new drug application or IND to the FDA and receive clearance to begin trials. Thereafter, we will need to demonstrate safety and efficacy of the product in human clinical trials in Phase I and II trials, and continued safety and efficacy for achieving the desired endpoint in Phase III trials, potentially then leading to product registration. See “Risk Factors — Risks Related to Our Business Operations” for discussion of risks relating to product development and clinical trials. These include, but are not limited to, failure to successfully complete the aforementioned studies due to the failure of the product, processes, or skills of our employees, unforeseen delays in the development process, failure to raise requisite financing, or failure to receive permission from the FDA to advance product development. To the extent we license development of one or more product candidates to third parties or enter into a collaboration arrangements for product development, our licensees or collaborators would need to undertake and achieve the foregoing goals.

Because our product candidates are still in the discovery stage, our choice of product candidates and development plans are subject to change based on a variety of factors. We may determine to abandon the development of one or more of our product candidates, or we may prioritize the development of one or more product candidates, or we may select or acquire and prioritize the development of new product candidates. Our choice and prioritization of product candidates for development will be influenced by a variety of factors, including but not limited to:

●	Results of our laboratory research and any animal and clinical trials that we or any licensees or collaborators may conduct;

●	Our ability to enter into licensing or collaborative arrangements with other biotechnology or biopharma companies or universities with their own laboratory facilities and research staffs to conduct research and development of one or more product candidates;

●	Our analysis of third-party competitive and alternative technology that may lead us to conclude that our product candidates or technologies may be non-competitive or obsolete;

●	Our analysis of market demand and market prices for the products we plan to develop could lead us to conclude that market conditions are not favorable for receiving an adequate return on our investment in product development and commercialization;

●	The amount of capital that we will have for our development programs and our projected costs for those programs;

●	The issuance of patents to third parties that might block our use of the same or similar technology to develop a product candidate; and

●	The views of the FDA and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to file an IND in order to initiate human clinical testing of a therapeutic product candidate or to attain marketing approval for that product candidate, or to obtain an investigational device exemption for clinical trials, or clearance for a 510(k) application to market a medical device.

Other Products

Neural Stem Cells

During January 2020 we began a research collaboration under a Sponsored Research Agreement with the University of California at Irvine (UCI) using our PureStem technology to derive neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The collaboration’s initial work is expected to be concluded during 2021. The primary goal of the research will be to develop a robust method of deriving neural stem cells from PSCs in sufficient quantity and with sufficient purity and identity for use in cell based therapy. The initial focus will be on Huntington’s disease, while other potential targets may include Parkinson’s, Alzheimer’s, and stroke. UCI has already accumulated safety and efficacy animal data that may support an IND submission to the FDA for the commencement of clinical trials to treat Huntington’s disease.

The collaboration includes an opportunity for us to organize a company to be jointly owned with UCI and certain researchers to pursue clinical development and commercialization of cell therapies derived using licensed inventions arising from the research program, as well as certain patent pending technology for neural stem cell derivation, and certain technical data to support IND submissions.

ESI BIO Research Products

We, through our ESI BIO research product division, market a number of products related to pluripotent stem cells including, research-grade as well as cGMP-grade human PSC lines. We plan to contract with third parties where the third parties to allow them to utilize cGMP PSC lines in defined fields of application in exchange for certain compensation including the payment of royalties to us if they are successful in developing and commercializing a product.

Subsidiaries

As of and for the year ended December 31, 2020, AgeX consolidated the following subsidiaries:

Subsidiary	Field of Business	AgeX Ownership	Country
ReCyte Therapeutics	Early stage pre-clinical research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions	94.8%	USA

LifeMap Sciences (1)	Biomedical, gene and disease databases and tools	80.7%	USA

(1)	On March 15, 2021 LifeMap Sciences was acquired by a third party in a cash-out merger. LifeMap Sciences included LifeMap Sciences, Inc. and its wholly-owned subsidiary LifeMap Sciences, Ltd. an Israeli company which has discontinued operations, and proceedings have been commenced to dissolve the Israeli subsidiary.

All material intercompany accounts and transactions between AgeX and its subsidiaries have been eliminated in consolidation.

Manufacturing

We presently do not have any manufacturing facilities and we will need to rely on third party contract manufacturers for the production of our cell lines and product candidates and to comply with quality manufacturing processes and controls.

Facilities

Until December 31, 2020, when our lease expired, our offices and research laboratory were located in approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California. On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising of 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. Accordingly, we no longer have our own research laboratory facilities.

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

AGEX-iTR1547 and AGEX-iTR1550

Induced Tissue Regeneration (iTRTM): The pending patent applications related to the iTR programs, which are owned by AgeX, include applications pending, for example, in the United States, Australia, Canada, China, Europe, Japan and a pending international patent application. These patents and patent applications are directed to compositions and methods for healing damaged tissue using the iTR treatment methods. The patent applications are also directed to treatment methods by regenerating aging tissue by modulating genes involved in tissue regeneration, including reprogramming cells and tissues back to a regenerative state. The approximate expiration dates of the iTR patents, if issued, will range from 2034 to 2041.

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

UniverCyte (HLA-G) Technology: In August 2018, we acquired from Escape Therapeutics patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. The patents and pending application related to our HLA-G modified cells technology include patents issued in the United States, Australia and Japan and applications are pending in the United States, Australia, Canada, China, Europe, Japan, Korea, and Singapore. The patents are directed to cells which are genetically modified to express a Human Leukocyte Antigen-G (HLA-G) and have reduced immunogenicity, and nucleic acid compositions useful for generating the genetically modified cells. The pending applications are directed to compositions and methods for generating cells which are genetically modified to express HLA-G having reduced immunogenicity, nucleic acid compositions useful for generating the genetically modified cells, and methods of producing artificial tissues using the genetically modified cells. The approximate expiration date of the UniverCyte™ (HLA-G) issued patents is 2033 and the approximate date of expiration of the pending patents, if issued, will also be 2033. We intend to use the UniverCyte™ technology in the development of our two lead product candidates, AGEX-BAT1 and AGEX-VASC1 for the treatment of Type II diabetes and peripheral vascular disease and ischemic heart disease, respectively. In addition, we may seek to license out or form collaborations for the use of our UniverCyte™ technology.

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

ESI License

Lineage’s subsidiary ES Cell International Pte, or ESI, has granted to us non-exclusive rights to certain ESI patents and human pluripotent stem cell lines, or ESI Cell Lines, for use outside of the Lineage Exclusive Field and outside certain other fields for which ESI has previously granted licenses. We will pay ESI a 2% royalty on “net sales,” as defined in the license agreement. If we become obligated to pay royalties to one or more third party or to Lineage for the use of patent rights related to this license and as a result the royalties payable to ESI with respect to this license agreement plus the royalties payable to such third party or Lineage would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced. The patent license expires upon the latest expiration date of a licensed patent, unless terminated earlier pursuant to the terms of the license. All other rights under the license are terminable by either party under the conditions specified in the license.

If we grant rights to any third party to use ESI Cell Lines derived under cGMP, we will pay ESI a share of all consideration that we receive as consideration for the grant of those rights, including all cash and non-cash consideration but not royalties. We are not permitted to grant sublicenses to the licensed ESI patents but may sublicense the use of ESI Cell Lines.

AgeX also will pay ESI 5% of any fees that AgeX may receive for providing third parties with a “drug master file” for submission to the FDA or similar regulatory agencies in other jurisdictions that may be used to provide confidential detailed information about facilities, processes or articles used in the manufacturing, processing, packaging and storing of one or more human drugs, including but not limited to biologics, cell lines and cell products.

AgeX has agreed not to provide ESI cell lines to third parties for use to develop cell therapies to treat spinal cord injury, and has agreed to allow ESI to designate up to three oncology indications to be treated by dendritic cell therapies derived from ESI cell lines which, through a subsequent amendment to the License Agreement, will be designated as exclusive ESI fields for which AgeX will not provide ESI cell lines to third parties.

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

Federal Funding of Research

The National Institutes of Health (“NIH”) has adopted guidelines on the use of hES cells in federally funded research, consistent with President Obama’s Executive Order which rescinded President Bush’s Executive Orders that permitted federal funding of research on hES cells using only the limited number of hES cell lines. The central focus of the guidelines is to assure that hES cells used in federally funded research are derived from human embryos that were created for reproductive purposes, are no longer needed for this purpose, and are voluntarily donated for research purposes with the informed written consent of the donors. Those hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

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

Federal and State Fraud and Abuse Laws

We are also subject to various laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. The term “remuneration” has been broadly interpreted to include anything of value. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti‑Kickback Statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (“ACA”), among other things, amended the intent requirement of the federal Anti‑Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the false claims laws may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim.

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

In particular, the ACA has had, and is expected to continue to have, a significant impact on the healthcare industry. The ACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare providers and entities, and a significant number of provisions are not yet, or have only recently become, effective.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and there may be additional challenges and amendments to the ACA in the future, including efforts to implement changes to the law that may impact reimbursement for drugs and biologics.

Further, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed pharmaceutical products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pharmaceutical product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Such proposals have included, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B and to allow some states to negotiate drug prices under Medicaid. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although some of these and other proposals will require authorization through additional legislation to become effective, Congress and the President are likely to continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Moreover, the Drug Supply Chain Security Act (the “DSCSA”) imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. While some requirements of the DSCSA began in November 2014, many key requirements, development of standards, and the system for product tracing will continue to be phased in until 2023. Among the requirements of the DSCSA, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or that are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Employees

As of December 31, 2020, we employed 6 persons on a full-time basis and 5 persons on a part-time basis. Two full-time and one part-time employees hold Ph.D.’s in one or more fields of science.

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

Risks Related to Our Financial Condition and Capital Resources

We are a discovery-stage development company with limited capital resources and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations, and we do not know if we will ever attain profitability.

We are a discovery-stage therapeutics company with a limited operating history and limited capital resources. Since our inception in August 2017, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flow in the future. Our operating losses were $10.7 million and $12.6 million for the years ended December 31, 2020 and 2019, respectively, and we had an accumulated deficit of approximately $97.1 million as of December 31, 2020.

These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant additional operating losses for the foreseeable future and will need to continuously raise additional capital to fund our operations. The amount of our expenses and anticipated losses will depend on our capital resources and whether we license out product development to third parties or participate ourselves directly or financially with collaborators in research, development and commercialization efforts. Our capital needs will increase greatly if we advance our product candidates through clinical trials and seek regulatory approval and, if we receive FDA approval, commercialize our product candidates ourselves.

The amount of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to raise the capital needed to continue our operations, and our ability to generate revenues. If we or any licensees or collaborators are unable to develop and commercialize one or more of our product candidates, or if revenues from any product candidates that receive marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be materially and adversely affected.

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our loan agreements with Juvenescence, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited financial statements in this Report contains a qualification to such effect.

Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses and the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with recent reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Our ability to borrow funds under our loan agreements with Juvenescence is subject to Juvenescence’s discretion in funding our requests for loans, and all of the loans under the 2020 Loan Agreement will become collateralized by our assets and those of most of our subsidiaries upon Juvenescence’s request.

During February 2021, our 2019 Loan Facility Agreement (the “2019 Loan Agreement”) with Juvenescence was amended to increase the total credit line from $2.0 million to $6.0 million, of which we had previously borrowed $2.0 million. All loans in excess of the initial $2.0 million that we previously borrowed are subject to Juvenescence’s discretion and accordingly there is no assurance that we will be able to borrow additional funds under the 2019 Loan Agreement. Under the terms of our 2020 Secured Convertible Facility Agreement (the “2020 Loan Agreement”) with Juvenescence described in Note 4 to our consolidated financial statements included elsewhere in this Report, we have borrowed $7.5 million of the $8.0 million credit line through January 2021. The 2020 Loan Agreement provides that at Juvenescence’s request, loans under the 2020 Loan Agreement will become collateralized by all of our assets and those of our subsidiaries ReCyte Therapeutics and Reverse Bio (the “Guarantor Subsidiaries”) under the terms of a Security and Pledge Agreement. If the loans are collateralized and an Event of Default, as defined in the 2020 Loan Agreement, or other default under the Security and Pledge Agreement, were to occur after Juvenescence could foreclose on its security interest and sell our assets and those of our Guarantor Subsidiaries to satisfy the unpaid principal balance of those loans plus costs incurred in connection with the Event of Default and the foreclosure and sale of the assets. As a result, we and our Guarantor Subsidiaries could lose some or all of our respective assets, leaving few if any assets available for the operation of our business or the business of our subsidiaries, or for sale for the benefit of our stockholders through a winding up of our affairs and liquidation of our assets.

The terms of our 2020 Loan Agreement with Juvenescence could make it more difficult for us to raise additional capital from other sources.

The 2020 Loan Agreement with Juvenescence, among other matters: (a) requires AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets at Juvenescence’s request; (b) requires AgeX to issue additional common stock purchase warrants to Juvenescence; (c) required AgeX to reduce spending on employee salaries and consulting fees; and (d) prohibits AgeX and the Guarantor Subsidiaries from borrowing funds from other lenders or engaging in certain secured transactions without the consent of Juvenescence, unless we repay all amounts owed to Juvenescence under the 2020 Loan Agreement and the funds we borrowed under the 2019 Loan Agreement. The requirement that we reduce our spending on employee salaries and consulting fees necessitated staffing reductions that resulting in a substantial curtailment of our operations, including our research and development efforts. Accordingly, the terms of the 2020 Loan Agreement and the required curtailment of our operations and research and development plans could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our Guarantor Subsidiaries from sources other than Juvenescence.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than a Sales Agreement with Chardan Capital Markets LLC pursuant to which we may sell up to $12.6 million of our common stock in “at-the-market” sales, and as of March 26, 2021, the right to borrow up to an additional $4.5 million in total, subject to Juvenescence’s discretion, under the 2019 Loan Agreement and 2020 Loan Agreement. We will need to seek additional capital regardless of market conditions and the terms of any financings that may be available to us.

To the extent that we raise additional capital through the sale of shares of our common stock or other equity or convertible debt securities, or debt coupled with warrants or other equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. We will need to issue additional common stock purchase warrants to Juvenescence in connection with any additional borrowings under the 2020 Loan Agreement, which to the extent issued will dilute the interests of our other stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Our Business Operations

Due to our limited financial resources we have reduced our staffing, eliminated our of our research laboratory facilities, and eliminated in-house research and product development work. We will seek opportunities to outsource or license product development and commercialization but there is no assurance that we will be able to do so successfully.

During April 2020, we implemented a plan to reduce spending on employee salaries and consulting fees that resulted in large staff reductions, including the elimination of most of our research personnel and certain management and administrative personnel. We then subleased most of our former laboratory facility space and we did not renew the laboratory facility lease, or lease other laboratory facility space, after our lease expired at the end of 2020. As a result, we do not have a research laboratory facility or a research staff, and we have curtailed development of our product candidates and technologies except for certain research and development work that is being conducted under sponsored research agreements with certain universities and a limited amount of work contracted out to third party service providers. We also may license technologies or product development to, or enter into collaborative arrangements with, other companies in the cell therapy or biopharma industry to conduct research and development, manufacturing, and marketing for AgeX for particular product candidates, but there is no assurance that we will be able to enter into any such agreements on terms acceptable to us.

We may expend our limited resources to pursue one or more particular product candidates or indications and fail to pursue product candidates or indications that may be more profitable or for which there is a greater likelihood of success

Because we have limited financial and managerial resources, we may focus on research programs and product candidates that we identify for specific indications and we may seek to develop those product candidates through out-sourcing or out-licensing to third parties if we are able to make such arrangements. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We have not tested any of our product candidates in clinical trials. Success in early development and preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials.

Our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future if any human clinical trials of any of our product candidates are conducted. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer, and the costs of advancing product candidates through clinical trials will be substantial and will tend to increase significantly with each successive clinical trial phase.

Adequate and well-controlled clinical trials will need to demonstrate that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before regulatory approvals can be sought for their commercial sale. Any positive results that may be observed for product candidates in preclinical animal models may not be predictive of future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. Further, some or all of our cell-based therapies under development may require the genetic modification of the pluripotent master cell banks such that the resulting cells can escape immune rejection by the intended patient. There is no certainty that a genetic modification will provide a long-term solution to transplant rejection, or that the modified cells will not cause unanticipated health risks to the patient that could delay or even halt the development of the products.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Even if a clinical trial demonstrates statistical significance, regulatory agencies may not accept the use of the historical control. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that any clinical trials and applications for marketing approval will not face similar setbacks.

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

We may determine to abandon the development of one or more of our product candidates, or we may change the prioritization of the development of certain product candidates, or we may select or acquire and prioritize the development of new product candidates. Our choice and prioritization of product candidates for development will be influenced by a variety of factors, including but not limited to:

●	the amount of capital that we will have for our development programs and our projected costs for those programs;

●	our ability to enter into licensing or collaborative arrangements with other biotechnology or biopharma companies or universities with their own laboratory facilities and research staffs to conduct research and development of one or more product candidates;

●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

●	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	potential product candidates may not be effective in treating their targeted diseases;

●	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

●	our analysis of market demand and market prices for the products we plan to develop could lead us to conclude that market conditions are not favorable for receiving an adequate return on our investment in product development and commercialization;

●	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

●	the regulatory pathway for a potential product candidate is too complex and difficult to navigate successfully or economically.

We may determine to expand our organization and obtain laboratory facilities if we are able to raise sufficient capital to do so, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2020, we had 11 employees. If we are able to obtain sufficient capital and determine to reinstitute our internal research and development efforts, we may have difficulty locating, leasing, and equipping a new laboratory facility and identifying, hiring and integrating new scientific and laboratory personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do and are better positioned to attract and retain personnel and consultants. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Even if we, a collaborator, or a licensee of our technology successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept them. Our product candidates represent novel treatments and are expected to compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our products will depend on a number of factors, including without limitation:

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

The manufacture of medical products, and in particular biologics, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, none of which we presently have. Unless we are able to raise the capital required to construct our own manufacturing facilities and are able to develop the expertise to manage and operate a manufacturing facility of our own, we may need to rely on third-party manufacturers to manufacture any products that we develop. There is no assurance that we will be able to identify manufacturers on acceptable terms or at all. Regardless of whether we do our own manufacturing or rely on third parties to manufacture products for us, we will face all risks related to the manufacture of therapeutic products for use in medicine including the following risks:

●	We or any third-party manufacturers might be unable to timely formulate and manufacture our products or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	We or any third-party manufacturers may not be able to execute our manufacturing procedures appropriately.

●	Any third-party manufacturers we engage may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products on a commercial scale.

●	We or any third-party manufacturers will be subject to ongoing periodic unannounced inspection by the FDA, and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We will not have control over third-party manufacturers’ compliance with applicable regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

●	Third-party manufacturers could breach or terminate their agreements with us.

●	We or third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments.

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

Pluripotent stem cell and progenitor cell derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization. If we are successful in developing products that consist of cells or compounds derived from pluripotent stem cells or progenitor cells, we will need to develop facilities, processes, and technology for the commercial production of those products. Pluripotent stem cell or progenitor cell based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today. The high cost of manufacturing a product will require that we charge our customers a high price for the product in order to cover our costs and earn a profit. If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products and we may not be able to sell our products in sufficient volumes to recover our costs or to earn a profit.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Michael West, Ph.D., our Chief Executive Officer, as well as the other principal members of our management. Although we have employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, because we will rely on Juvenescence to provide the services of certain administrative and management personnel, we will not have the benefit of the full time and effort of those Juvenescence employees in the management and development of our business.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also will experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Because we are an emerging growth company and a smaller reporting issuer, we are exempt from the requirement of having our internal controls over financial reporting audited by our independent registered public accountants, which means that material weaknesses or significant deficiencies in our internal controls that might be detected by an audit may not be detected and remedied. If we are successful in developing new medical products and technologies, the commercialization of those products and technologies will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject, and failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

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

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the Foreign Corrupt Practices Act or FCPA, anti-bribery and anti-corruption laws in other countries. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

If we and our subsidiaries expand operations internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator or licensee is permitted to market any of our product candidates in the United States until we receive regulatory approval of a biologic license application, or BLA, from the FDA. It is possible that the FDA may refuse to accept for substantive review any BLAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators or licensees will need to demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that the product candidate is safe and effective for the intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA-required studies, approval of any BLA or application that we submit may be delayed by several years or may require us to expend significantly more resources than we have available.

Any therapeutic products that we and our subsidiaries may develop cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. The need to obtain regulatory approval to market a new product means that:

●	Expensive and time-consuming clinical trials of new products will need to be conducted. The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined but could exceed our financial resources or could discourage any future licensees or collaborators from pursuing FDA approval of our product candidates.

●	Clinical trials and the regulatory approval process for a pharmaceutical or cell-based product can take several years to complete. As a result, we will face expenses and delays inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable.

●	Data obtained from preclinical and clinical studies is susceptible to varying interpretations and regulatory changes that could delay, limit, or prevent regulatory agency approvals.

●	Because the therapeutic products we plan to develop with pluripotent stem cell technology or progenitor cell technology involve the application of new technologies and approaches to medicine, the FDA or foreign regulatory agencies may subject those products to additional or more stringent review than drugs or biologicals derived from other technologies.

●	A product that is approved may be subject to restrictions on use.

●	The FDA can recall or withdraw approval of a product, if it deems necessary.

●	We will face similar regulatory issues in foreign countries.

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of the applicable clinical trial;

●	A clinical trial might not demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

●	The results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	A clinical trial fail to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

●	The FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;

●	The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	The facilities of the any third-party manufacturers with which we may contract may not be adequate to support approval of our product candidates (for example, regulatory approval of cell- and tissue-based products require high standards of quality control); and

●	The approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, also are potentially subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee, or the RAC, in limited circumstances. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and authorized its initiation. Conversely, the FDA can put an investigational new drug application, or IND, on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee, or IBC, as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial and may determine that RAC review is needed. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of clinical trials of our product candidates, and even once enrolled we may be unable to retain a sufficient number of patients to complete the trials. The enrollment of patients depends on many factors, including:

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

In addition, clinical trials of our product candidates will compete with other clinical trials for product candidates of other companies that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in trials of our product candidates may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect that clinical trials or our product candidates may be conducted at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

In order to market any products in any particular jurisdiction, we or a licensee or collaborator will need to establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

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

Clinical studies are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

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

Even if a product candidate receives regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any product candidate for that receives marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause an interruption, delay or halt of clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death.

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

The price and sale of any product candidates that be marketed may be limited by health insurance coverage and government regulation.

Success in selling our pharmaceutical and cell-based products and medical devices may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. Until a new product is introduced into the medical marketplace, we will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product to be sold at a price high enough for us to generate a profit. In some foreign countries, pricing or profitability of health care products is subject to government control, which may result in low prices for our products. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Enacted and future healthcare legislation, including the ACA, may increase the difficulty and cost for to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

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

The ACA has been subject to revision and to judicial, congressional, and executive challenges. As a result of tax reform legislation passed in December 2017, the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate” was eliminated effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. A challenge to validity of the ACA on constitutional grounds is currently pending before the Supreme Court.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable debate, and new legislative and administrative measures could be implemented to address such costs. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these other countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

If the FDA grants marketing approval for any of our product candidates or technologies and commercializing those products or technologies begins in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, product sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Our Chief Operating Officer is not a fulltime AgeX employee.

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

As of March 14, 2021, Juvenescence beneficially owned approximately 52.7% of our common stock, as reported in the most recent amendment of their Schedule 13D, which will enable them to substantially influence us and exert control through this ownership position. The Chairman of our Board of Directors is the Chief Executive Officer of Juvenescence. Juvenescence will be able to exert control over or substantially influence elections of directors, approval of our equity incentive plans, amendments to our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Juvenescence has controlling stakes and minority investments in several other companies engaged in various aspects of the aging industry, which companies may propose collaborations with AgeX. Juvenescence has also loaned AgeX $9.5 million and has agreed to provide additional loans subject to certain conditions under our loan agreements with them as described in Note 9 to the consolidated financial statements included in this Report. Juvenescence’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights, including rights as a creditor, in a manner with which other stockholders may not agree or that may not be in the best interests of AgeX or stockholders other than Juvenescence. So long as Juvenescence continues to own a significant amount of our equity and remains a significant creditor, it will continue to be able to strongly influence and effectively control our decisions. While the directors elected by Juvenescence will be obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Juvenescence and, accordingly, their interests may be aligned with Juvenescence’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders.

Juvenescence could own a majority of the outstanding shares of AgeX common stock through the conversion of loans under the 2019 Loan Agreement and 2020 Loan Agreement or the exercise of Warrants.

The 2019 Loan Agreement and 2020 Loan Agreement provide that the aggregate principal amount outstanding loans under those loan agreements may be converted, in whole or in part, into shares of AgeX common stock at any time at Juvenescence’s election. The 2019 Loan Agreement contains a “change of control blocker” provision intended to prevent Juvenescence from converting an amount of the outstanding loan balance that would result in Juvenescence holding 50% or more of the outstanding shares of AgeX common stock without approval by the AgeX stockholders. However, AgeX submitted to its stockholders, and AgeX stockholders approved, a proposal to permit Juvenescence to convert loans outstanding under the 2020 Loan Agreement and to exercise Warrants issued in conjunction with the 2020 Loan Agreement even if the conversion or exercise would result in Juvenescence holding 50% or more of the outstanding shares of AgeX common stock. As a result of that stockholder approval, Juvenescence may, through the exercise of Warrants that it holds or through the conversion of outstanding 2020 Loan Agreement loans into shares of AgeX common stock, acquire additional shares of AgeX common stock that would increase Juvenescence’s holdings to more than 50% of the outstanding shares of AgeX common stock. As a controlling stockholder, Juvenescence would have the power to elect all directors of AgeX and to approve or reject all matters submitted for stockholder approval by the AgeX Board of Directors, by Juvenescence as a stockholder, or by other stockholders, including but not limited to: equity compensation plans for employees, officers, and directors; mergers, acquisitions, and consolidations; sales of AgeX assets; and amendments of AgeX’s certificate of incorporation and bylaws. Furthermore, upon Juvenescence holding more than 50% the outstanding AgeX common stock, AgeX would qualify as a “controlled company” as defined by the NYSE American Company Guide. Being a “controlled company” would entitle AgeX to exempt itself from the requirement that a majority of its directors be “independent” directors as defined in the NYSE American Company Guide, and that the Compensation Committee and the Nominating & Corporate Governance Committee be comprised entirely of independent directors.

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

The price of our common stock may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of our common stock may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. Further, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 105,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of March 26, 2021, there were 37,935,088 shares of common stock issued and outstanding, and 2,881,604 shares of common stock reserved for issuance upon the exercise of outstanding stock options or other stock-based awards under our 2017 Equity Incentive Plan. No shares of preferred stock are presently outstanding.

We will issue additional shares to Juvenescence if Juvenescence elects to exercise its right to convert the principal amount of outstanding loans under the 2019 Loan Agreement or the 2020 Loan Agreement and a $160,000 Origination Fee, into shares of our common stock. The number of shares that would be issuable to Juvenescence depends on the market price of our common stock and the amount of loans that Juvenescence might elect to convert into common stock. Juvenescence may also acquire shares of AgeX common stock by exercising warrants issued under the 2019 Loan Agreement and 2020 Loan Agreement. We also have the right to convert the loans from Juvenescence into shares of our common stock if we raise new capital in at least certain amounts specified in the 2019 Loan Agreement and 2020 Loan Agreement. See Note 4 to our consolidated financial statements included elsewhere in this Report.

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

AgeX intends to make arrangements to have its common stock quoted on the OTC Bulletin Board if its common stock is delisted from the NYSE American

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We relocated our principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California, following the December 31, 2020 expiration of the sublease of our former office and laboratory facility at 965 Atlantic Avenue, Suite 101, Alameda California. AgeX’s new offices occupy 135 square feet of space in a building located in an office and research park. Base monthly rent is $947 for the one year lease term and also covers office furniture rental, janitorial services, utilities and internet service.

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

As of March 1, 2021, we had 241 holders of record of our common stock. This number does not include stockholders whose shares of AgeX common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

The following table shows certain information concerning the stock options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2020 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
AgeX Stock Option Plans Approved by Stockholders	2,882	$2.48	1,046

Additional information concerning our 2017 Equity Incentive Plan and the stock options may be found in Note 6 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2020 and 2019, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

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

Since inception, our operations have focused on building our technology platform, identifying potential product candidates, establishing and protecting our intellectual property and raising capital. Prior to our disposition of LifeMap Sciences during March 2021, our revenues were principally derived from subscription and advertising revenue from LifeMap Sciences’ online databases based upon applicable subscription or advertising periods. We do not have any products approved for sale and have not generated any revenue from product sales.

Since inception, we have incurred significant operating losses and we will need to obtain additional financing in order to continue our operations, including our research and development programs. See “Liquidity and Capital Resources” for a discussion of our available capital resources and our need for financing. Our operating losses were $10.7 million and $12.6 million, for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $97.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Principles of consolidation – AgeX’s consolidated financial statements include the accounts of its subsidiaries and certain research and development departments, including former Lineage personnel, transferred from Lineage to AgeX in connection with the Asset Contribution Agreement described in Note 4 to our consolidated financial statements. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ equity (deficit) on AgeX’s consolidated balance sheets.

As of, and for the year ended, December 31, 2020, AgeX consolidated ReCyte Therapeutics, LifeMap Sciences and its Israeli subsidiary LifeMap Sciences, Ltd. and included the historical expenses of certain former Lineage research and development departments (see Note 4 to our consolidated financial statements).AgeX disposed of its interest in LifeMap Sciences and its Israeli subsidiary through a cash-out merger during March 2021.

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

Related party transactions - allocated expenses from Lineage – Consistent with the principles of carve-out financial statements and presentation discussed in Note 2 to our consolidated financial statements, certain expenses were allocated by Lineage and included in our consolidated statements of operations and consolidated statements of stockholders’ equity (deficit) as a contribution by Lineage. Research and development expenses include allocations from Lineage primarily attributable to certain former Lineage research departments contributed to us. Those expenses are primarily comprised of former Lineage personnel and related expenses, including stock-based compensation, and other outside expenses relevant to the nature of the research projects that were contributed to us pursuant to the Asset Contribution Agreement discussed in Note 4 to our consolidated financial statements included elsewhere in this Report. Management considers the allocation methodologies used to allocate expenses as reasonable and appropriate based on historical Lineage expenses attributable to us and our operations for purposes of the standalone, carve-out consolidated financial statements included elsewhere in this Report. The expenses reflected in the consolidated financial statements may not be indicative of expenses that we will incur in the future.

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

As of December 31, 2020, the deferred tax assets and liabilities presented in Note 7 included elsewhere in this Report, including net operating loss carryforwards and research and development credits, represent the tax attributes of AgeX and its subsidiaries. However, the net operating losses and research and development credits generated before August 17, 2017 with respect to Lineage research departments that were transferred to us on that date will remain as tax attributes of Lineage.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No unrecognized tax benefits have been recorded and no amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. We are currently unaware of any tax issues under review.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Changes to taxes on corporations impacted by the 2017 Tax Act include, but not limited to, lowering the U.S. federal tax rates to a 21 percent flat tax rate, eliminating the corporate alternative minimum tax (“AMT”), imposing additional limitations on the deductibility of interest and net operating losses, allowing any net operating loss (“NOLs”) generated in tax years ending after December 31, 2017 to be carried forward indefinitely and generally repealing carrybacks, reducing the maximum deduction for NOL carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, and allowing for additional expensing of certain capital expenditures. The 2017 Tax Act also puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax “deemed repatriation” on accumulated offshore earnings not previously subject to U.S. tax, and shifts the U.S taxation of multinational corporations from a worldwide system of taxation to a territorial system. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances (including the effects of the one-time transition tax) to be recognized in the period in which the legislation is enacted. Future guidance from the Internal Revenue Service and other tax authorities may affect certain aspects of the 2017 Tax Act, for example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”) modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act or the CAA.

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

Because our common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2020 and 2019, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2020 and 2019 consists of stock-based compensation under the AgeX 2017 Equity Incentive Plan, and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

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

Impairment of long-lived assets – Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through December 31, 2020, there have been no such impairment losses.

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

Subscription and advertisement revenues. Through March 15, 2021, we consolidated LifeMap Sciences. LifeMap Sciences sells subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database.

LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. We deemed these licenses to be functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue was recognized over a period of time, which was generally the subscription period. Payments were typically received at the beginning of a subscription period and revenue was recognized according to the type of subscription sold. For subscription contracts in which the subscription term commenced before a payment was due, LifeMap Sciences recorded an accounts receivable as the subscription was earned over time and billed the customer according to the contract terms.

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term had not been completed as of the balance sheet date reported. For the years ended December 31, 2020 and 2019, LifeMap Sciences recognized $1.3 million in each year in subscription and advertisement revenues. As of December 31, 2020, there was $275,000 included in deferred revenues in the consolidated balance sheets which was expected to be recognized as subscription revenue over the next twelve months and $64,000 included in other noncurrent liabilities which was expected to be recognized as subscription revenues in the period thereafter.

LifeMap Sciences has licensed from third parties the databases and software it commercializes and has a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in cost of sales on the consolidated statements of operations when the cash was received and the royalty obligation was incurred, as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

LifeMap Sciences did not generate sufficient revenues to meet its operating expenses. On March 15, 2021, LifeMap Sciences was acquired by a third party in a cash-out merger. See Note 9 to our consolidated financial statements included in this Report.

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

In September 2018, we were awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of our technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the years ended December 31, 2020 and 2019, we incurred approximately $25,000 and $180,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, we expended the full amount available under the grant.

On April 8, 2020, we were awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the year ended December 31, 2020, we incurred approximately $282,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations. Future contracts with customers may include multiple performance obligations. For such arrangements, we will allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the year ended December 31, 2020, we did not have significant arrangements with multiple performance obligations.

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

Financial Operations Overview

To date, our revenues were principally derived from subscription and advertising revenues from LifeMap Sciences’ online databases based upon applicable subscription or advertising periods. LifeMap Sciences was acquired by a third party through a cash-out merger during March 2021 and as a result of that merger transaction we no longer own interest in LifeMap Sciences and will no longer recognize any post-merger revenues attributable to LifeMap Sciences’ business. We do not have any therapeutic products approved for sale and have generated insignificant revenues from commercialized product sales, and we do not expect to generate any significant revenues from product sales for the foreseeable future.

Our operating expenses consist of research and development expenses primarily from our pre-clinical programs and general and administrative expenses. As a result of the layoffs of mostly research personnel in April 2020 research and development work have been scaled back and contracted out to third party service providers within the newly imposed budgetary constraints under the 2020 Loan Agreement. Accordingly, the historical amounts of expense presented and discussed in this Report are likely not going to be indicative of expenses during future periods.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the years ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31,		$ Increase/	% Increase
	2020	2019 (1)	(Decrease)	(Decrease)
Subscription and advertising revenues	$1,265	$1,295	$(30)	(2.3)%
Grant revenues	307	180	127	70.6%
Other revenues	296	253	43	17.0%
Total revenues	1,868	1,728	140	8.1%
Cost of sales	(158)	(244)	(86)	(35.2)%
Gross profit	$1,710	$1,484	$226	15.2%

(1)	A reclassification of $37,000 was made from subscription and advertisement revenues to other revenues to conform to current period presentation.

Our revenues were primarily generated by LifeMap Sciences, as subscription and advertising revenues from its GeneCards® online database. We disposed of our interest in LifeMap Sciences through a cash-out merger during March 2021 and no longer own an interest in LifeMap Sciences and will no longer recognize any post-merger revenues attributable to LifeMap Sciences’ business.

We recognized income of approximately $307,000 during 2020 and approximately $180,000 during 2019 from grants awarded by the NIH. We expended the full amount available under one of the NIH grants as of March 31, 2020. Research and development expenses related to grant revenues are reported in operating expenses.

Other revenues of $296,000 and $253,000 for the years ended December 31, 2020 and 2019, respectively, were generated primarily from other service revenues associated with LifeMap Sciences’ online database business.

Operating Expenses

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. As a result of those staff reductions and related adjustments to our operating budgets we expect that our operating expenses, particularly those related to research and development, for periods after May 1, 2020 will be lower than our expenses for the corresponding periods of 2019. However, we paid approximately $105,000 in accrued payroll and unused paid time off and other benefits, and we recognized approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance, which have been reflected in our operating results for 2020.

The following table shows our consolidated operating expenses for the years ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31,		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$4,978	$5,904	$(926)	(15.7)%
General and administrative expenses	7,403	8,139	(736)	(9.0)%

Research and development expenses

Research and development expenses decreased by $0.9 million to $5.0 million in 2020 as compared to $5.9 million in 2019. The decrease was primarily attributable to the following reductions: $0.8 million in personnel-related expenses as result of our layoff of 11 employees in May 2020; $0.7 million in shared facilities and services fees to Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019; $0.2 million in laboratory expense and supplies; and $0.2 million in outside research and services allocable to research and development expenses. These decreases were offset to some extent by an increase of $0.6 million in depreciation and amortization of laboratory equipment and improvements which included accelerated depreciation of lab equipment of $0.2 million; $0.3 million in severance expenses allocable to research and development with the layoff of certain employees in May 2020; and $0.1 million in laboratory facilities and equipment related expenses. See Note 8 to our consolidated financial statements included in this Report.

The following table shows the amounts and percentages of our total research and development expenses, allocated to our primary research and development programs during the years ended December 31, 2020 and 2019, respectively (amounts in thousands).

		Year Ended December 31,
		Amount(1)		Percent of Total
Company	Program	2020	2019	2020	2019

AgeX including ReCyte Therapeutics	PureStem® progenitor cell lines, AGE-BAT1, iTR technology, and AGE-VASC1 research and development	$3,713	$4,496	74.6%	76.2%

LifeMap Sciences	Biomedical, gene, and disease databases and tools	1,265	1,408	25.4%	23.8%
Total research and development expenses		$4,978	$5,904	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and for 2019 indirect overhead costs allocated by Lineage that benefited or supported our research and development programs. See Notes 2 and 4 to our consolidated financial statements included elsewhere in this Report.

General and administrative expenses

The following table shows the amount and percentages of our consolidated general and administrative expenses incurred during the years ended December 31, 2020 and 2019, respectively (amounts in thousands).

	Year Ended December 31,
	Amount (1)		Percent of Total
Company	2020	2019	2020	2019
AgeX including ReCyte Therapeutics	$6,721	$7,305	90.8%	89.8%
LifeMap Sciences	682	834	9.2%	10.2%
Total general and administrative expenses	$7,403	$8,139	100.0%	100.0%

(1)	Amount includes direct expenses incurred by us or the named subsidiary and indirect overhead costs allocated by Lineage during 2019 that benefited or supported our general and administrative functions. See Notes 2 and 4 to our consolidated financial statements included in this Report.

General and administrative expenses for the year ended December 31, 2020 decreased by $0.7 million to $7.4 million as compared to $8.1 million in 2019. This decrease was primarily attributable to the following decreases in expenses: $0.9 million of noncash stock-based compensation expense; $0.4 million in general office and facilities related expenses; $0.2 million in shared facilities and services fees from Lineage following the termination of the Shared Facilities and Services Agreement on September 30, 2019; $0.2 million in travel and lodging expenses; $0.1 million in professional fees for accounting services; and $0.1 million in investor and public relations related expenses. These decreases were offset to some extent by an increase of $0.6 million in professional fees for general and patent related legal services; $0.3 million in personnel and related costs resulting from the employment of AgeX’s own finance team commencing October 1, 2019; $0.2 million in consulting fees; and $0.1 million in insurance premiums.

Other income (expense), net

Other income (expense), net, in 2020 and 2019 consist primarily of proceeds from the sale of intangible assets offset by net foreign currency transaction gains and losses recognized by LifeMap Sciences for intercompany payables and receivables denominated in currency other than United States dollars, and interest income and interest expense, net.

Income taxes

For Federal and California purposes, our activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For the years ended December 31, 2020 and 2019, the provision for income taxes has been presented on a separate federal consolidated tax return and a California combined tax return using the separate return method, as we will file separately from Lineage for periods after August 30, 2018, the date in which Lineage deconsolidated AgeX as discussed in Note 7 to our consolidated financial statements included elsewhere in this Report.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, our foreign income inclusion was immaterial. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss. However, for GILTI purposes, US tax laws are applied to the foreign activity and as a result there was an immaterial amount included in income for 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2020, we experienced a domestic loss from continuing operations and a foreign loss. Although we did not record a domestic provision or benefit, we did record a foreign benefit for income taxes, due to an adjustment in the prior year's foreign tax provision reported.

As of December 31, 2020, we had net operating loss carryforwards of approximately $49.2 million for U.S. federal income tax purposes. Of this amount, $8.9 million is attributable to LifeMap Sciences, which includes $2.7 million in NOLs generated while it was included in the consolidated tax group and would be available to offset income of AgeX in the future. The remaining LifeMap Sciences NOLs of $6.2 million are attributable to NOLs generated for the tax years during which LifeMap Sciences filed a separate federal income tax return and, accordingly, those NOLs are available only to LifeMap Sciences’ taxable income and will not be available within AgeX in future years. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX, and to date, neither Lineage nor AgeX has used the tax attributes of the other.

As of December 31, 2020, we had net operating losses of approximately $41.0 million for California purposes. As we and our subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX.

Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2040.

As of December 31, 2020, AgeX had research and development tax credit carryforwards for federal and state tax purposes of $1.3 million and $1.0 million, respectively. Although this LifeMap Sciences credit has been included as part of the AgeX credit carryforwards, LifeMap Sciences filed a separate federal income tax return prior to January 1, 2018 and its prior research credit carryforwards cannot be used to offset federal taxable income of AgeX. As AgeX and its subsidiaries were included in the California combined return with Lineage, these credits noted above will remain with AgeX. The federal tax credits expire between 2028 and 2040, while the state tax credits have no expiration date.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $97.1 million as of December 31, 2020. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility, that will require the deferral of certain work on the development of our product candidates and technologies. We incurred certain expenses arising from the staff reduction, including severance expenses as disclosed in Note 1 to our consolidated financial statements included elsewhere in this Report. However, notwithstanding those adjustments, based on our most recent projected cash flows, and not taking account of the scheduled maturity of loan balances under the 2019 Loan Agreement during February 2022, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the 2019 Loan Agreement and the 2020 Loan Agreement, and the proceeds of up to $12.6 million we may receive from the sale of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 4 and 9 to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

Through March 26, 2021, we had borrowed a total of $9.5 million under the 2019 Loan Agreement and 2020 Loan Agreement, but all additional loans to us from the $4.5 million in total of credit amounts that remained available as of March 26, 2021 under those loan agreements are subject to Juvenescence’s discretion, and accordingly there is no assurance that we will be able to borrow additional funds from Juvenescence when we need funding for our operations. The 2020 Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement. Under the 2020 Loan Agreement, Juvenescence may require AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

During March 2021, in connection with the disposition of our interest in LifeMap Sciences through a cash-out merger, we received $250,000 from LifeMap Sciences as a repayment of a portion of inter-company indebtedness from us. We received gross proceeds of approximately $466,400 from the disposition of our interest in LifeMap Sciences through the cash-out merger.

We may sell up to $12.6 million of common shares in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC as a sales agent. We do not have any other committed sources of funds for additional financing.

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

To the extent that we are able to raise additional capital through the sale of AgeX equity or convertible debt securities or the sale of equity or convertible debt securities of any of our subsidiaries, the ownership interest of our present stockholders will be diluted, and the terms of any securities we or our subsidiaries issue may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may involve the issuance of convertible debt or stock purchase warrants that would dilute the equity interests of our stockholders. If we raise funds through additional strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash used in operating activities

During the year ended December 31, 2020, our total research and development expenses were $5.0 million and our general and administrative expenditures were $7.4 million. Net loss attributable to us for the year ended December 31, 2020 amounted to $10.9 million. Net cash used in operating activities during this period amounted to $7.8 million. The difference between the net loss attributable to us and net cash used in operating activities during the year ended December 31, 2020 was primarily attributable to the following: $2.2 million in depreciation and amortization; $0.9 million in stock-based compensation expense; and $0.1 million in foreign currency remeasurement. These expenses were offset to some extent by $0.1 million in net loss attributable to noncontrolling interest and $62,000 net change in working capital from operating activities.

Cash used in investing activities

During the year ended December 31, 2020, net cash used in investing activities was $20,000, which was paid entirely for the purchase of laboratory equipment.

Cash provided by financing activities

During the year ended December 31, 2020, net cash provided by financing activities amounted to $6.0 million, which was attributable to the draw of the remaining $0.2 million from the $2.0 million loan facility under the 2019 Loan Agreement, $5.5 million drawn against the $8.0 million line of credit under the 2020 Loan Agreement, and $0.4 million of Paycheck Protection Program loan proceeds. These proceeds were offset by $157,000 used to pay for debt related costs.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AgeX Therapeutics, Inc.

Alameda, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgeX Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit at December 31, 2020, and insufficient cash and cash equivalents and loan proceeds at December 31, 2020 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets Impairment Assessments - Long-Lived Intangible Assets

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company’s long-lived net intangible assets, which consisted primarily of patents and acquired in-process research and development, had a balance of $1.6 million as of December 31, 2020.

Long-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability of a long-lived intangible asset that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset.

Auditing the Company’s impairment analysis of its long-lived intangible assets is complex because of the significant judgment used by management in the identification of events that suggest an asset group may not be recoverable, and the highly subjective assumptions used by management in the impairment testing process.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, obtaining an understanding of and evaluating management’s process for identifying potential impairment events; evaluating the appropriateness of the cash flow model used in the impairment testing process; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of the significant assumptions used by management, including the future cash flow projections. We evaluated the reasonableness of management’s assumptions for future cash flow projections in consideration of (i) the current and past performance of the asset group, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ OUM & CO. LLP

San Francisco, California

March 31, 2021

We have served as the Company’s auditor since 2017.

Item 8. Financial Statements and Supplementary Data

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$527	$2,352
Accounts and grants receivable, net	326	363
Prepaid expenses and other current assets	1,430	1,339
Total current assets	2,283	4,054

Property and equipment, net	-	1,126
Deposits and other long-term assets	50	111
Intangible assets, net	1,592	2,151
TOTAL ASSETS	$3,925	$7,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,656	$1,582
Loan due to Juvenescence, net of debt issuance cost, current portion	1,960	-
Related party payables, net	71	64
Deferred revenues, current portion	275	283
Right-of-use lease liability	-	428
Paycheck Protection Program Loan	436	-
Insurance premium liability and other current liabilities	959	940
Total current liabilities	5,357	3,297

Loan due to Juvenescence, net of debt issuance cost, net of current portion	3,900	1,528
Deferred revenues, net of current portion	64	-
TOTAL LIABILITIES	9,321	4,825

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,691 and 37,649 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	4
Additional paid-in capital	91,810	88,353
Accumulated other comprehensive income	143	69
Accumulated deficit	(97,073)	(86,208)
AgeX Therapeutics, Inc. stockholders’ equity (deficit)	(5,116)	2,218
Noncontrolling interest	(280)	399
Total stockholders’ equity (deficit)	(5,396)	2,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,925	$7,442

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
REVENUES:
Subscription and advertisement revenues	$1,265	$1,295
Grant revenues	307	180
Other revenues	296	253
Total revenues	1,868	1,728

Cost of sales	(158)	(244)

Gross profit	1,710	1,484

OPERATING EXPENSES:
Research and development	4,978	5,904
General and administrative	7,403	8,139
Total operating expenses	12,381	14,043

Loss from operations	(10,671)	(12,559)

OTHER INCOME (EXPENSES), NET:
Interest income (expense), net	(499)	29
Other income, net	44	294
Total other income (expense), net	(455)	323

NET LOSS BEFORE INCOME TAXES	(11,126)	(12,236)
Income tax provision benefit (expense)	150	(148)

NET LOSS	(10,976)	(12,384)
Net loss attributable to noncontrolling interest	111	230

NET LOSS ATTRIBUTABLE TO AGEX	$(10,865)	$(12,154)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.29)	$(0.33)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,669	37,271

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019
NET LOSS	$(10,976)	$(12,384)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	74	71
COMPREHENSIVE LOSS	(10,902)	(12,313)
Less: Comprehensive loss attributable to noncontrolling interest	111	230
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(10,791)	$(12,083)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income (Loss)	Equity (Deficit)
BALANCE AT DECEMBER 31, 2018	35,830	$4	$81,499	$(74,054)	$784	$(2)	$8,231
Issuance of common stock from exercise of warrants	1,800	-	4,500	-	-	-	4,500
Issuance of common stock to Juvenescence	19	-	56	-	-	-	56
Issuance of warrants to Juvenescence	-	-	236	-	-	-	236
Stock-based compensation	-	-	1,907	-	-	-	1,907
Lapse of subsidiary options	-	-	155	-	(155)	-	-
Foreign currency translation adjustment	-	-	-	-	-	71	71
Net loss	-	-	-	(12,154)	(230)	-	(12,384)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock to Juvenescence	29	-	37	-	-	-	37
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	13	-	(9)	-	-	-	(9)
Issuance of warrants to Juvenescence	-	-	1,640	-	-	-	1,640
Stock-based compensation	-	-	933	-	-	-	933
Issuance of subsidiary common stock – LifeMap Sciences	-	-	-	-	288	-	288
Transactions with noncontrolling interests – LifeMap Sciences and ReCyte	-	-	856	-	(856)	-	-
Foreign currency translation adjustment	-	-	-	-	-	74	74
Net loss	-	-	-	(10,865)	(111)	-	(10,976)
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(10,865)	$(12,154)
Net loss attributable to noncontrolling interest	(111)	(230)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	-	(354)
Depreciation expense	699	91
Amortization of intangible assets	559	558
Amortization of right-of-use asset	424	302
Amortization of debt issuance cost	487	54
Stock-based compensation	933	1,907
Foreign currency remeasurement gain and other	119	76
Changes in operating assets and liabilities:
Accounts and grant receivables, net	10	(232)
Prepaid expenses and other current assets	839	473
Accounts payable and accrued liabilities	340	169
Related party payables	15	(68)
Insurance premium liability	(713)	(599)
Deferred revenues	57	(34)
Other current liabilities	(610)	(119)
Net cash used in operating activities	(7,817)	(10,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	-	354
Security deposit paid	-	(74)
Purchase of equipment and other	(20)	(641)
Net cash used in investing activities	(20)	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	4,500
Draw down on loan facility from Juvenescence	5,700	1,800
Proceeds from Paycheck Protection Program Loan	433	-
Payment of debt related costs	(157)	-
Repayment of financing lease liability	(15)	(35)
Net cash provided by financing activities	5,961	6,265

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	1

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,875)	(4,255)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	2,452	6,707
End of year	$577	$2,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$12	$12

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon vesting of restricted stock units	$21	$-
Issuance of common stock to Juvenescence (Note 4)	$37	$56
Issuance of warrants to Juvenescence (Note 4)	$1,640	$236

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

AgeX’s proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows AgeX to utilize telomerase-expressing regenerative pluripotant stem cells (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. AgeX’s main technology platforms and product candidates are:

●	PureStem® PSC-derived clonal embryonic progenitor cell lines that may be capable of generating a broad range of cell types for use in cell-based therapies;

●	UniverCyte™ which uses the HLA-G gene to suppress rejection of transplanted cells and tissues to confer low immune observability to cells;

●	AGEX-BAT1 using adipose brown fat cells for metabolic diseases such as Type II diabetes and obesity;

●	AGEX-VASC1 using vascular progenitor cells to treat tissue ischemia such as in peripheral vascular disease and ischemic heart disease; and

●	Induced tissue regeneration or iTR technology to regenerate or rejuvenate cells to treat a variety of degenerative diseases including those associated with aging, as well as other potential tissue regeneration applications such as scarless wound repair.

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

On November 28, 2018 (the “Distribution Date”), Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, AgeX common stock began publicly trading on the NYSE American under the symbol “AGE” (see Notes 4 and 7).

Going Concern – Since inception, AgeX has financed its operations through contributions and advances from its former parent company, Lineage, the sale of its common stock and warrants, exercises of warrants (see Notes 4 and 5), loan facilities from Juvenescence, and research grants. Lineage provided AgeX with the use of Lineage facilities and services under a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) through September 30, 2019, as described in Note 4. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $97.1 million as of December 31, 2020. AgeX expects to continue to incur operating losses and negative cash flows.

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

Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.5 million as of December 31, 2020 plus the loan facility by Juvenescence to advance up to an additional $4.5 million to AgeX for operating capital discussed in Notes 4 and 9, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

Staff Reductions and Elimination of Laboratory Facilities Lease

During April 2020, AgeX initiated staff layoffs that affected 11 research and development personnel. AgeX has paid approximately $105,000 in accrued payroll and unused paid time off and other benefits and recognized approximately $195,000 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance and other employee termination benefits. The staff reductions followed AgeX’s strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets resulting from the COVID-19 pandemic.

Following the staff reductions, AgeX subleased out a significant portion of its leased laboratory space and did not renew its lease or enter into a new lease for a replacement facility when its lease expired on December 31, 2020. Instead, AgeX entered into a lease for a smaller office only space commencing January 1, 2021.

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

Principles of consolidation – AgeX’s consolidated financial statements include the accounts of its subsidiaries and certain research and development departments. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ equity (deficit) on AgeX’s consolidated balance sheets.

The following table reflects AgeX’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of December 31, 2020.

Subsidiary	Field of Business	AgeX Ownership	Country
ReCyte Therapeutics	Early stage pre-clinical research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, and ischemic conditions	94.8%	USA

LifeMap Sciences (1)	Biomedical, gene and disease databases and tools	80.7%	USA

(1)	On March 15, 2021, LifeMap Sciences was acquired by a third party in a cash-out merger. LifeMap Sciences includes LifeMap Sciences, Inc. and its wholly-owned subsidiary LifeMap Sciences, Ltd. an Israeli company which has discontinued operations, and proceedings have been commenced to dissolve the Israeli subsidiary. (See Note 9)

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

Reclassifications – A reclassification was made from amounts included in Subscription and advertisement revenues to Other revenues to conform to current period presentation on the consolidated statements of operations.

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

Cash and cash equivalents – AgeX considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, AgeX’s cash balances totaled $0.5 million and $2.4 million, respectively, and consist entirely of bank account deposits and amounts held in money market funds.

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

Accounts receivable, net – AgeX establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. For subscription contracts in which the subscription term commences before a payment was due, LifeMap Sciences recorded an accounts receivable as the subscription was earned over time and billed the customer according to the contract terms. Accounts receivable, net, include allowances for doubtful accounts of nil and approximately $321,000 as of December 31, 2020 and 2019, respectively for those amounts deemed uncollectible by LifeMap Sciences.

Equipment and furniture, net – Equipment and furniture is stated at cost and is being depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in AgeX’s consolidated results of operations.

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

Impairment of long-lived assets – Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, AgeX evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through 2020, there have been no impairment losses.

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

Research and development – Research and development expenses include both direct expenses incurred by AgeX or its subsidiaries and indirect overhead costs allocated by Lineage that benefit or support AgeX’s research and development functions. Direct research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Indirect research and development expenses allocated by Lineage to AgeX under the Shared Facilities Agreement during 2019 (see Note 4), were primarily based on headcount or space occupied, as applicable, and included laboratory supplies, laboratory expenses, rent and utilities, common area maintenance, telecommunications, property taxes and insurance. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, including service revenues from co-development projects with customers, if any and as applicable, approximate the respective revenues recognized in the consolidated statements of operations.

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

Foreign currency translation and other comprehensive income or loss, foreign currency transaction gains and losses – In countries in which AgeX operates where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting foreign currency translation adjustments are recorded as other comprehensive income, net of tax, in the consolidated statements of comprehensive loss and included as a component of accumulated other comprehensive income on the consolidated balance sheets. Foreign currency translation adjustments are immaterial for all periods presented.

For transactions denominated in other than the functional currency of AgeX or its subsidiaries, AgeX recognizes transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The majority of AgeX’s foreign currency transaction gains and losses were generated by LifeMap Sciences Ltd.’s intercompany payable due to LifeMap Sciences, Inc., which are U.S. dollar-denominated, while LifeMap Sciences Ltd.’s functional currency is the Israeli New Shekel (“NIS”). Accordingly, foreign currency remeasurement gains and losses related to this intercompany payable are included in other income (expense), net.

Income taxes – For Federal and California purposes, AgeX’s activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. For this period, the income tax provision was prepared in accordance with ASC 740, Income Taxes, using the separate return method to determine the tax provision of AgeX for carve-out presentation purposes of its consolidated financial statements. The separate return method, among other items, requires that the amount of current and deferred tax expense for a group that files a consolidated income tax return be allocated among the members of that group as if each group member were a separate taxpayer. As a result, the provision for income taxes has been presented as if AgeX had filed a separate federal consolidated tax return and a California combined tax return for those periods. In using the separate return method, the sum of the amounts allocated to the members of the income tax return group may not equal the consolidated amount. If tax attributes recorded in the carve-out consolidated financial statements are materially different from the actual tax attributes pertaining to the legal entities of AgeX and its subsidiaries, or to Lineage and its subsidiaries, those differences are identified and disclosed in Note 7. Accordingly, depending on the future legal structure of AgeX and related tax elections that may be taken by AgeX, the effective tax rate of AgeX in future years could vary materially from its historical effective tax rates. The historical deferred tax assets, including the operating losses and credit carryforwards generated by certain research and development departments that operated within Lineage and were transferred to AgeX on August 17, 2017 (Note 4), have been presented as tax attributes of AgeX consistent with the principles of the separate return method described above. As of December 31, 2020, the deferred tax assets and liabilities presented in Note 7, including net operating loss carryforwards and research and development credits, represent the tax attributes of AgeX and its subsidiaries.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. AgeX recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No unrecognized tax benefits have been recorded and no amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. AgeX does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. AgeX is currently unaware of any tax issues under review.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Changes to taxes on corporations impacted by the 2017 Tax Act include, but not limited to, lowering the U.S. federal tax rates to a 21% flat tax rate, eliminating the corporate alternative minimum tax (“AMT”), imposing additional limitations on the deductibility of interest and net operating losses, allowing any net operating loss (“NOLs”) generated in tax years ending after December 31, 2017 to be carried forward indefinitely and generally repealing carrybacks, reducing the maximum deduction for NOL carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, and allowing for additional expensing of certain capital expenditures. Future guidance from the Internal Revenue Service and other tax authorities may affect certain aspects of the 2017 Tax Act, for example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”) modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act or the CAA. The 2017 Tax Act also puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax “deemed repatriation” on accumulated offshore earnings not previously subject to U.S. tax, and shifts the U.S taxation of multinational corporations from a worldwide system of taxation to a territorial system. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances (including the effects of the one-time transition tax) to be recognized in the period in which the legislation is enacted (see Note 7).

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

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, our foreign income inclusion was immaterial. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss. However, for GILTI purposes, US tax laws are applied to the foreign activity and as a result there was an immaterial amount included in income for 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

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

Because AgeX’s common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2020 and 2019, AgeX estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2020 and 2019 consists of stock-based compensation under the AgeX 2017 Equity Incentive Plan (Note 6) and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

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

For the years ended December 31, 2020 and 2019, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2020	2019
Stock options	2,875	2,735
Warrants	1,473	58
Restricted stock units	37	41

Revenue recognition

During the first quarter of 2018, AgeX adopted FASB ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606. AgeX’s largest source of revenue was subscription and advertising revenues generated by LifeMap Sciences.

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

The following table presents AgeX’s consolidated revenues disaggregated by source (in thousands).

	Year Ended December 31,
REVENUES:	2020	2019(1)
Subscription and advertisement revenues	$1,265	$1,295
Grant revenues	307	180
Other revenues	296	253
Total revenues	$1,868	$1,728

(1)	A reclassification of $37,000 was made from subscription and advertisement revenues to other revenues to conform to current period presentation.

The following table presents consolidated revenues (in thousands), disaggregated by geography, based on the billing addresses of customers.

	Year Ended December 31,
REVENUES:	2020	2019
United States	$1,184	$986
Foreign	684	742
Total revenues	$1,868	$1,728

Subscription and advertisement revenues – LifeMap Sciences sells subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database. LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. These licenses were deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue was recognized over a period of time, which was generally the subscription period. Payments were typically received at the beginning of a subscription period and revenue was recognized according to the type of subscription sold. For subscription contracts in which the subscription term commenced before a payment was due, LifeMap Sciences recorded an accounts receivable because the subscription was earned over time and billed the customer according to the contract terms.

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment was received for the subscription term, but the subscription term was not completed as of the balance sheet date reported. For the years ended December 31, 2020 and 2019, LifeMap Sciences recognized $1.3 million in each year in subscription and advertisement revenues. As of December 31, 2020, there was $339,000 included in deferred revenues in the consolidated balance sheets.

LifeMap Sciences has licensed from third parties the databases and software it commercializes and has a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in cost of sales on the consolidated statements of operations when the cash is received and the royalty obligation is incurred as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provided funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the years ended December 31, 2020 and 2019, AgeX incurred approximately $25,000 and $180,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under this grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. As of December 31, 2020, AgeX incurred approximately $282,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations. AgeX’s contracts with customers may include multiple performance obligations. For such arrangements, AgeX allocates revenue to each performance obligation based on its relative standalone selling price. AgeX generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the year ended December 31, 2020, AgeX did not have significant arrangements with multiple performance obligations.

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

AgeX’s sublease of its office and laboratory facility, which commenced on April 2, 2019 and ended on December 31, 2020, was subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net (see Note 3) and operating lease liability on its balance sheet in accordance with ASC 842 as of December 31, 2020 and 2019 (see Note 8). During 2019 and 2020, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties. These subleases are not accounted for under ASC 842 as amounts are not material and or the sublease periods are under one year.

On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. This lease is not subject to ASC 842.

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

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The new standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. AgeX will adopt this standard as of January 1, 2021 and it is not expected to have a material impact on its consolidated financial statements.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision or its condensed consolidated financial statements. As described in Note 8, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act.

3. Selected Balance Sheet Components

Property and equipment, net

At December 31, 2020 and 2019, property and equipment was comprised of the following (in thousands):

	December 31,
	2020	2019
Equipment, furniture and fixtures	$381	$954
Right-of-use assets (1)	-	726
Accumulated depreciation and amortization	(381)	(554)
Property and equipment, net	$-	$1,126

(1)	AgeX adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities, see Notes 2 and 8.

Depreciation and amortization expense amounted to $1,123,000 and $393,000 for the years ended December 31, 2020 and 2019, respectively. Accumulated depreciation and amortization also reflects a $21,000 adjustment upon the sale of laboratory equipment; write off of right-of-use assets in the amount of $726,000 and leasehold improvements of $436,000 which were fully amortized as of December 31, 2020 following termination of the facility lease agreement on that date; and also write off of other fixed asset in the amount of approximately $112,000 primarily comprised of $89,000 for the write off of office furniture and equipment with the shutdown of our subsidiary’s office in Israel. Furthermore, depreciation expense in 2020 included $210,000 of accelerated depreciation expense primarily of laboratory equipment given the uncertainty of reinstitution of research and development work in-house. As a result of the layoffs of mostly research personnel in April 2020 and the expiration of the AgeX laboratory facility lease on December 31, 2020, research and development work have been scaled back and contracted out to third party service providers.

Intangible assets, net

Intangible assets, net are primarily comprised of acquired licenses and other rights by LifeMap Sciences from a third party for certain databases it commercializes.

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

In addition to the purchase price, AgeX will pay Escape a royalty of less than 1% on net sales of products, processes and services under the acquired patents, if the assets are commercialized. Additional shares of AgeX common stock totaling up to $4.3 million of market value will also be issued to Escape upon the attainment of development and regulatory approval milestones by AgeX for each product covered by the acquired patents. Contingent consideration in an asset acquisition is generally recorded when probable and estimable in accordance with ASC 450, Contingencies. Accordingly, none of the milestone payments have been accrued since the attainment of any milestone in the Purchase Agreement was not probable as of December 31, 2020.

AgeX has also agreed to engage Escape’s chief executive officer as a consultant for a period of up to three years to assist AgeX in utilizing the acquired patents. AgeX pays $200,000 per year in consulting fees as services are performed included in research and development expenses.

At December 31, 2020 and 2019, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	December 31,
	2020	2019
Intangible assets	$5,586	$5,586
Accumulated amortization	(3,994)	(3,435)
Intangible assets, net	$1,592	$2,151

AgeX recognized $559,000 and $558,000 in amortization expense of intangible assets, included in research and development expenses, for the years ended December 31, 2020 and 2019, respectively.

Accounts payable and accrued liabilities

At December 31, 2020 and 2019, accounts payable and accrued liabilities were comprised of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$761	$420
Accrued compensation	228	263
Accrued vendors and other expenses	667	899
Accounts payable and accrued liabilities	$1,656	$1,582

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

In aggregate, Lineage charged such Use Fees to AgeX and subsidiaries as follows (in thousands):

Year Ended December 31, 2019
Research and development	$701
General and administrative	239
Total Use Fees	$940

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

AgeX had nil and $7,000 in related party receivables from Lineage, included in related party payables, net on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Transactions with Juvenescence

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described below, except that (a) all loans to AgeX under the 2020 Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX will issue to Juvenescence 28,500 shares of AgeX common stock when AgeX has borrowed an aggregate of $3 million under the 2020 Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023, (f) if AgeX requests additional loans after making the first two draws of funds (which are expected to total $1 million) under the 2020 Loan Agreement, a Security and Pledge Agreement (the “Security Agreement”) will go into effect granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries will guarantee AgeX’s obligations under the 2020 Loan Agreement if AgeX makes more than two draws of funds under the 2020 Loan Agreement and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the 2020 Loan Agreement into shares of AgeX common stock at the Market Price as defined in the 2020 Loan Agreement. Further, in addition to the Events of Default described herein, additional Events of Default will arise under the 2020 Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the 2020 Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

On July 21, 2020, AgeX and Juvenescence entered into an amendment to the 2020 Loan Agreement that waived (i) certain provisions requiring that, as a condition to the funding of a third draw of funds, AgeX and the Guarantor Subsidiaries execute a Security Agreement and related documents pledging certain assets as collateral, and (ii) certain provisions providing that the Guarantor Subsidiaries would guarantee AgeX’s obligations under the 2020 Loan Agreement, in each case subject to an acknowledgement by AgeX and the Guarantor Subsidiaries that Juvenescence may, in its discretion, condition any advances under the 2020 Loan Agreement subsequent to the third draw of funds on the receipt of such collateral agreements and guarantees. In addition, the 2020 Loan Agreement and the related Warrant Agreement were amended to place certain limits on the number of shares that may be issued to Juvenescence upon conversion of outstanding loan amounts or exercise of the warrants, in order to comply with applicable NYSE American listing requirements.

AgeX may not draw down funds if an “Event of Default” under the 2020 Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1.0 million in any single draw. In accordance with the terms of the 2020 Loan Agreement, AgeX issued to Juvenescence 28,500 shares of AgeX common stock on July 27, 2020.

Each time AgeX receives an advance of funds under the 2020 Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement.

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. As of December 31, 2020, AgeX had drawn the full $2.0 million line of credit. See Note 9 for information concerning an amendment to the 2019 Loan Agreement that extended the date for repayment of the loan and increased the line of credit by an additional $4.0 million.

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

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of December 31, 2020 and 2019, AgeX had approximately $71,000 payable to Juvenescence for COO services rendered included in related party payables, net on the consolidated balance sheets.

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

As of December 31, 2020 and 2019, there were 37,691,047 and 37,649,000 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

Through December 31, 2020, as consideration for $5.5 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 2,769,299 shares of AgeX common stock. AgeX also issued 28,500 shares of AgeX common stock upon receipt of funds from the loan draw made on July 27, 2020. See Note 4.

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

6. Stock-Based Awards

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

Equity Incentive Plan Awards

A summary of the Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
January 1, 2019	1,731	2,269	-	$2.42
Restricted stock units granted	(100)	-	50	-
Options granted	(677)	677	-	3.92
Options forfeited and cancelled	100	(100)	-	3.48
December 31, 2019	1,054	2,846	50	2.74
Options granted	(303)	303	-	0.74
Options expired/forfeited	295	(295)	-	2.89
Restricted stock units vested	-	-	(22)	-
December 31, 2020	1,046	2,854	28	$2.51
Options exercisable at December 31, 2020		1,954		$2.59

There were no exercises of stock options during the years ended December 31, 2020 and 2019. Total proceeds if all options granted and outstanding as of December 31, 2020 were exercised would be approximately $7.2 million.

At December 31, 2020, AgeX had approximately $1.5 million of total unrecognized compensation expense related to the Plan that will be recognized over a weighted-average period of 2.01 years.

The aggregate intrinsic value of options outstanding was $239,000 and options exercisable was $2,000 as of December 31, 2020.

Stock-based Compensation Expense

AgeX recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$82	$133
General and administrative	851	1,774
Total stock-based compensation expense	$933	$1,907

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2020 and 2019 was $0.53 per share and $2.45 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected life (in years)	6.08	6.01
Risk-free interest rates	0.45%	1.96%
Volatility	87.86%	74.53%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the years ended December 31, 2020 and 2019 may have been significantly different. See Note 2 for a discussion of the factors used in determining these assumptions.

AgeX does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

7. Income Taxes

Net loss from continuing operations before provision for income taxes are as follows:

	December 31,
	2020	2019
Domestic	$(9,358)	(13,051)
Foreign	(1,768)	815
Net loss before income tax provision	$(11,126)	(12,236)

The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31,
	2020	2019
Current tax provision:
U.S. federal	$-	$-
State	-	-
Foreign	(150)	148
Total current provision	(150)	148
Deferred tax provision (benefit):
U.S. federal	-	-
State	-	-
Foreign	-	-
Total deferred provision (benefit)	-	-
Provision (benefit) for income taxes	$(150)	$148

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the net deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2020	2019
Net operating loss carryforwards	$13,958	$12,402
Research and development credit carryforwards	2,306	2,069
Patents and fixed assets	693	454
Stock-based compensation	687	659
Operating lease liability	-	428
Other, net	184	124
Operating lease ROU assets	-	(424)
Valuation allowance	(17,828)	(15,712)
Total net deferred tax assets	$-	$-

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

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate indicated to pretax losses from operations as a result of the following:

	December 31,
	2020	2019
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	1%	1%
State tax benefit, net of effect on federal income taxes	2%	5%
Permanent differences	(2)%	-%
Tax effect attributable to foreign operations	(2)%	-%
Change in valuation allowance	(19)%	(28)%
	1%	(1)%

As of December 31, 2020, AgeX has net operating loss carryforwards of approximately $49.2 million for U.S. federal income tax purposes. Of this amount, $8.9 million is attributable to LifeMap Sciences, which includes $2.7 million in NOLs generated while it was included in the consolidated tax group and would be available to offset income of AgeX in the future. The remaining LifeMap Sciences’ NOLs of $6.2 million are attributable to NOLs generated for the tax years during which LifeMap Sciences filed a separate federal income tax return and, accordingly, those NOLs are available only to LifeMap Sciences’ taxable income within AgeX in future years. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance. The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. AgeX had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance shareholders and AgeX received $354,000 as its pro rata share of the funds as additional proceeds from the sale of its Ascendance investment included in other income (expense), net, for the year ended December 31, 2019. AgeX has sufficient current year losses from operations to offset this gain resulting in no income taxes due.

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

As of December 31, 2020, AgeX has net operating losses of approximately $41.0 million for California purposes. As AgeX and its subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX. In general, NOLs and other tax credit carryforwards generated by legal entities in a combined state tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the combined state tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2040.

As of December 31, 2020, AgeX has research and development tax credit carryforwards for federal and state tax purposes of $1.3 million and $1.0 million, respectively. Although this LifeMap Sciences credit has been included as part of the AgeX credit carryforwards, LifeMap Sciences filed a separate federal income tax return prior to January 1, 2018 and its prior research credit carryforwards may not be used to offset federal taxable income of AgeX. As AgeX and its subsidiaries were included in the California combined return with Lineage, these credits noted above will remain with AgeX. The federal tax credits expire between 2028 and 2040, while the state tax credits have no expiration date.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2019, our foreign income inclusion was immaterial. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss. However, for GILTI purposes, US tax laws are applied to the foreign activity and as a result there was an immaterial amount included in income for 2020. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2020, we experienced a domestic loss from continuing operations and a foreign loss. Although we did not record a domestic provision or benefit, we did record a foreign benefit for income taxes, due to an adjustment in the prior year's foreign tax provision reported.

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

AgeX and its subsidiaries may be subject to potential income tax examination by U.S. federal or states authorities. These potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws. AgeX filed its first consolidated federal tax return in 2018. For AgeX subsidiaries that did operate and filed separate tax returns prior to 2018, those entities are not subject to tax examination by major taxing authorities for tax years before 2016. However, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years by AgeX or any of its subsidiaries. Any potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws.

8. Commitments and Contingencies

Lease Agreement

On April 2, 2019, the term of a sublease that AgeX entered into during March 2019 (the “AgeX Lease”) went into effect for an office and research facility (the “Alameda Facility”) comprising approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California that served as AgeX’s principal offices and research laboratory.

Base monthly rent was $35,866.50 for the initial 12 months of the sublease term and then increased to $36,942.50. In addition, AgeX paid real property taxes, insurance and operating expenses pertaining to the building in which the Alameda Facility is located. The AgeX Lease expired on December 31, 2020.

In connection with the AgeX Lease, as of December 31, 2019 AgeX incurred $436,000 in tenant improvement expenses that it funded and completed in November 2019. This amount was fully amortized and written off upon lease termination as of December 31, 2020.

Subleases

During 2019, AgeX, as a sublessor, entered into sublease agreements (the “AgeX Subleases”) with unrelated parties (the “Sublessees”) to lease approximately 11,121 square feet of space at AgeX’s Alameda Facility. The first Sublessee paid AgeX $3,088.50 per month and the second Sublessee paid AgeX $15,405.40 per month for the first twelve months of the AgeX Sublease and $16,311.60 per month for the remaining duration of the AgeX Subleases. The AgeX Subleases expired on December 31, 2020.

Adoption of ASC 842

The tables below provide the amounts recorded in connection with the adoption of ASC 842 as of, and during, the year ended December 31, 2020, for the AgeX Lease. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity.

The following table presents supplemental cash flow information related to the AgeX Lease for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$441	$323

The following table presents supplemental balance sheet information related to the AgeX Lease as of December 31, 2020 and 2019 (in thousands, except lease term and discount rate):

	December 31,
	2020(1)	2019
Operating lease
Right-of-use asset, net	$-	$424

Right-of-use lease liability	$-	$428

Weighted average remaining lease term
Operating lease	0 years	1 year

Weighted average discount rate
Operating lease	6.0%	6.0%

(1)	The right-of-use asset and right-of-use lease liability were fully amortized and written off as of December 31, 2020 upon termination of the AgeX Lease.

There were no future minimum lease commitments as of December 31, 2020.

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of December 31, 2020 and 2019.

PPP Loan

On April 13, 2020, AgeX obtained a loan in the amount of $432,952 from Axos Bank (the “Bank”) under the Paycheck Protection Program (the “PPP Loan”). The PPP loan will bear interest at a rate of 1% per annum. No payments will be due on the PPP loan during a six month deferral period commencing on the date of the promissory note. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP loan, monthly payments of principal and interest will be due, in an amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The maturity date is April 13, 2022. On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law, retroactively allowing a deduction of the expenses that gave rise to the PPP loan forgiveness, that was previously denied under the CARES Act. California has partially adopted the federal tax treatment. On February 17, 2021, California issued an Immediate Action Agreement, allowing companies to deduct up to $150,000 in expenses covered by the PPP loan.

The principal amount of the PPP loan is subject to forgiveness under the PPP to the extent that PPP loan proceeds are used to pay expense permitted by the PPP, including payroll, rent, and utilities (collectively, “Qualifying Expenses”), during the time frame permitted by the PPP. AgeX used the PPP loan amount for Qualifying Expenses and believes that all or a substantial portion of the PPP loan may be forgiven within one year and has classified the loan as current as of December 31, 2020. On February 19, 2021, the PPP loan was forgiven in full.

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

9. Subsequent Events

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California following the December 31, 2020 expiration of the Alameda Lease. AgeX’s new office occupies 135 square feet of leased space in a building located in an office and research park. Base monthly rent is $947 for the one year lease term and also covers office furniture rental, janitorial services, utilities and internet service.

Additional Draws under the 2020 Loan Agreement

During January 2021, AgeX borrowed an additional $2.0 million under the 2020 Loan Agreement with Juvenescence. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on the Repayment Date on March 30, 2023.

Amendment to 2019 Loan Agreement and Registration Rights Agreements

On February 10, 2021, AgeX entered into an amendment (the “Amendment”) to the 2019 Loan Agreement. The Amendment extends the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 and increases the amount of the loan facility from $2.0 million to $6.0 million, of which AgeX has previously borrowed $2 million. All loans in excess of the initial $2.0 million that AgeX previously borrowed are subject to Juvenescence’s discretion. Additional loans, if made, will be in denominations of $1.0 million.

The Amendment also grants Juvenescence the right to convert the principal amount of outstanding loans under the 2019 Loan Agreement, as amended, into shares of AgeX common stock at the Market Price as defined in the Amendment. The Amendment places certain limits on the number of shares that may be issued upon conversion of outstanding loan amounts by Juvenescence, or by AgeX under AgeX’s loan conversion rights, if under the rules of the NYSE American or any other national securities exchange on which AgeX common stock may be listed, approval by AgeX stockholders would be required in connection with the issuance of the shares. Under those limits (a) the number of shares of common stock that may be issued upon conversion of any loan advance, at a conversion price that is lower than the market price of AgeX common stock at the time of funding the applicable advance being converted, may not exceed 19.9% of the shares outstanding at August 13, 2019, and (b) no advances may be converted into common stock in an amount that would cause Juvenescence’s ownership of AgeX common stock to equal or exceed 50% of the number of shares of AgeX common stock then outstanding.

AgeX will pay Juvenescence an Origination Fee in the amount of $160,000 upon the earlier of the repayment of the loan by AgeX or the conversion of the loan balance into AgeX common stock by Juvenescence or by AgeX. The Origination Fee will be paid in shares of AgeX common stock rather than cash if AgeX exercises its right to convert the loan into shares of common stock, or if Juvenescence elects to convert the loan in shares of common stock and elects to receive the Origination Fee in AgeX common stock.

In connection with the Amendment, AgeX entered into Amendment No. 2 to its Registration Rights Agreement with Juvenescence to include among the shares of AgeX common stock to which Juvenescence has registration rights any shares of common stock that may be issued to Juvenescence upon conversion of the loans under the 2019 Loan Agreement, as amended, or under the 2020 Loan Agreement. Under the Registration Rights Agreement, as amended, AgeX agreed to register for resale under the Securities Act, shares of AgeX common stock that were issued to Juvenescence pursuant to the 2019 Loan Agreement or the 2020 Loan Agreement, or that may be acquired by Juvenescence upon conversion of the loans into common stock, or upon exercise of certain common stock purchase warrants that were issued to Juvenescence pursuant to the 2019 Loan Agreement and the 2020 Loan Agreement.

PPP Loan Forgiveness

On February 19, 2021, the PPP loan was forgiven in full. See Note 8.

Proposed Merger

On March 2, 2021, we announced that AgeX and LyGenesis, Inc. (“LyGenesis”), a privately held biotechnology company developing cell therapies that enable organ regeneration, will proceed to negotiate an agreement for a merger of the two companies. LyGenesis recently received U.S. Food and Drug Administration clearance for its Investigational New Drug application to conduct a Phase 2a clinical trial on the safety, tolerability, and efficacy of its lead cell therapy for patients with end-stage liver disease, with study initiation planned for 2021.

Based on the terms currently being discussed, a newly formed subsidiary of AgeX would merge into LyGenesis. At the closing of the merger, AgeX would issue to LyGenesis stockholders a number of shares of AgeX common stock representing two-thirds of the total number of shares of AgeX common stock to be outstanding immediately following the consummation of the merger on a fully diluted basis, but prior to the issuance of additional shares in a contemplated capital raising transaction following the execution of a merger agreement and contingent on the closing of the merger. Under the terms being discussed, if the merger is completed, AgeX’s pre-merger stockholders would receive an 80% economic interest in AgeX’s induced tissue regeneration or iTR technology; the terms and structure of such economic interest have not yet been determined.

There can be no assurance that the negotiations between AgeX and LyGenesis will result in the execution of a definitive merger agreement on the terms being discussed or at all, or, if a merger agreement is entered into, that the merger will be consummated. The completion of any merger would be subject to approval by a special independent committee of the AgeX Board of Directors and by the respective Boards of Directors of both companies. The merger would also be subject to approval by AgeX stockholders and LyGenesis stockholders, including in each case approval by both a majority of the outstanding shares and by the holders of a majority of the shares not held by Juvenescence Limited.

Juvenescence, the largest shareholder of AgeX, is also the largest shareholder of LyGenesis. Juvenescence beneficially owns approximately 52.7% of the AgeX common stock determined as disclosed in its most recent amendment to its Schedule 13D filed with the Securities and Exchange Commission, and owns approximately 48% of the common stock of LyGenesis (assuming the conversion of its convertible debt into equity). The Chairman of AgeX’s Board of Directors, Dr. Gregory Bailey, is the Chief Executive Officer of Juvenescence. Two directors of LyGenesis, James Mellon and David Ellam, are the Chairman and the Chief Financial Officer of Juvenescence, respectively.

LifeMap Sciences Merger

On March 6, 2021, AgeX and its majority-owned subsidiary LifeMap Sciences entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Capital Partners Limited, a British Virgin Islands company limited by shares (“Atlas”), and GCLMS Acquisition Corporation (“GCLMS”), a Delaware corporation that was a wholly-owned subsidiary of Atlas. On March 15, 2021, the merger was completed pursuant to the terms of the Merger Agreement. As a result of the merger GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of a $500,000 cash payment for all shares of LifeMap Sciences common stock in the aggregate (the “Merger Consideration”), with each LifeMap Sciences shareholder’s pro rata portion of the Merger Consideration to be determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the Merger Agreement $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

At-the-market Offering

On January 8, 2021 AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent.

Through March 26, 2021, AgeX raised approximately $496,000 in gross proceeds under the ATM.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are:

Gregory H. Bailey, M.D., 65, joined our Board of Directors in August 2018 and became the Chairman of our Board of Directors in October 2018. Dr. Bailey is currently the Chief Executive Officer of Juvenescence Limited, a privately held company focused on the development of therapies for ageing and age-related diseases. Dr. Bailey is also a director of Manx Financial Group, plc, BioHaven Inc, SalvaRx Inc and Portage Biotech. Dr. Bailey has founded and served as a director of a number of private and public companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for ten years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario. We believe that Dr. Bailey is qualified to serve on our Board based on his years of experience in medicine and as an executive and in finance for the biotechnology industry.

Annalisa Jenkins, M.B.B.S., F.R.C.P., 55, has served as a member of our Board of Directors since October 2018. From November 2017 until April 2019, Dr. Jenkins served as the Chief Executive Officer of PlaqueTec Ltd., a biotechnology company focusing on coronary artery disease treatment and prevention. Previously, Dr. Jenkins served as the Chief Executive Officer and a member of the board of directors of Dimension Therapeutics, Inc., a biotechnology company focused on rare and metabolic diseases associated with the liver, from September 2014 until its sale to Ultragenyx Pharmaceutical Inc. in November 2017. From October 2013 to March 2014, Dr. Jenkins served as executive vice president, head of global research and development for Merck Serono Pharmaceuticals, a biopharmaceutical company. Previously, from September 2011 to October 2013, she served as Merck Serono’s executive vice president, global development and medical, and was a member of Merck Serono’s executive committee. Prior to that, Dr. Jenkins pursued a 15-year career at Bristol-Myers Squibb Company, a biopharmaceutical company, where, from July 2009 to June 2011, she was a senior vice president and head of global medical affairs. Dr. Jenkins is currently a committee member of the science board to the FDA, which advises FDA leadership on complex scientific and technical issues. Dr. Jenkins serves on the board of directors of Affimed GmbH, AVROBIO, Inc., COMPASS Pathways plc, and Oncimmune Holdings plc, and a number of privately held biotechnology and life science companies. Dr. Jenkins previously served on the board of Silence Therapeutics, Ardelyx, Inc., OncoSec Medical Incorporated, and Sensyne Health plc. Dr. Jenkins graduated with a degree in medicine from St. Bartholomew’s Hospital in the University of London and subsequently trained in cardiovascular medicine in the UK National Health Service. Earlier in her career, Dr. Jenkins served as a medical officer in the British Royal Navy. We believe that Dr. Jenkins is qualified to serve on our Board based on her years of experience in medicine and as an executive in the biopharma industry.

Michael H. May, Ph.D., 52, joined our Board of Directors during August 2019. Dr. May is President and Chief Executive Officer of CCRM (Centre for Commercialization of Regenerative Medicine) and CEO of CCRM Enterprises Inc. and CCRM Enterprises Holdings Inc. CCRM is a public- private consortium founded under Canada’s Centres of Excellence for Commercialization and Research Program to generate sustainable health and economic benefits through global collaboration in cell and gene therapy, and regenerative medicine. Dr. May co-founded Rimon Therapeutics Ltd., a Toronto- based tissue engineering company developing novel medical polymers that possess drug-like activity, and served as President and Chief Executive Officer of Rimon from 2000 to 2006, and President and Chief Operating Officer from 2006 to 2010. Dr. May serves on a number of boards of directors and advisory committees in the field of stem cell research and regenerative medicine, including at the International Society for Cell Therapy (ISCT) and the ARM Foundation for Cell & Gene Medicine (ARMF). Dr. May completed his PhD in Chemical Engineering at the University of Toronto in 1998 as an NSERC Scholar and was awarded the Martin Walmsley Fellowship for Technological Entrepreneurship. We believe that Dr. May is qualified to serve on our Board based on his years of experience in tissue engineering and the fields of stem cell research and regenerative medicine.

Michael D. West, Ph.D., 67, joined the Board of Directors during January 2017 and has served as our Chief Executive Officer since that date. Dr. West was appointed Chief Executive Officer of Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.) during October 2007 and then served as Co-Chief Executive Officer from October 2015 until September 2018. Dr. West also served as interim President and Chief Executive Officer of Asterias Biotherapeutics, Inc. from April 2014 to June 2014, and as Vice President of Technology Integration of Asterias until December 2015. Dr. West served as a director of: Lineage from 2002 until September 2018; Asterias from 2012 until September 2018; and OncoCyte Corporation from 2013 to 2016. Prior to becoming Chief Executive Officer of Lineage, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Ocata Therapeutics, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998, he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. from Rensselaer Polytechnic Institute in 1976, an M.S. in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging. Dr. West is an internationally renowned pioneer and expert in stem cell research, and we believe that he is qualified to serve on our Board based on his years of executive experience in the fields of stem cell research and regenerative medicine.

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

Audit Committee

We have established an Audit Committee of the Board of Directors. The members of the Audit Committee are Annalisa Jenkins and Michael May, each of whom qualifies as being “independent” under Section 8.03(A) and 8.03(B) of the NYSE American Company Guide and under Rule 10A-3 of the Exchange Act. John Mauldin also served as a member of the Audit Committee during 2020. Annalisa Jenkins is the Chair of the Audit Committee. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and stockholders who beneficially own 5% or more of any class of our voting securities. We have adopted a written charter for our Audit Committee which we have posted on our website at www.agexinc.com. The Board of Directors has also determined that Dr. Jenkins is “financially sophisticated” within the meaning of the rules and regulations of the NYSE American and qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of the SEC and the NYSE American.

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

Executive Officers

Our executive officers are Michael D. West, Chief Executive Officer; Andrea E. Park, Chief Financial Officer; Nafees Malik, Chief Operating Officer; and Hal Sternberg, Vice President of Research.

Andrea E. Park, 49, was appointed as Chief Financial Officer of AgeX Therapeutics, Inc. in May 2020 and previously served as AgeX’s VP of Finance and Controller since October 2019. Ms. Park’s career spans over 24 years of public accounting and finance experience. Before joining AgeX, Ms. Park served as VP of Finance and Controller from June 2016 to September 2019 and as Corporate Controller from February 2005 to June 2016 for Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.). While at Lineage, Ms. Park was directly involved in the accounting and financial reporting of the public spin off and eventually the deconsolidation of three of its then subsidiaries including Asterias Biotherapeutics, Inc., Oncocyte Corporate and AgeX. Earlier in her career she has worked in the audit and assurance practice at Deloitte. Ms. Park has a B.A. in Business Economics with Concentration in Accounting from the University of California, Santa Barbara.

Nafees N. Malik, MBChB, MPhil, 43, was appointed as our Chief Operating Officer during October 2018. He was also appointed Head of Cell and Gene Therapy at Juvenescence UK Ltd during October 2018. He founded and was managing director of Asklepian Consulting Limited from June 2013 where he focused on the strategic and commercial analysis of cell and gene therapies and regenerative medicine. Dr. Malik received his medical degree from the University of Liverpool and his Master of Philosophy degree in Bioscience Enterprise from the University of Cambridge.

Hal Sternberg, Ph.D., 67, was appointed Vice President of Research in August 2017. Prior to serving in that role, Dr. Sternberg was Vice President of Research of Lineage for over 25 years and was one of Lineage co-founders. Prior to co-founding and joining Lineage, Dr. Sternberg held various positions at the University of California at Berkeley from 1982 to 1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg holds a M.S. in Chemistry and Ph.D. in Biochemistry from the University of Maryland.

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

To our knowledge, based solely on our review of the copies of Forms, 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2020, except that a Form 3 was filed late by Andrea E. Park, who was appointed AgeX’s Chief Financial Officer in May 2020, and 4 Form 4s were filed late by Juvenescence, AgeX’s largest shareholder.

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

The following table shows certain information relating to the compensation of our Chief Executive Officer and the two highest paid individuals who were serving as executive officers at year end and in each case whose total compensation exceeded $100,000 during 2020. We refer to these individuals as our “Named Executive Officers.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our Named Executive Officers in respect of their service to the Company for the fiscal years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary		Bonus		Option Awards(1)		All Other Compensation(2)	Total
Michael D. West	2020	$546,782		$-		$-		$14,250	$561,032
Chief Executive Officer	2019	543,054		-		484,647	(3)	14,000	1,041,701

Andrea Park (4)	2020	264,144		-		160,520	(5)	13,207	437,871
Chief Financial Officer	2019	65,000		-		25,889	(5)	3,250	94,139

Nafees Malik (6)	2020	282,272	(7)	-		-		-	282,272
Chief Operating Officer	2019	279,540	(7)	50,000	(7)	189,453		-	518,993

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

One fourth of the options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of AgeX or its subsidiaries.

(2)	Amounts represent 401(k) matching contributions by us for the periods presented unless described otherwise.

(3)	Dr. West’s equity awards in 2019 reflect the fair value of 100,000 stock options and 50,000 restricted stock units.

(4)	Ms. Park was appointed as Chief Financial Officer of AgeX Therapeutics, Inc. in May 2020 and previously served as AgeX’s VP of Finance and Controller since October 2019.

(5)	Ms. Park’s equity awards in 2020 reflect the fair value of 300,000 stock options awarded upon the appointment as Chief Financial Officer in May 2020. The 2019 equity award reflect the fair value of 20,000 stock options in October 2019 at which time she was hired as AgeX’s VP of Finance and Controller.

(6)	Dr. Malik has served as our Chief Operating Officer as a consultant through Juvenescence since October 2018. Dr. Malik is an employee of Juvenescence and has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services.

(7)	Amounts represent consulting fees and bonus payments made to Juvenescence for Dr. Malik.

Employment Agreements and Change of Control Provisions

Michael D. West

We have entered into an employment agreement with our Chief Executive Officer Michael D. West, effective October 18, 2018 (the “West Employment Agreement”). Pursuant to the West Employment Agreement, Dr. West’s annual base salary was initially set at $525,000. Under the West Employment Agreement, Dr. West is eligible to earn an annual incentive cash bonus with a target of no less than 50% of annual base salary. Actual bonus amounts will be based on Dr. West’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

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

Under the West Employment Agreement, Dr. West has agreed to certain covenants regarding confidential information and assignment of inventions, as well as a covenant not to solicit our employees during Dr. West’s employment with us and for one year thereafter. The West Employment Agreement also includes a covenant not to compete with us during his employment. In the event of Dr. West’s resignation or termination from AgeX for any reason, Dr. West has agreed to promptly resign from the Board of Directors of AgeX and any of its subsidiaries.

Andrea E. Park

We have entered into an employment agreement with our Chief Financial Officer Andrea E. Park, effective May 15, 2020 (the “Park Employment Agreement”). Pursuant to the Park Employment Agreement, Ms. Park’s annual base salary was initially set at $265,000. Under the Park Employment Agreement, Ms. Park is eligible to earn an annual incentive cash bonus with a target of no less than 40% of annual base salary. Actual bonus amounts will be based on Ms. Park’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

Under the Park Employment Agreement, Ms. Park has been granted options to purchase 300,000 shares of our common stock with an exercise price of $0.738 per share, with one fourth of the options vesting following 12 full months of continuous service as an employee of AgeX, measured from the date of grant, and the balance vesting in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX. Such options expire on the earliest of (1) 10 years from the date of grant, (2) three months after Ms. Park’s ceases to provide continuous service to us (other than due to death or disability) or (3) one year after Ms. Park ceases to provide continuous service to us due to death or disability.

Severance and Change of Control Arrangements for Dr. West and Ms. Park

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

If we terminate Ms. Park’s employment without “cause” or he resigns for “good reason” at any time, she will be entitled to (1) 9 months base salary, (2) all accrued but unpaid salary earned prior to or as of the date of termination or resignation, (3) full payment of Ms. Park’s target bonus due for such year and (4) for a period of six months, all benefits under any health insurance plan of AgeX. In addition, if we terminate Ms. Park’s employment without “cause” or she resigns for “good reason,” (1) all of Ms. Park’s outstanding equity awards that would otherwise have vested during the 12 months following termination or resignation will become fully vested and exercisable immediately and (2) with respect to any outstanding vested but unexercised options, the exercise period following termination or resignation will be extended to the earlier of the (A) 9 months after termination or (B) the natural expiration date of the applicable option. If we terminate Ms. Park’s employment without “cause,” or she resigns for “good reason,” following a “Change of Control,” (1) Ms. Park will be entitled to all of the benefits and payments that he would have been entitled to if her employment had been otherwise terminated without “cause” or if she resigned for “good reason,” as set forth above, and (2) all of Ms. Park’s unvested options and restricted stock units, if any, will become fully vested and exercisable immediately. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of Ms. Park’s salary while employed by us. In order to receive the severance benefits, Ms. Park must execute a general release of all claims against us.

“Change of Control,” as defined in the West Employment Agreement means any one of the following:

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

Equity Awards Outstanding at December 31, 2020

The following table summarizes certain information concerning outstanding stock options granted by us under our 2017 Equity Incentive Plan (the “Incentive Plan”) and the stock option plans of certain of our subsidiaries and held by our Named Executive Officers as of December 31, 2020.

AgeX and Subsidiary Option and Stock Awards
Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Shares or Units of Stock that have Not Vested
Michael D. West	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	43,750	56,250	(1)	$4.28	March 10, 2029	-		-
		270,833	229,167	(2)	$3.00	October 17, 2028	-		-
		660,000	-		$2.00	October 9, 2027	-		-
		-	-		-	-	28,125	(3)	$120,375

Andrea E. Park(4)	AgeX Therapeutics, Inc.	-	300,000	(5)	$0.738	May 20, 2030	-		-
	2017 Equity Incentive Plan	5,833	14,167	(6)	$1.77	September 30, 2029	-		-

Nafees Malik	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	30,625	39,375	(1)	$4.28	March 10, 2029	-		-
		189,583	160,417	(2)	$3.00	October 17, 2028	-		-

(1)	One fourth of the options vested on March 11, 2020, and the balance of the options will vest in 36 equal monthly installments thereafter, based upon the completion of each month of continuous service as an employee, director or consultant of AgeX or a subsidiary.

(2)	One fourth of the options vested on October 17, 2019, and the balance of the options will vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee or director of AgeX or any subsidiary.

(3)	The RSUs were granted under AgeX’s 2017 Equity Incentive Plan on March 11, 2019, at which time the closing price on the NYSE American was $4.28 per share. The RSUs are subject to time-based vesting over a 4 year period with the first 25% vesting on the first anniversary of the date of grant, and the remainder vesting in equal quarterly installment over the remaining 3 years based upon Dr. West’s continuous service as an employee of AgeX or a subsidiary on the applicable vesting date, but the RSUs must be reported here at the aggregate grant date fair value, as if the RSUs were fully vested at the date of grant. Each RSU represents a contingent right to receive one share of AgeX common stock.

(4)	Ms. Park was appointed as Chief Financial Officer of AgeX Therapeutics, Inc. in May 2020 and previously served as AgeX’s VP of Finance and Controller since October 2019.

(5)	One fourth of the options will vest on May 20, 2021, and the balance of the options will vest in 36 equal monthly installments thereafter, in each case based upon Ms. Park’s continuous service as an employee of AgeX or a subsidiary on the applicable vesting date.

(6)	One fourth of the options vested on October 1, 2020, and the balance of the options will vest in 36 equal monthly installments thereafter, based upon the completion of each month of continuous service as an employee of AgeX or a subsidiary.

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

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2020 and who were not our employees on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Gregory Bailey	$60,000	$-	$-	$60,000
Annalisa Jenkins	$50,000	$-	$-	$50,000
John Mauldin (2)	$7,869	$-	$-	$7,869
Michael May	$36,921	$-	$-	$36,921

(1)	There were no stock option awards made to members of the Board of Directors during the year ended December 31, 2020.

(2)	Mr. Mauldin resigned from our Board of Directors on March 12, 2020. Mr. Mauldin held 100,000 vested stock options that expired 90 days after the date of his resignation.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning beneficial ownership of our common stock, as of March 14, 2021 by each stockholder known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock. Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G. Except as otherwise noted in the notes to the table below, each person or entity identified in the table below has sole voting and investment power with respect to the securities owned by such person or entity. Beneficial ownership is determined in accordance with the rules of the SEC.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total

Juvenescence Limited 4th Floor, Viking House Nelson Street Isle of Man IM1 2A	23,699,755 (1)	52.73%

Broadwood Partners, L.P. Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, NY 10019	3,003,446 (2)	7.97%

(1)	Includes 3,512,098 shares that may be acquired upon the exercise of common stock purchase warrants and additional 3,740,157 shares that may be acquired through the conversion of the current amounts outstanding under the Loan Agreements into shares of AgeX common stock at an assumed conversion price of $2.54 per share based on the closing price of AgeX common stock on the NYSE American on February 11, 2021, but subject to the “19.9% Cap” and the “50% Cap” provisions of the 2019 Loan Agreement discussed in Item 13 below under “Certain Relationships and Related Transactions, and Director Independence — 2019 Loan Facility Agreement and Warrant Agreement -- Amendment to Loan and Registration Rights Agreements” limiting the loan amount that can be converted into AgeX common stock without stockholder approval.

(2)	Includes 2,997,156 shares owned by Broadwood Partners, L.P. and 6,290 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. have disclaimed beneficial ownership of the shares owned by Broadwood Partners, L.P. except to the extent of their respective pecuniary interests in such shares.

Security Ownership of Management

The following table sets forth information as of March 14, 2021 concerning beneficial ownership of common shares known by us by each member of the Board of Directors, all Named Executive Officers, and all executive officers and directors as a group. Except as otherwise noted in the notes to the table below, each person or entity identified in the table below has sole voting and investment power with respect to the securities owned by such person or entity. Beneficial ownership is determined in accordance with the rules of the SEC.

Name	Number of Shares	Percent
Michael D. West (1)	1,059,106	2.74%
Andrea Park (2)	8,267	*
Nafees Malik (3)	256,667	*
Gregory Bailey (4)	100,000	*
Annalisa Jenkins (4)	100,000	*
Michael May (4)	26,534	*
Directors and Executive Officers as a Group (7 persons) (5)	1,600,915	4.08%

*Less than 1%

(1)	Includes 1,026,667 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 day. Excludes 233,333 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 25,000 Restricted Stock Units that are not presently vested and will not vest within 60 days.

(2)	Includes 7,916 shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 312,084 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Ms. Park was appointed as Chief Financial Officer on May 15, 2020.

(3)	Entirely shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 163,333 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Entirely shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable.

(5)	Includes 1,567,992 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 723,542 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days and 25,000 Restricted Stock Units that are not presently vested and will not vest within 60 days.

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

Compensation of Our Chief Operating Officer

Since October 2018, AgeX’s Chief Operating Officer, Nafees Malik, who is an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services on an agreed upon fixed annual rate of $272,000 from October 18, 2018 through March 10, 2019 and $283,000 from March 11, 2019 through December 31, 2020. Additionally, Dr. Malik received a $50,000 bonus in March 2019. As of December 31, 2020 AgeX had accrued approximately $71,000 payable to Juvenescence for Dr. Malik’s services rendered.

2019 Loan Facility Agreement and Warrant Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. As of December 31, 2020, AgeX drew $2.0 million of the line of credit, of which $0.2 million was drawn during 2020.

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

As consideration for the line of credit under the Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. The exercise price of these warrants is $2.60 per share, which was the volume weighted average price on the NYSE American (VWAP) of AgeX common stock over the twenty trading days prior to the date the warrants were issued. The warrants will expire at 5:00 p.m. New York Time three years after the date of issue. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

AgeX entered into a Registration Rights Agreement to register the 19,000 shares issuable under the Loan Agreement and the 150,000 warrants and underlying shares for resale under the Securities Act, as discussed below under “Registration Rights Agreements.”

Amendment to Loan and Registration Rights Agreements

On February 10, 2021, AgeX entered into an amendment (the “Amendment”) to the Loan Agreement. The Amendment extends the maturity date of loans under the Loan Agreement to February 14, 2022 and increases the amount of the loan facility from $2.0 million to $6.0 million, of which AgeX has previously borrowed $2.0 million. All loans in excess of the initial $2.0 million that AgeX previously borrowed are subject to Juvenescence’s discretion. Additional loans, if made, will be in denominations of $1.0 million. AgeX may not draw down funds after the Repayment Date in February 2022 or if an “Event of Default” under the Loan Agreement has occurred and is continuing.

The Amendment also grants Juvenescence the right to convert the principal amount of outstanding loans under the Loan Agreement, as amended, into shares of AgeX common stock at the Market Price as defined in the Amendment. The Amendment places certain limits on the number of shares that may be issued upon conversion of outstanding loan amounts by Juvenescence, or by AgeX under AgeX’s loan conversion rights, if under the rules of the NYSE American or any other national securities exchange on which AgeX common stock may be listed, approval by AgeX stockholders would be required in connection with the issuance of the shares. Under those limits (a) the number of shares of common stock that may be issued upon conversion of any loan advance, at a conversion price that is lower than the market price of AgeX common stock at the time of funding the applicable advance being converted, may not exceed 19.9% of the shares outstanding at August 13, 2019 (the “19.9% Cap”), and (b) no advances may be converted into common stock in an amount that would cause Juvenescence’s ownership of AgeX common stock to equal or exceed 50% of the number of shares of AgeX common stock then outstanding (the “50% Cap”).

AgeX will pay Juvenescence an Origination Fee in the amount of $160,000 upon the earlier of the repayment of the loan by AgeX or the conversion of the loan balance into AgeX common stock by Juvenescence or by AgeX. The Origination Fee will be paid in shares of AgeX common stock rather than cash if AgeX exercises its right to convert the Loan into shares of common stock, or if Juvenescence elects to convert the loan in shares of common stock and elects to receive the Origination Fee in AgeX common stock.

In connection with the Amendment, AgeX entered into Amendment No. 2 to its Registration Rights Agreement with Juvenescence to include among the shares of AgeX common stock to which Juvenescence has registration rights any shares of common stock that may be issued to Juvenescence upon conversion of the loans under the 2019 Loan Agreement, as amended, or under the 2020 Loan Agreement, as discussed below under “Registration Rights Agreements.”

2020 Loan Agreement and New Warrant Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described below, except that (a) all loans to AgeX under the 2020 Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1.0 million in any single draw, (c) in lieu of accrued interest, AgeX will issue to Juvenescence 28,500 shares of AgeX common stock when AgeX has borrowed an aggregate of $3.0 million under the 2020 Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023, (f) if AgeX requests additional loans after making the first two draws of funds under the 2020 Loan Agreement, a Security and Pledge Agreement (the “Security Agreement”) will go into effect granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries will guarantee AgeX’s obligations under the 2020 Loan Agreement if AgeX makes more than two draws of funds under the 2020 Loan Agreement and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the 2020 Loan Agreement into shares of AgeX common stock at the Market Price as defined in the 2020 Loan Agreement. Further, in addition to the Events of Default described herein, additional Events of Default will arise under the 2020 Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the 2020 Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

On July 21, 2020, AgeX and Juvenescence entered into an amendment to the 2020 Loan Agreement that waived (i) certain provisions requiring that, as a condition to the funding of a third draw of funds, AgeX and the Guarantor Subsidiaries execute a Security Agreement and related documents pledging certain assets as collateral, and (ii) certain provisions providing that the Guarantor Subsidiaries would guarantee AgeX’s obligations under the 2020 Loan Agreement, in each case subject to an acknowledgement by AgeX and the Guarantor Subsidiaries that Juvenescence may, in its discretion, condition any advances under the 2020 Loan Agreement subsequent to the third draw of funds on the receipt of such collateral agreements and guarantees. In addition, the 2020 Loan Agreement and the related Warrant Agreement were amended to place certain limits on the number of shares that may be issued to Juvenescence upon conversion of outstanding loan amounts or exercise of the warrants, in order to comply with applicable NYSE American listing requirements.

Through January 31, 2021, AgeX drew a total of $7.5 million against the $8.0 million line of credit. AgeX may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. AgeX may not draw down funds if an “Event of Default” under the 2020 Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1.0 million in any single draw. In accordance with the terms of the 2020 Loan agreement, AgeX issued to Juvenescence 28,500 shares of AgeX common stock on July 27, 2020.

Each time AgeX receives an advance of funds under the New, AgeX will issue to Juvenescence a number of New Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price will be the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date of the applicable notice from AgeX requesting a draw of funds that triggers the obligation to issue New Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on the OTC Bulletin Board or similar quotation system averaged over twenty consecutive trading days. The exercise price of the New Warrants will be the applicable Market Price. The New Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

AgeX issued warrants to purchase 3,362,098 shares of AgeX common stock for the $7.5 million of loans drawn on various dates through January 2021. The exercise prices of these warrants range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notice. The warrants will expire at 5:00 p.m. New York time three years after the date of issue. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

AgeX entered into an amendment to its Registration Rights Agreement to include the 28,500 shares issuable under the 2020 Loan Agreement and the New Warrants and underlying shares as registrable securities under the Registration Rights Agreement. See “Registration Rights Agreements” below.

Registration Rights Agreements

We have entered into certain Registration Rights Agreements pursuant to which we have agreed to register for sale under the Securities Act all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement, and shares that they may acquire through the conversion of loans to us, including principal and accrued interest, under the 2019 Loan Agreement and 2020 Loan Agreement, and the amount of a loan Origination Fee under the 2019 Loan Agreement, as amended. We have filed a registration statement on Form S-3 for offerings on a delayed or continuous basis covering 16,447,500 shares of our common stock held by Juvenescence and 3,248,246 shares of our common stock that may be issued upon the exercise of certain common stock purchase warrants held by Juvenescence. Juvenescence retains the right to require us to register additional shares of our common stock that they may acquire through the exercise of warrants or the conversion of loans and the Origination Fee under the 2019 Loan Agreement, as amended, and the 2020 Loan Agreement, as amended. We are obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. We have also agreed to register for sale under the Securities Act certain shares of common stock beneficially owned by our former director John Mauldin under similar terms.

Director Independence

Gregory Bailey, Annalisa Jenkins, and Michael May qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. John Mauldin who served as director during 2019 and a portion of 2020 also was independent under that standard. Mr. Mauldin stepped off the Board of Directors during March 2020. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration during the last fiscal year for serving as directors except as disclosed under “Compensation of Directors” in Item 11 of this Report. None of the independent directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

Michael D. West does not qualify as “independent” because he serves as our President and Chief Executive Officer. Gregory Bailey does not meet the independence standard for service on the Audit Committee under Exchange Act Rule 10A-3 because he is the Chief Executive Officer of Juvenescence Limited, which is our largest stockholder and beneficially owns more than 52% of our common stock.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) has served as our independent registered public accountants since October 2017, and audited our annual financial statements for the fiscal years ended December 31, 2020 and 2019.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2020 and 2019 by OUM:

	2020	2019
Audit Fees (1)	$285,000	$288,000
Audit Related Fees (2)	28,000	-
Total Fees	$313,000	$288,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Registration Statement on Form 10 and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2020 and 2019, 100% of the fees paid to OUM were approved by the Audit Committee or by our Board of Directors prior to the appointment of our Audit Committee.

PART IV

Item 15. Financial Statement and Exhibits

(a) Financial Statements.

The following financial statements of AgeX are filed in this Report:

(b) Exhibits.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc. #+ (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

2.2	Agreement and Plan of Merger, dated March 6, 2021, by Atlas Capital Partners Limited, GCLMS Acquisition Corporation, LifeMap Sciences, Inc. and AgeX Therapeutics, Inc. (Incorporated by Reference to AgeX Therapeutics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021)

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-2 filed with the Securities and Exchange Commission on August 30, 2018)

4.2	Warrant dated August 13, 2019 (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

4.3	Form of Warrant included in Warrant Agreement dated March 30, 2020 (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

4.4	Description of Securities (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

10.1	Asset Contribution and Separation Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. #. (Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.2	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.# (Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.3	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019).

10.4	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.5	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.6	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.7	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement (Incorporated by reference to AgeX Therapeutics, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 30, 2019)

10.8	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.9	First Amendment, dated November 8, 2017, to License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.10	Sublicense Agreement, dated August 17, 2017, by and among OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.11	First Amendment, dated November 8, 2017, to Sublicense Agreement, dated August 17, 2017, between OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.12	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.13	Employee Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.14	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017 (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.15	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.16	Form of Registration Rights Agreement. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.17	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc. # (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-1 filed with the Securities and Exchange Commission on July 19, 2018)

10.18	Employment Agreement, by and between AgeX Therapeutics, Inc. and Michael D. West, dated October 18, 2018. (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) A-3 filed with the Securities and Exchange Commission on October 22, 2018)

10.19	Loan Facility Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.20	Warrant Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.21	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2019)

10.22	Secured Convertible Facility Agreement, dated March 30, 2020, by and among AgeX Therapeutics, Inc., ReCyte Therapeutics, Inc., Reverse Bioengineering, Inc., and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

10.23	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

10.24	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

10.25	Employment Agreement, by and between AgeX Therapeutics, Inc. and Andrea E. Park, dated May 15, 2020 (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.26	First Amendment to Secured Convertible Facility Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.27	First Amendment to Warrant Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.28	Second Amendment to Secured Convertible Facility Agreement, dated November 12, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020)

10.29	Amendment No. 1 to Loan Facility Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by Reference to AgeX Therapeutics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021)

10.30	Amendment No. 2 to Registration Rights Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by Reference to AgeX Therapeutics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021)

21.1	List of Subsidiaries *

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

*	Filed herewith.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.

+	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2021.

AGEX THERAPEUTICS, INC.

By:	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Signature	Title	Date

/s/ Michael D. West	President and Chief Executive Officer and Director	March 31, 2021
MICHAEL D. WEST	(Principal Executive Officer)

/s/ Andrea E. Park	Chief Financial Officer	March 31, 2021
ANDREA E. PARK	(Principal Financial and Accounting Officer)

/s/ Gregory Bailey	Director	March 31, 2021
GREGORY BAILEY

/s/ Annalisa Jenkins	Director	March 31, 2021
ANNALISA JENKINS

/s/ Michael H. May	Director	March 31, 2021
MICHAEL H. MAY

