Form 10-Q
period 2021-03-31
AgeX Therapeutics, Inc.
filed 2021-05-17
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares common stock outstanding as of May 12, 2021 was 37,935,088 par value $0.0001 per share.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 31, 2021. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “AgeX,” “our” or “we” mean AgeX Therapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Disposition and deconsolidation of LifeMap Sciences, Inc. effective March 15, 2021

On March 6, 2021, AgeX and its majority-owned subsidiary LifeMap Sciences, Inc. (LifeMap Sciences) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Capital Partners Limited, a British Virgin Islands company limited by shares (“Atlas”), and GCLMS Acquisition Corporation (“GCLMS”), a Delaware corporation that was a wholly-owned subsidiary of Atlas. On March 15, 2021, the merger was completed pursuant to the terms of the Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of a $500,000 cash payment for all shares of LifeMap Sciences common stock in the aggregate (the “Merger Consideration”), with each LifeMap Sciences shareholder’s pro rata portion of the Merger Consideration to be determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the Merger Agreement, $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

The results of operations and cash flows for LifeMap Sciences are reported as discontinued operations for all periods presented in our consolidated financial statements.

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under applicable generally accepted accounting principles due to the disposition of LifeMap Sciences on that date.

The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX's tax basis in the subsidiary.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at March 31, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s unaudited consolidated statements of operations for the three months ended March 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three months ended March 31, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

The deconsolidation of LifeMap Sciences is sometimes referred to as the “LifeMap Deconsolidation” in this Report.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$809	$527
Accounts and grants receivable, net	48	326
Prepaid expenses and other current assets	1,285	1,430
Total current assets	2,142	2,283

Deposits and other long-term assets	50	50
Intangible assets, net	968	1,592
TOTAL ASSETS	$3,160	$3,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,198	$1,656
Loan due to Juvenescence, net of debt issuance cost, current portion	2,020	1,960
Related party payables, net	71	71
Deferred revenues, current portion	-	275
Paycheck Protection Program Loan	-	436
Insurance premium liability and other current liabilities	640	959
Total current liabilities	3,929	5,357

Loan due to Juvenescence, net of debt issuance cost, net of current portion	5,334	3,900
Deferred revenues, net of current portion	-	64
TOTAL LIABILITIES	9,263	9,321

Commitments and contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; and 37,935 and 37,691 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	93,095	91,810
Accumulated other comprehensive income	-	143
Accumulated deficit	(99,161)	(97,073)
AgeX Therapeutics, Inc. stockholders’ deficit	(6,062)	(5,116)
Noncontrolling interest	(41)	(280)
Total stockholders’ deficit	(6,103)	(5,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,160	$3,925

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Grant revenues	46	86
Other revenues	10	3
Total revenues	56	89

Cost of sales	(3)	(1)

Gross profit	53	88

Research and development	324	1,221
General and administrative	2,022	1,875
Total operating expenses	2,346	3,096

Gain on deconsolidation of LifeMap Sciences (see Note 3)	106	-

Loss from continuing operations before interest and other income (expense), net	(2,187)	(3,008)

Interest expense, net	(243)	(30)
Other income, net	437	5
Loss from continuing operations	(1,993)	(3,033)

Loss from discontinued operations (see Note 3)	(103)	(189)

NET LOSS	(2,096)	(3,222)
Net loss attributable to noncontrolling interest from continuing operations	1	-
Net loss attributable to noncontrolling interest from discontinued operations	7	35

NET LOSS ATTRIBUTABLE TO AGEX	$(2,088)	$(3,187)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.05)	$(0.08)
Discontinued operations	(0.01)	(0.00)
	(0.06)	(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,729	37,651

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(1,992)	$(3,033)
Loss from discontinued operations	(96)	(154)
NET LOSS ATTRIBUTABLE TO AGEX	(2,088)	(3,187)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(2,096)	$(3,222)
Other comprehensive expense, net of tax:
Foreign currency translation adjustments from discontinued operations	(143)	(25)
COMPREHENSIVE LOSS	(2,239)	(3,247)
Less: Comprehensive loss attributable to noncontrolling interest	8	35
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,231)	$(3,212)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(1,992)	$(3,031)
Net loss attributable to noncontrolling interest	(1)	-
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (see Note 3)	(106)	-
Forgiveness of Paycheck Protection Program Loan and accumulated interest	(437)	-
Depreciation expense	-	123
Amortization of intangible assets	33	33
Amortization of right-of-use asset	-	104
Amortization of debt issuance cost	267	47
Stock-based compensation	178	252
Changes in operating assets and liabilities:
Accounts and grants receivable, net	105	11
Prepaid expenses and other current assets	117	201
Accounts payable and accrued liabilities	(346)	345
Related party payables		117
Insurance premium liability	(304)	(314)
Other current liabilities	(54)	(128)
Net cash used in operating activities from continuing operations	(2,540)	(2,240)
Net cash provided by (used in) operating activities from discontinued operations (see Note 3)	(90)	176
Net cash used in operating activities	(2,630)	(2,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences	466	-
Purchase of equipment	-	(4)
Net cash provided by (used in) investing activities from continuing operations	466	(4)
Deconsolidation of cash and cash equivalents from discontinued operations (see Note 3)	(50)	-
Net cash provided by (used in) investing activities	416	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facility from Juvenescence	2,000	200
Proceeds from the issuance of common stock	496	-
Partial collection on loan due from LifeMap Sciences	250	-
Repayment of financing lease liability	-	(15)
Net cash provided by financing activities from continuing operations	2,746	185
Partial payment on loan due to AgeX from discontinued operations (see Note 3)	(250)	-
Net cash provided by financing activities	2,496	185

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	(1)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	282	(1,884)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	577	2,452
At end of the period	$859	$568

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

AgeX’s proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows AgeX to utilize telomerase-expressing regenerative pluripotent stem cells (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. AgeX’s main technology platforms and product candidates are:

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

Emerging Growth Company

AgeX is an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012.

Disposition and deconsolidation of LifeMap Sciences

As discussed in Note 3, On March 6, 2021, AgeX and its majority-owned subsidiary LifeMap Sciences, Inc. (“LifeMap Sciences”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Capital Partners Limited, a British Virgin Islands company limited by shares (“Atlas”), and GCLMS Acquisition Corporation (“GCLMS”), a Delaware corporation that was a wholly-owned subsidiary of Atlas. On March 15, 2021, the merger was completed pursuant to the terms of the Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of a $500,000 cash payment for all shares of LifeMap Sciences common stock in the aggregate (the “Merger Consideration”), with each LifeMap Sciences shareholder’s pro rata portion of the Merger Consideration to be determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the Merger Agreement, $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Accordingly, AgeX has deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from AgeX, effective March 15, 2021 (the “LifeMap Deconsolidation”), in accordance with Accounting Standards Codification, or ASC 810-10-40-4(c), Consolidation. See Note 3 to AgeX’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Going Concern

AgeX primarily finances its operations through sales of its common stock, loans from its largest stockholder Juvenescence Limited (“Juvenescence”), and research grants. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $99.2 million as of March 31, 2021. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have made certain adjustments to AgeX’s operating plans and budgets, including the staff reductions discussed below, to reduce its projected cash expenditures to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.8 million as of March 31, 2021 plus the loan facility by Juvenescence to advance up to an additional $4.5 million to AgeX for operating capital discussed in Note 5, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

Staff Reductions and Elimination of Laboratory Facilities Lease

During April 2020, AgeX initiated staff layoffs that affected 11 research and development personnel. AgeX paid approximately $105,000 in accrued payroll and unused paid time off and other benefits and recognized approximately $195,000 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance and other employee termination benefits. The staff reductions followed AgeX’s strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets resulting from the COVID-19 pandemic.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Principles of consolidation

AgeX’s condensed consolidated interim financial statements include the accounts of its subsidiaries and certain research and development departments. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ deficit on AgeX’s condensed consolidated balance sheets.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at March 31, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

AgeX’s unaudited consolidated statements of operations for the three months ended March 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three months ended March 31, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

AgeX has one operating subsidiary, ReCyte Therapeutics, Inc. (“ReCyte”). ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

During the first quarter of 2018, AgeX adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606. AgeX’s largest source of revenue was sourced from subscription and advertisement revenues generated by LifeMap Sciences prior to the LifeMap Deconsolidation.

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

Subscription and advertisement revenues – LifeMap Sciences sells subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database. LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. These licenses were deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue was recognized over a period of time, which was generally the subscription period. Payments were typically received at the beginning of a subscription period and revenue was recognized according to the type of subscription sold. For subscription contracts in which the subscription term commenced before a payment was due, LifeMap Sciences recorded an accounts receivable because the subscription was earned over time and billed the customer according to the contract terms. LifeMap Sciences deferred subscription revenues primarily represented subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date reported.

LifeMap Sciences has licensed from third parties the databases and software it commercializes and has a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in operating loss from discontinued operations on the consolidated statements of operations when the cash is received and the royalty obligation is incurred as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

For the period three months ended March 31, 2021 and 2020, LifeMap Sciences recognized $267,000 and $338,000, respectively in subscription and advertisement revenues which are included in operating loss from discontinued operations. The LifeMap Sciences revenues for the three months ended March 31, 2021 are for revenues earned through March 15, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3 for further information on the disposition and deconsolidation of LifeMap Sciences.

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

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provided funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the three month ended 2020, AgeX incurred approximately $25,000, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under the grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the three months ended March 31, 2021 and 2020, AgeX incurred approximately $46,000 and $61,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of March 31, 2021, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three months ended March 31, 2021 and 2020, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	2,851	2,846
Warrants (1)	3,431	150
Restricted stock units	27	47

(1)	AgeX issued Juvenescence warrants to purchase 3,512,098 shares of AgeX common stock as consideration for the line of credit under the Loan Agreements discussed in Note 5.

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

AgeX’s sublease of its office and laboratory facility, which commenced on April 2, 2019 and ended on December 31, 2020, was subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net and operating lease liability on its balance sheet in accordance with ASC 842 up until the lease terminated on December 31, 2020 (see Note 10). During 2020, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties. These subleases are not accounted for under ASC 842 as amounts are not material and or the sublease periods are under one year.

On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. This lease is not subject to ASC 842.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation of discontinued operations. Certain financial information is presented on a rounded basis, which may cause minor differences.

Recently adopted accounting pronouncement

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The new standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. AgeX adopted this standard as of January 1, 2021 and it did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to AgeX that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2020.

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new standard simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. For AgeX, which qualifies as a smaller reporting company, the amendments in the new standard are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. AgeX adopted this standard as of January 1, 2021 and it is not expected to have a material impact on the consolidated financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision or its condensed consolidated financial statements. As described in Note 10, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act.

3. Disposition and Deconsolidation of LifeMap Sciences

Discontinued Operations

On March 6, 2021, AgeX and LifeMap Sciences entered into the Merger Agreement with Atlas and GCLMS. On March 15, 2021, the merger was completed pursuant to the terms of the Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of the $500,000 total Merger Consideration, with each LifeMap Sciences shareholder’s pro rata portion of the Merger Consideration determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the Merger Agreement, $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

The results of operations and cash flows for LifeMap Sciences are reported as discontinued operations under US generally accepted accounting principles in accordance with ASC 205-20 Discontinued Operations for all periods presented in our consolidated financial statements. AgeX will not have any continuing involvement in LifeMap Sciences subsequent to the consummation of the merger on March 15, 2021. The following table presents the operating results of LifeMap Sciences that have been treated as discontinued operations for the periods presented (unaudited and in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020

Net revenues	$277	$426
Costs, operating and other expenses	(380)	(615)
Loss from discontinued operations	(103)	(189)
Net loss from discontinued operations attributable to noncontrolling interest	7	35

Loss from discontinued operations (1)	$(96)	$(154)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net (gain) loss on sales of businesses and assets. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three month periods ending March 31, 2021 and 2020.

Deconsolidation

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under US generally accepted accounting principles ASC 810-10-40-4 Deconsolidation of a Subsidiary or Derecognition of a Group of Assets due to the disposition of LifeMap Sciences on that date.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at March 31, 2021, due to the LifeMap Deconsolidation on March 15, 2021.

AgeX’s unaudited consolidated statements of operations for the three months ended March 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the LifeMap Deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three months ended March 31, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

AgeX recognized a gain of $106,000 from the LifeMap Deconsolidation. The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX's tax basis in the subsidiary.

4. Selected Balance Sheet Components

Property and equipment, net

At March 31, 2021 and December 31, 2020, property and equipment was comprised of the following (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Equipment, furniture and fixtures	$381	$381
Accumulated depreciation and amortization	(381)	(381)
Property and equipment, net	$-	$-

Depreciation and amortization expense amounted to nil and $227,000 for the three months ended March 31, 2021 and 2020, respectively.

Intangible assets, net

At March 31, 2021 and December 31, 2020, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	March 31, 2021 (unaudited) (1)	December 31, 2020
Intangible assets	$1,312	$5,586
Accumulated amortization	(344)	(3,994)
Total intangible assets, net	$968	$1,592

AgeX recognized $33,000  in amortization expense of intangible assets, included in research and development expenses, for the three months ended March 31, 2021 and 2020. Amortization expense of intangible assets for discontinued operations for the three months ended March 31, 2021 and 2020 amounted to $89,000 and $107,000.

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

Accounts payable and accrued liabilities

At March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities were comprised of the following (in thousands):

	March 31, 2021 (unaudited) (1)	December 31, 2020

Accounts payable	$370	$761
Accrued compensation	212	228
Accrued vendors and other expenses	616	667
Total accounts payable and accrued liabilities	$1,198	$1,656

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

5. Related Party Transactions

Transactions with Juvenescence

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the Loan Agreement described below, except that (a) all loans to AgeX under the 2020 Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX issued to Juvenescence 28,500 shares of AgeX common stock when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023, (f) AgeX agreed to enter into a Security and Pledge Agreement (the “Security Agreement”) granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries agreed to guarantee AgeX’s obligations under the 2020 Loan Agreement, and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the 2020 Loan Agreement into shares of AgeX common stock at the Market Price as defined in the 2020 Loan Agreement. Further, in addition to the Events of Default described herein, additional Events of Default will arise under the 2020 Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the 2020 Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

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

During January 2021, AgeX borrowed an additional $2.0 million under the 2020 Loan Agreement with Juvenescence. Through March 31, 2021, AgeX drew a total of $7.5 million against the $8.0 million line of credit. AgeX may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on the Repayment Date.

AgeX may not draw down funds if an “Event of Default” under the 2020 Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1.0 million in any single draw.

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. As of March 31, 2021, AgeX had drawn the full $2.0 million line of credit.

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

On February 10, 2021, AgeX entered into an amendment (the “Amendment”) to the 2019 Loan Agreement. The Amendment extends the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 and increases the amount of the loan facility by $4.0 million. All loans in excess of the initial $2.0 million under the 2019 Loan Agreement that AgeX previously borrowed are subject to Juvenescence’s discretion. Additional loans, if made, will be in denominations of $1.0 million. No withdrawals were made against the $4.0 million as of March 31, 2021.

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

AgeX has entered into a Registration Rights Agreement, as amended, to use commercially reasonable efforts to register the shares issuable under the Loan Agreement and New Loan Agreement, the warrants issued pursuant to the 2019 Loan Agreement, the New Warrants, and the shares issuable upon the exercise of those warrants, and shares issuable upon conversion of the loans under the 2019 Loan Agreement and 2020 Loan Agreement into common stock (collectively, the “Registrable Securities”) for resale under the Securities Act of 1933, as amended (the “Securities Act”), upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggy-back” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of warrants or shares. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. During January 2021 AgeX registered Registrable Securities consisting of 19,695,746 shares of AgeX common stock.

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of March 31, 2021 and December 31, 2020, AgeX had approximately $71,000 payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

6. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At March 31, 2021 and December 31, 2020, there were 37,935,088 and 37,691,047 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

Through March 31, 2021, as consideration for $7.5 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,362,098 shares of AgeX common stock. AgeX also issued 28,500 shares of AgeX common stock upon receipt of funds from the loan draw made on July 27, 2020. See Note 5.

On August 13, 2019, in lieu of accrued interest under the Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of loan funds. Furthermore, as consideration for the line of credit under the Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. See Note 5.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. Through March 31, 2021, AgeX raised approximately $496,000 in gross proceeds through the sale of shares of common stock under the ATM.

Reconciliation of Changes in Stockholders’ Equity (Deficit)

The following tables provide the activity in stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 (unaudited and in thousands):

	Common Stock					Accumulated	Total
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Other Comprehensive Income	Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)

Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(3)	-	-	-	(3)
Issuance of warrants	-	-	757	-	-	-	757
Stock-based compensation	-	-	182	-	-	-	182
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(2,088)	(8)	-	(2,096)
BALANCE AT MARCH 31, 2021	37,935	$4	$93,095	$(99,161)	$(41)	$-	$(6,103)

	Common Stock					Accumulated	Total
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Other Comprehensive Income	Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	7	-	(5)	-	-	-	(5)
Stock-based compensation	-	-	260	-		-	260
Foreign currency translation adjustment	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	(3,187)	(35)	-	(3,222)
BALANCE AT MARCH 31, 2020	37,656	$4	$88,608	$(89,395)	$364	$44	$(375)

7. Stock-Based Awards

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2020	1,046	2,854	28	$2.51
Options forfeited	14	(14)	-	3.00
Restricted stock units vested	-	-	(3)	-
March 31, 2021	1,060	2,840	25	$2.51
Options exercisable at March 31, 2021		2,035		$2.61

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. No stock options were granted under the Plan during the three months ended March 31, 2021 and 2020.

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$16	$33
General and administrative	162	220
Total stock-based compensation expense – continued operations	$178	$253

Stock-based compensation expense recognized under discontinued operations for the three months ended March 31, 2021 and 2020 amounted to $4,000 and $7,000, respectively. See Note 3.

8. Income Taxes

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss, however, for GILTI, US tax laws are applied to the foreign activity, as a result there was an immaterial inclusion amount. For the three months ended March 31, 2021, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first quarter of 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three months ended March 31, 2021, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the three months ended March 31, 2021.

The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX's tax basis in the subsidiary.

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

9. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$7	$7
Issuance of common stock upon vesting of restricted stock units (Note 6)	$6	$11
Issuance of warrants for debt issuance	$757	$-

10. Commitments and Contingencies

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

In connection with the AgeX Lease, as of December 31, 2019, AgeX incurred $436,000 in tenant improvement expenses that it funded and completed in November 2019. This amount was fully amortized and written off upon lease termination as of December 31, 2020.

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

ASC 842

AgeX adopted ASC 842 in 2019. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity. The right-of-use asset and right-of-use lease liability were fully amortized and written off as of December 31, 2020 upon termination of the AgeX Lease.

There were no future minimum lease commitments as of March 31, 2021.

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The sales agreement between AgeX and Chardan also includes indemnification provisions pursuant to which the parties have agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock through the ATM facility, including liabilities under the Securities Act. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements to date.

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

The principal amount of the PPP loan was subject to forgiveness under the PPP to the extent of PPP loan proceeds that were used to pay expense permitted by the PPP, including payroll, rent, and utilities during the time frame permitted by the PPP. On February 19, 2021, the PPP loan was forgiven in full.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law, retroactively allowing a federal deduction of the expenses that gave rise to the PPP loan forgiveness. California does not allow a deduction for these expenses for publicly traded companies. An analysis has been performed through March 31, 2021 and the appropriate expenses have been disallowed for California income tax purposes, as a result, we do not expect any material changes.

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

On April 15, 2021 AgeX regained compliance with all of the Exchange’s continued listing standards set forth in Part 10 of the Exchange Company Guide. Specially, the Exchange has resolved the continued listing deficiency with respect to Section 1003(a)(i) of the Exchange Company Guide. AgeX however will be subject to normal continued listing monitoring. If AgeX is again determined to be below any of the continued listing standards within 12 months of April 15, 2021, the Exchange may take action, including truncating the compliance procedures described in Section 1009 of the Exchange Company Guide or immediately initiating delisting proceedings.

AgeX intends to make arrangements to have its common stock quoted on the OTC Bulletin Board if its common stock is delisted from the Exchange.

11. Subsequent Events

Additional Draws under the 2019 Loan Agreement as Amended in February 2021

On April 23, 2021, AgeX borrowed an additional $500,000 under the Amended 2019 Loan Agreement with Juvenescence. The outstanding principal balance of the loans under the Amended 2019 Loan Agreement will become due and payable on the Repayment Date on February 14, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While AgeX may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the AgeX estimates change and readers should not rely on those forward-looking statements as representing AgeX views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and AgeX can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of AgeX. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K for the year ended December 31, 2020, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

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

We have a Sponsored Research Agreement with the University of California at Irvine (UCI) for the use of our PureStem technology to derive neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The pace of work on the research project was slowed by COVID-19 safety procedures, but we expect the initial work to be concluded during 2021.

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

Results of Operations

The following comparisons exclude the impact of the operations of LifeMap Sciences which have been presented in our consolidated financial results as discontinued operations (see Note 3 to our condensed consolidated interim financial statements included in this Report and “Discontinued Operations” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of discontinued operations).

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (unaudited and in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	46	86	(40)	(46.5)%
Other revenues	10	3	7	* %
Total revenues	56	89	(33)	(37.1)%
Cost of sales	(3)	(1)	2	* %
Gross profit	$53	$88	$(35)	(39.8)%

* Percentage is not meaningful.

During the three months ended March 31, 2021 and 2020, we recognized income of approximately $46,000 and $86,000, respectively, from grants awarded by the NIH. We expended the full amount available under one of the NIH grants as of March 31, 2020.

Operating Expenses

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. As a result of those staff reductions we paid approximately $105,000 in accrued payroll and unused paid time off and other benefits, and we recognized approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance.

The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$324	$1,221	$(897)	(73.5)%
General and administrative expenses	2,022	1,875	147	7.8%

Research and development expenses

Research and development expenses decreased by approximately $0.9 million to $0.3 million during the three months ended March 31, 2021 from $1.2 million during the same period in 2020. The decrease was primarily attributable to the scaled down research and development related activities following the layoff of 11 employees in May 2020 and shutdown of our lab facilities as of December 31, 2020 following the expiration of our lease agreement. See Note 10 to our condensed consolidated interim financial statements included in this Report.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 increased by $0.1 million to $2.0 million as compared to $1.9 million during the same period in 2020 due to certain non-recurring projects during 2021 offset by a decreases in facilities rent and overhead expenses following the expiration of our office and laboratory lease agreement on December 31, 2020. Effective January 1, 2021, we relocated our principal offices under a one year leased space at a base monthly rent of $947 that includes office space, office furniture rental, janitorial services, utilities and internet service. The composition of the net increase to general and administrative expenses are primarily attributable to increases of: $0.2 million in professional fees for legal services; $0.1 million in consulting expenses; and $0.1 million in insurance expenses. These increases were offset to some extent by decreases of: $0.1 million in personnel related expenses including noncash stock-based compensation expense; $0.1 million in professional fees for accounting services; $0.1 million in travel and lodging expenses, $0.1 million in general office and facilities related expenses and supplies and patent and license maintenance and related legal fees.

Other income (expense), net

Other income, net in 2021 consist primarily of income of $437,000 from forgiveness of our PPP Loan including accrued interest on February 19, 2021, offset by amortization of deferred debt cost to interest expense. Other expense, net in 2020 consists primarily of amortization of deferred debt cost to interest expense.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss, however, for GILTI, US tax laws are applied to the foreign activity, as a result there was an immaterial inclusion amount. For the three months ended March 31, 2021, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first quarter of 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three months ended March 31, 2021, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the three months ended March 31, 2021.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $99.2 million as of March 31, 2021. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility, that will require the deferral of certain work on the development of our product candidates and technologies. We incurred certain expenses arising from the staff reduction, including severance expenses as disclosed in Note 1 to our condensed consolidated financial statements included elsewhere in this Report. However, notwithstanding those adjustments, based on our most recent projected cash flows, and not taking account of the scheduled maturity of loan balances under the 2019 Loan Agreement during February 2022, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the 2019 Loan Agreement and the 2020 Loan Agreement, and the proceeds of up to $12.1  million we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 5 and 11 to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of March 31, 2021, we have borrowed a total of $9.5 million under the 2019 Loan Agreement and 2020 Loan Agreement, but all additional loans to us from the $4.5  million in total of credit amounts that remained available as of March 31, 2021 under those loan agreements are subject to Juvenescence’s discretion and, accordingly, there is no assurance that we will be able to borrow additional funds from Juvenescence when we need funding for our operations. The 2020 Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement. Under the 2020 Loan Agreement, Juvenescence may require AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

During March 2021, in connection with the disposition of our interest in LifeMap Sciences through a cash-out merger, we received $250,000 from LifeMap Sciences as a repayment of a portion of inter-company indebtedness from us. We received gross proceeds of approximately $466,400 from the disposition of our interest in LifeMap Sciences through the cash-out merger.

We may sell up to $ 12.1 million of additional shares of common shares in “at-the-market” transactions through a Sales Agreement with Chardan. We do not have any other committed sources of funds for additional financing.

The availability of financing for AgeX may be adversely impacted by the COVID-19 pandemic which could depress national and international economies and disrupt capital markets, supply chains, and aspects of our operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact our business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside our control. The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of planned operations.

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

Cash used in operating activities

During the three months ended March 31, 2021, our total research and development expenses were $0.3 million and our general and administrative expenditures were $2.0 million. Net loss attributable to us for the three months ended March 31, 2021 amounted to $2.0 million. Net cash used in operating activities from continuing operations during this period amounted to $2.5 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the three months ended March 31, 2021 was primarily attributable to the following: $0.4 million write off of PPP Loan upon forgiveness in full in February 2021; $0.3 million payment of financed insurance premium liability; $0.2 million net change in working capital from operating activities; and $0.1 million gain on the LifeMap Deconsolidation (see Note 3 to our condensed consolidated interim financial statements included in this Report). These expenses were offset to some extent by $0.3 million in amortization of intangible assets and deferred debt issuance costs and $0.2 million in stock-based compensation expense.

Net cash used in operating activities from discontinued operations for the three months ended March 31, 2021 amounted to $90,000.

Cash provided by (used in) investing activities

During the three months ended March 31, 2021, net cash provided by investing activities from continuing operations amounted to $466,400, which AgeX received in cash as its pro rata share of the Merger Consideration in the merger. This is offset by a $50,000 use of cash resulting from the deconsolidation of LifeMap Sciences cash and cash equivalents. See Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Cash provided by financing activities

During the three months ended March 31, 2021, net cash provided by financing activities from continuing operations amounted to $2.7 million, which was attributable to the $2.0 million drawn against the $8.0 million line of credit under the New Loan Agreement entered into with Juvenescence in March 2020, approximately $496,000 gross proceeds raised from the sale of AgeX common shares through at-the-market offerings and collection of $250,000 partial payment of LifeMap Sciences’ indebtedness to us as a pre-requisite to the disposition of our interest in LifeMap Sciences on March 15, 2021.

This is offset by net cash used in financing activities from discontinued operations of $250,000 for partial payment of LifeMap Sciences’ indebtedness to us as aforementioned. See Note 3 to our condensed consolidated interim financial statements included in this Report.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2021 (the “2020 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2020 Form 10-K, except as follows:

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $99.2 million as of March 31, 2021. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses and the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with recent reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2021 our Registration Statement on Form S-3, File No. 333-251988 (the “Registration Statement”), became effective under the Securities Act of 1933, as amended (the “Securities Act”), with respect to an offering of up to $12.6 million of shares of our common stock, par value $0.0001 per share, for our account from time to time in transactions intended to qualify as “at-the-market” transactions as defined in Securities Act Rule 415(a)(4) (the “ATM Offering”). Shares will be sold in the ATM Offering through Chardan Capital Markets LLC (“Chardan”) as “Sales Agent” under a Sales Agreement with us.

The Registration Statement also includes 19,695,746 shares of AgeX common stock registered for sale for the account of Juvenescence. Those shares are not part of the ATM Offering. Juvenescence has informed us that they did not sell any of the shares registered for their account during the three months ended March 31, 2021.

During the three months ended March 31, 2021, we sold 242,200 shares of common stock in the ATM Offering through the Sales Agreement for approximately $495,708 of gross proceeds. The net proceeds from the sale of shares in the ATM Offering during the period were approximately $480,790 after deducting the expenses of the ATM Offering shown in the following table that provides certain information with regard to the fees and expenses we incurred during the period commencing on the effective date of the Registration Statement and ending on March 31, 2021 in connection with the ATM Offering.

Sales Agent fees	$14,871
Other expenses(1)	$47
Total expenses(1)	$14,918

(1) Amounts shown represent a reasonable estimate of expenses incurred.

No payments on account of the expenses shown in the table above were made directly or indirectly to any directors or officers of AgeX or to their associates, to any persons owning ten percent or more of any class of equity securities of AgeX, or to affiliates of AgeX.

All of the net proceeds after deducting total Registration Statement and ATM Offering expenses of approximately $14,918 was used for working capital. The forgoing amounts are estimated amounts. Of the amount used for working capital, approximately $224,300 was used to pay for legal, tax, and audit professional fees, $103,700 for insurance premiums, $58,400 for consulting fees, $37,500 to pay compensation to our directors, and $56,800 in other day to day operating expenses. No other payments of net proceeds of the ATM Offering were made directly or indirectly to any directors or officers of AgeX or to their associates, to any persons owning ten percent or more of any class of equity securities of AgeX, or to affiliates of AgeX.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 23, 2021, AgeX borrowed an additional $500,000 under the Amended 2019 Loan Agreement with Juvenescence. The outstanding principal balance of the loans under the Amended 2019 Loan Agreement will become due and payable on the Repayment Date on February 14, 2022.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated March 6, 2021, by Atlas Capital Partners Limited, GCLMS Acquisition Corporation, LifeMap Sciences, Inc. and AgeX Therapeutics, Inc. (Incorporated by Reference to AgeX Therapeutics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021)

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.1	Amendment No. 1 to Loan Facility Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by Reference to AgeX Therapeutics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021)

10.2	Amendment No. 2 to Registration Rights Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by Reference to AgeX Therapeutics, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: May 17, 2021	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 17, 2021	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

