Form 10-Q
period 2021-06-30
AgeX Therapeutics, Inc.
filed 2021-08-13
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares common stock outstanding as of August 10, 2021 was 37,937,132 , par value $0.0001 per share.

PART 1 — FINANCIAL INFORMATION

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

The results of operations and cash flows for LifeMap Sciences are reported as discontinued operations for all periods presented in our condensed consolidated financial statements.

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under applicable generally accepted accounting principles due to the disposition of LifeMap Sciences on that date.

The sale of LifeMap Sciences was a taxable transaction to AgeX; however, no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at June 30, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three and six months ended June 30, 2020, AgeX’s unaudited condensed consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

The deconsolidation of LifeMap Sciences is also referred to as the “LifeMap Deconsolidation” in this Report.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$615	$527
Accounts and grants receivable, net	11	326
Prepaid expenses and other current assets	930	1,430
Total current assets	1,556	2,283

Deposits and other long-term assets	50	50
Intangible assets, net	935	1,592
TOTAL ASSETS	$2,541	$3,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,302	$1,656
Loan due to Juvenescence, net of debt issuance cost, current portion	3,560	1,960
Related party payables, net	96	71
Deferred revenues, current portion	-	275
Paycheck Protection Program Loan	-	436
Insurance premium liability and other current liabilities	313	959
Total current liabilities	5,271	5,357

Loan due to Juvenescence, net of debt issuance cost, net of current portion	5,564	3,900
Deferred revenues, net of current portion	-	64
TOTAL LIABILITIES	10,835	9,321

Commitments and contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; and 37,937 and 37,691 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	93,379	91,810
Accumulated other comprehensive income	-	143
Accumulated deficit	(101,635)	(97,073)
AgeX Therapeutics, Inc. stockholders’ deficit	(8,252)	(5,116)
Noncontrolling interest	(42)	(280)
Total stockholders’ deficit	(8,294)	(5,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,541	$3,925

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Grant revenues	$11	$36	$57	$122
Other revenues	26	9	36	12
Total revenues	37	45	93	134

Cost of sales	(13)	(3)	(16)	(4)

Gross profit	24	42	77	130

Research and development	481	935	805	2,156
General and administrative	1,748	1,475	3,770	3,350
Total operating expenses	2,229	2,410	4,575	5,506

Gain on deconsolidation of LifeMap Sciences (see Note 3)	-	-	106	-

Loss from continuing operations before interest and other income (expense), net	(2,205)	(2,368)	(4,392)	(5,376)

Interest expense, net	(274)	(65)	(517)	(95)
Other income, net	4	1	441	6
Loss from continuing operations	(2,475)	(2,432)	(4,468)	(5,465)

Loss from discontinued operations (see Note 3)	-	(299)	(103)	(488)

NET LOSS	(2,475)	(2,731)	(4,571)	(5,953)
Net loss attributable to noncontrolling interest from continuing operations	1	1	2	1
Net loss attributable to noncontrolling interest from discontinued operations	-	41	7	76

NET LOSS ATTRIBUTABLE TO AGEX	$(2,474)	$(2,689)	$(4,562)	$(5,876)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.07)	$(0.06)	(0.12)	(0.15)
Discontinued operations	-	(0.01)	-	(0.01)
	$(0.07)	$(0.07)	$(0.12)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,936	37,657	37,833	37,654

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(2,474)	$(2,431)	$(4,466)	$(5,464)
Loss from discontinued operations	-	(258)	(96)	(412)
NET LOSS ATTRIBUTABLE TO AGEX	$(2,474)	$(2,689)	$(4,562)	$(5,876)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET LOSS	$(2,475)	$(2,731)	$(4,571)	$(5,953)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments from discontinued operations	-	37	(143)	12
COMPREHENSIVE LOSS	(2,475)	(2,694)	(4,714)	(5,941)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	1	1	2	1
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations		41	7	76
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,474)	$(2,652)	$(4,705)	$(5,864)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(4,466)	$(5,464)
Net loss attributable to noncontrolling interest	(2)	(1)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (see Note 3)	(106)	-
Gain on extinguishment of debt (Paycheck Protection Program Loan)	(437)	-
Depreciation expense	-	247
Amortization of intangible assets	66	65
Amortization of right-of-use asset	-	209
Amortization of debt issuance cost	537	130
Stock-based compensation	464	505
Changes in operating assets and liabilities:
Accounts and grants receivable, net	142	82
Prepaid expenses and other current assets	472	414
Accounts payable and accrued liabilities	(242)	101
Related party payables	25	78
Insurance premium liability	(611)	(473)
Other current liabilities	(76)	(285)
Net cash used in operating activities from continuing operations	(4,234)	(4,392)
Net cash provided by (used in) operating activities from discontinued operations (see Note 3)	(90)	84
Net cash used in operating activities	(4,324)	(4,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences	466	-
Purchase of equipment and other	-	(8)
Net cash provided by (used in) investing activities from continuing operations	466	(8)
Deconsolidation of cash and cash equivalents from discontinued operations (see Note 3)	(50)	-
Net cash provided by (used in) investing activities	416	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facility from Juvenescence	3,500	2,700
Proceeds from the issuance of common stock	496	-
Partial collection on loan due from LifeMap Sciences	250	-
Proceeds from Paycheck Protection Program Loan	-	433
Payment of debt related costs	-	(126)
Repayment of financing lease liability	-	(15)
Net cash provided by financing activities from continuing operations	4,246	2,992
Partial payment on loan due to AgeX from discontinued operations (see Note 3)	(250)	-
Net cash provided by financing activities	3,996	2,992

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	5

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	88	(1,319)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	577	2,452
At end of the period	$665	$1,133

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

Disposition and Deconsolidation of LifeMap Sciences

As discussed in Note 3, on March 6, 2021, AgeX and its then majority-owned subsidiary LifeMap Sciences, Inc. (“LifeMap Sciences”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atlas Capital Partners Limited, a British Virgin Islands company limited by shares (“Atlas”), and GCLMS Acquisition Corporation (“GCLMS”), a Delaware corporation that was a wholly-owned subsidiary of Atlas. On March 15, 2021, the merger was completed pursuant to the terms of the Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of a $500,000 cash payment for all shares of LifeMap Sciences common stock in the aggregate (the “Merger Consideration”), with each LifeMap Sciences shareholder’s pro rata portion of the Merger Consideration to be determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

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

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Accordingly, AgeX has deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from AgeX, effective March 15, 2021 (the “LifeMap Deconsolidation”), in accordance with Accounting Standards Codification, or ASC 810-10-40, Consolidation. See Note 3 to AgeX’s condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Going Concern

AgeX primarily finances its operations through sales of its common stock, loans from its largest stockholder Juvenescence Limited (“Juvenescence”), and research grants. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $101.6 million as of June 30, 2021. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have made certain adjustments to AgeX’s operating plans and budgets, including the staff reductions discussed below, to reduce its projected cash expenditures to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those adjustments, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.6 million as of June 30, 2021 plus the loan facilities provided by Juvenescence to advance up to an additional $3.0 million to AgeX as of June 30, 2021 for operating capital discussed in Note 5, and the proceeds of up to $12.1 million we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

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

Liquidity and Impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. The availability of financing may be adversely impacted by the COVID-19 pandemic which could continue to depress national and international economies and disrupt capital markets, supply chains, and aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

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

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at June 30, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

AgeX’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three and six months ended June 30, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

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

Subscription and advertisement revenues – LifeMap Sciences sold subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sold these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product was the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database. LifeMap Sciences’ performance obligations for subscriptions included a license of intellectual property related to its genetic information packages and premium genetic information tools. These licenses were deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue was recognized over a period of time, which was generally the subscription period. Payments were typically received at the beginning of a subscription period and revenue was recognized according to the type of subscription sold. For subscription contracts in which the subscription term commenced before a payment was due, LifeMap Sciences recorded an account receivable because the subscription was earned over time and billed the customer according to the contract terms. LifeMap Sciences deferred subscription revenues primarily represented subscriptions for which cash payment was received for the subscription term, but the subscription term was not completed as of the balance sheet date reported.

LifeMap Sciences licensed from third parties the databases and software it commercialized and had a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in operating loss from discontinued operations on the condensed consolidated statements of operations when the cash was received and the royalty obligation was incurred as the royalty payments did not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

For the three and six months ended June 30, 2020, LifeMap Sciences recognized $298,000 and $636,000, respectively in subscription and advertisement revenues which are included in operating loss from discontinued operations. For the six months ended June 30, 2021, LifeMap Sciences recognized $267,000 in subscription and advertisement for revenues earned through March 15, 2021. No subscription and advertisement revenues were recognized for the three months ended June 30, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3 for further information on the disposition and deconsolidation of LifeMap Sciences.

Grant revenues – In applying the provisions of Topic 606, AgeX has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, AgeX’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development expenses on the accompanying condensed consolidated statements of operations.

AgeX believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provided funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the three and six months ended June 30, 2020, AgeX incurred approximately nil and $25,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under the grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the three months ended June 30, 2021 and 2020, AgeX incurred approximately $11,000, and $36,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. For the six months ended June 30, 2021 and 2020, AgeX incurred approximately $57,000, and $122,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of June 30, 2021, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and six months ended June 30, 2021 and 2020, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	2,960	2,907	2,906	2,876
Warrants (1)	3,512	890	3,472	520
Restricted stock units	24	37	26	42

(1)	As of June 30, 2021 and 2020, AgeX had issued Juvenescence warrants to purchase 3,512,098 and 1,647,227 shares, respectively of AgeX common stock as consideration for the line of credit under the 2019 Loan Agreement and 2020 Loan Agreement discussed in Note 5.

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

On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. Base monthly rent is $947 over the lease term with no option for extension. As permitted under ASC 842, for leases with a lease term of 12 months or less, AgeX has elected to not apply the recognition requirements under the guidance and instead recognizes the lease payments as lease cost on a straight-line basis over the lease term.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019
	(unaudited)		(unaudited)
Cash and cash equivalents	$615	$527	$1,033	$2,352
Restricted cash included in deposits and other long-term assets	50	50	100	100
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$665	$577	$1,133	$2,452

AgeX’s restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All of AgeX’s restricted cash was included in deposits and other long-term assets in the condensed consolidated balance sheets.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation of discontinued operations. Certain financial information is presented on a rounded basis, which may cause minor differences. See Note 3 for further information on discontinued operations.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new standard simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. For AgeX, which qualifies as a smaller reporting company, the amendments in the new standard are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. AgeX adopted this standard as of January 1, 2021 and it did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

The recently issued accounting pronouncements applicable to AgeX that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2020.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment in this update addresses how an issuer should account for modifications made to equity-classified written call options. The guidance in the standard requires the issuer to treat a modification of an equity-classified call option that does not cause the instrument to become liability-classified as an exchange of the original call option for a new call option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the call option or as termination of the original call option and issuance of a new call option. The Emerging Issues Task Force (EITF) concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. Amendments in the new standard are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. AgeX plans to adopt this standard as of January 1, 2022 and it is not expected to have a material impact on the consolidated financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest dedXBRxxuction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision or its condensed consolidated financial statements. As described in Note 10, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act, the repayment of which was forgiven.

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

The following table presents the major classes of assets and liabilities of LifeMap Sciences included in AgeX’s condensed consolidated balance sheet as of December 31, 2020.

December 31, 2020

Cash and cash equivalents	$391
Accounts and grants receivable, net	173
Prepaid expenses and other current assets	7
Total current assets	571

Intangible assets, net	591

Accounts payable and accrued liabilities	161
Deferred revenues	275
Insurance premium and other current liabilities	1,995
Total current liabilities	2,431

Deferred revenues, net of current portion	64

Net liabilities of discontinued operations	$(1,333)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$-	$369	$277	$795
Costs, operating and other expenses	-	(668)	(380)	(1,283)
Loss from discontinued operations	-	(299)	(103)	(488)
Net loss from discontinued operations attributable to noncontrolling interest	-	41	7	76

Loss from discontinued operations (1)	$-	$(258)	$(96)	$(412)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement line item Net (gain) loss on sales of businesses and assets. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three and six month periods ended June 30, 2021 and 2020.

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

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at June 30, 2021, due to the LifeMap Deconsolidation on March 15, 2021.

AgeX’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the LifeMap Deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three and six months ended June 30, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

AgeX recognized a gain of $106,000 from the LifeMap Deconsolidation. The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

4. Selected Balance Sheet Components

Property and equipment, net

At June 30, 2021 and December 31, 2020, property and equipment in the amount of $381,000 were fully depreciated. Depreciation and amortization  expense for the three and six months ended June 30, 2020 amounted to $229,000 and $456,000, respectively.

Intangible assets, net

At June 30, 2021 and December 31, 2020, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	June 30, 2021 (unaudited) (1)	December 31, 2020
Intangible assets	$1,312	$5,586
Accumulated amortization	(377)	(3,994)
Total intangible assets, net	$935	$1,592

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

AgeX recognized $33,000 and $66,000 in amortization expense of intangible assets for continuing operations, included in research and development expenses, for the three and six months ended June 30, 2021. Amortization expense of intangible assets for continuing operations for the three and six months ended June 30, 2020 amounted to $33,000 and $65,000, respectively.

Amortization expense of intangible assets for discontinued operations for the six months June 30, 2021 amounted to $89,000. Amortization expense of intangible assets for discontinued operations for the three and six months ended June 30, 2020 amounted to $107,000 and $214,000.

Accounts payable and accrued liabilities

At June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities were comprised of the following (in thousands):

	June 30, 2021 (unaudited) (1)	December 31, 2020
Accounts payable	$483	$761
Accrued compensation	197	228
Accrued vendors and other expenses	622	667
Total accounts payable and accrued liabilities	$1,302	$1,656

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

5. Related Party Transactions

Transactions with Juvenescence

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the 2019 Loan Agreement described below, except that (a) all loans to AgeX under the 2020 Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX issued to Juvenescence 28,500 shares of AgeX common stock when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023, (f) AgeX agreed to enter into a Security and Pledge Agreement (the “Security Agreement”) granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries agreed to guarantee AgeX’s obligations under the 2020 Loan Agreement, and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the 2020 Loan Agreement into shares of AgeX common stock at the Market Price as defined in the 2020 Loan Agreement. Further, in addition to the Events of Default described herein, additional Events of Default will arise under the 2020 Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the 2020 Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

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

During January 2021, AgeX borrowed an additional $2.0 million under the 2020 Loan Agreement with Juvenescence. Through June 30, 2021, AgeX drew a total of $7.5 million against the $8.0 million line of credit. AgeX may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on the Repayment Date.

AgeX may not draw down funds if an “Event of Default” under the 2020 Loan Agreement has occurred and is continuing and AgeX may not draw down more than $1.0 million in any single draw.

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. As of June 30, 2021, AgeX had drawn the full $2.0 million line of credit.

In lieu of accrued interest, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000, concurrently with the first draw down of funds under the 2019 Loan Agreement. However, if AgeX fails to repay the loan when due, interest at the rate of 10% per annum, compounded daily, will accrue on the unpaid balance from the date the payment was due.

In lieu of repayment of funds borrowed, AgeX or Juvenescence may convert the loan balance (including principal and accrued interest, if any) into AgeX common stock or “units” if AgeX consummates a “Qualified Offering” which means a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $7.5 million.

Events of Default under the 2019 Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2019 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2019 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the 2019 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2019 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2019 Loan Agreement, and (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2019 Loan Agreement.

As consideration for the line of credit under the 2019 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. The exercise price of the warrants is $2.60 per share, which was the volume weighted average price on the NYSE American (VWAP) of AgeX common stock over the twenty trading days prior to the date the warrants were issued. The warrants will expire at 5:00 p.m. New York time three years after the date of issue. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events. The estimated value of these warrants was $236,000 which was determined in accordance with the Black-Scholes option pricing model with inputs as specified in the relevant warrant agreement.

On February 10, 2021, AgeX entered into an amendment (the “Amendment”) to the 2019 Loan Agreement. The Amendment extends the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 (the “Extended Repayment Date”) and increases the amount of the loan facility by $4.0 million. All loans in excess of the initial $2.0 million under the 2019 Loan Agreement that AgeX previously borrowed are subject to Juvenescence’s discretion. Additional loans, if made, will be in denominations of $1.0 million. AgeX borrowed an additional $1.5 million during the three months ended June 30, 2021. The outstanding principal balance of the loans under the amended 2019 Loan Agreement will become due and payable on the Extended Repayment Date.

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

AgeX has entered into a Registration Rights Agreement, as amended, to use commercially reasonable efforts to register the shares issuable under the 2019 Loan Agreement and New Loan Agreement, the warrants issued pursuant to the 2019 Loan Agreement, the New Warrants, and the shares issuable upon the exercise of those warrants, and shares issuable upon conversion of the loans under the 2019 Loan Agreement and 2020 Loan Agreement into common stock (collectively, the “Registrable Securities”) for resale under the Securities Act of 1933, as amended (the “Securities Act”), upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggy-back” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of warrants or shares. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. During January 2021, AgeX registered Registrable Securities consisting of 19,695,746 shares of AgeX common stock.

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of June 30, 2021 and December 31, 2020, AgeX had approximately $96,000 and $71,000 payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

6. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020 there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At June 30, 2021 and December 31, 2020, there were 37,937,132 and 37,691,047 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

Through June 30, 2021, as consideration for $7.5 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,362,098 shares of AgeX common stock. AgeX also issued 28,500 shares of AgeX common stock upon receipt of funds from the loan draw made on July 27, 2020. See Note 5.

On August 13, 2019, in lieu of accrued interest under the 2019 Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of loan funds. Furthermore, as consideration for the line of credit under the 2019 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. See Note 5.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. Through June 30, 2021, AgeX raised approximately $496,000 in gross proceeds through the sale of shares of common stock under the ATM.

Reconciliation of Changes in Stockholders’ Equity (Deficit)

The following tables provide the activity in stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT MARCH 31, 2021	37,935	$4	$93,095	$(99,161)	$(41)	$-	$(6,103)

Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(2)	-	-	-	(2)

Stock-based compensation	-	-	286	-	-	-	286

Net loss	-	-	-	(2,474)	(1)	-	(2,475)
BALANCE AT JUNE 30, 2021	37,937	$4	$93,379	$(101,635)	$(42)	$-	$(8,294)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)

Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	4	-	(5)	-	-	-	(5)
Issuance of warrants	-	-	757	-	-	-	757
Stock-based compensation	-	-	468	-	-	-	468
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(4,562)	(9)	-	(4,571)
BALANCE AT JUNE 30, 2021	37,937	$4	$93,379	$(101,635)	$(42)	$-	$(8,294)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT MARCH 31, 2020	37,656	$4	$88,608	$(89,395)	$364	$44	$(375)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Issuance of warrants to Juvenescence	-	-	689	-	-	-	689
Stock-based compensation	-	-	259	-	-	-	259
Foreign currency translation adjustment	-	-	-	-	-	37	37
Net loss	-	-	-	(2,689)	(42)	-	(2,731)
BALANCE AT JUNE 30, 2020	37,658	$4	$89,555	$(92,084)	$322	$81	$(2,122)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	9	-	(6)	-	-	-	(6)
Issuance of warrants to Juvenescence	-	-	689	-	-	-	689
Stock-based compensation	-	-	519	-	-	-	519
Foreign currency translation adjustment	-	-	-	-	-	12	12
Net loss	-	-	-	(5,876)	(77)	-	(5,953)
BALANCE AT JUNE 30, 2020	37,658	$4	$89,555	$(92,084)	$322	$81	$(2,122)

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2020	1,046	2,854	28	$2.51
Options granted	(568)	568	-	1.46
Options forfeited, cancelled or expired	40	(40)	-	3.00
Restricted stock units vested	-	-	(6)	-
June 30, 2021	518	3,382	22	$2.31
Options exercisable at June 30, 2021		2,253		$2.51

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life (in years)	5.71	6.08	5.71	6.08
Risk-free interest rates	0.99%	0.45%	0.99%	0.45%
Volatility	102.34%	87.86%	102.34%	87.86%
Dividend yield	-%	-%	-%	-%

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$15	$15	$31	$48
General and administrative	271	237	433	457
Total stock-based compensation expense – continued operations	$286	$252	$464	$505

Stock-based compensation expense recognized under discontinued operations for the six months ended June 30, 2021 amounted to $4,000 and for the three and six months ended June 30, 2020 amounted to $7,000 and $14,000, respectively. See Note 3.

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss, however, for GILTI, US tax laws are applied to the foreign activity, as a result there was an immaterial inclusion amount. For the three and six months ended June 30, 2021, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first six months of 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and six months ended June 30, 2021, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the three and six months ended June 30, 2021.

The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

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

9. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$11	$11
Issuance of common stock upon vesting of restricted stock units (Note 6)	$11	$13
Issuance of warrants for debt issuance	$757	$689

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

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California following the December 31, 2020 expiration of the AgeX Lease. AgeX’s new office occupies 135 square feet of leased space in a building located in an office and research park. Base monthly rent is $947 for the one year lease term and also covers office furniture rental, janitorial services, utilities and internet service.

ASC 842

AgeX adopted ASC 842 in 2019. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity. The right-of-use asset and right-of-use lease liability were fully amortized and written off as of December 31, 2020 upon termination of the AgeX Lease.

There were no future minimum lease commitments  as of June 30, 2021.

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

Paycheck Protection Program Loan

On April 13, 2020, AgeX obtained a loan in the amount of $432,952 from Axos Bank (the “Bank”) under the Paycheck Protection Program (the “PPP Loan”). The PPP loan bore interest at a rate of 1% per annum. No payments were due on the PPP loan during a six month deferral period commencing on the date of the promissory note. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP loan, monthly payments of principal and interest became due, in an amount required to fully amortize the principal amount outstanding on the PPP loan by the maturity date. The maturity date was April 13, 2022. The principal amount of the PPP loan was subject to forgiveness under the PPP to the extent of PPP loan proceeds that were used to pay expense permitted by the PPP, including payroll, rent, and utilities during the time frame permitted by the PPP. On February 19, 2021, the PPP loan was forgiven in full.

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

11. Subsequent Events

Additional Draws under the 2019 Loan Agreement as Amended in February 2021

On July 12, 2021, AgeX borrowed an additional $1,000,000 under the amended 2019 Loan Agreement with Juvenescence.

Change in Independent Registered Public Accountants

On July 15, 2021, OUM & Co. LLP (“OUM”), AgeX’s independent registered public accounting firm, notified AgeX that OUM has combined its practice with WithumSmith + Brown PC (“Withum”) through a transaction in which certain OUM partners and professional staff joined Withum as partners or employees. As a result of this transaction, on July 15, 2021, OUM resigned as AgeX’s independent registered public accounting firm, and on July 20, 2021 the Audit Committee of AgeX’s Board of Directors approved the engagement of Withum as AgeX’s new independent registered public accounting firm. Certain of the OUM members and employees will now practice at Withum.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

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

We have a Sponsored Research Agreement with the University of California at Irvine (UCI) for the use of our PureStem technology to derive neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The pace of work on the research project was slowed by COVID-19 safety procedures, but we expect the initial work to be concluded during 2022.

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

Results of Operations

The following comparisons exclude the impact of the operations of LifeMap Sciences which have been presented in our consolidated financial results as discontinued operations (see Note 3 to our condensed consolidated interim financial statements included in this Report and “Discontinued Operations” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of discontinued operations).

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (unaudited and in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$11	$36	$(25)	(69.4)%
Other revenues	26	9	17	* %
Total revenues	37	45	(8)	(17.8)%
Cost of sales	(13)	(3)	10	* %
Gross profit	$24	$42	$(18)	(42.9)%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$57	$122	$(65)	(53.3)%
Other revenues	36	12	24	* %
Total revenues	93	134	(41)	(30.6)%
Cost of sales	(16)	(4)	12	* %
Gross profit	$77	$130	$(53)	(40.8)%

  * Percentage is not meaningful.

During the three months ended June 30, 2021 and 2020, we recognized income of approximately $11,000 and $36,000, respectively, and for the six months ended June 30, 2021 and 2020, we recognized income of approximately $57,000 and $122,000, respectively, from grants awarded by the NIH. We expended the full amount available under one of the NIH grants as of March 31, 2020.

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

The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$481	$935	$(454)	(48.6)%
General and administrative expenses	1,748	1,475	273	18.5%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$805	$2,156	$(1,351)	(62.7)%
General and administrative expenses	3,770	3,350	420	12.5%

Research and development expenses

Research and development expenses decreased by approximately $0.4 million to $0.5 million during the three months ended June 30, 2021 from $0.9 million during the same period in 2020. The net decrease was primarily attributable to the scaled down research and development related activities following the layoff of 11 employees in May 2020 and shutdown of our lab facilities as of December 31, 2020 following the expiration of our lease agreement. The net decrease in research and development expense is primarily attributable to decreases of: $0.4 million in salaries and related costs including non-cash stock-based compensation; $0.1 million in laboratory facilities and equipment related expenses and maintenance including laboratory supplies; and $0.1 million in depreciation and amortization of laboratory equipment and improvements. These decreases were offset to some extent by increase of $0.2 million in outside research and services and related expenses allocable to research and development expenses.

Research and development expenses decreased by approximately $1.4 million to $0.8 million during the six months ended June 30, 2021 from $2.2 million during the same period in 2020. The net decrease was primarily attributable to decreases of: $0.8 million in salaries and related costs including non-cash stock-based compensation; $0.5 million in laboratory facilities and equipment related expenses and maintenance including laboratory supplies; and $0.2 million in depreciation and amortization of laboratory equipment and improvements. These decreases were offset to some extent by increase of $0.1 million in outside research and services and related expenses allocable to research and development expenses.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020 have increased due to certain non-recurring projects during 2021 offset by a decreases in facilities rent and overhead expenses following the expiration of our office and laboratory lease agreement on December 31, 2020. Effective January 1, 2021, we relocated our principal offices under a one year leased space at a base monthly rent of $947 that includes office space, office furniture rental, janitorial services, utilities and internet service.

General and administrative expenses for the three months ended June 30, 2021 increased by $0.2 million to $1.7 million as compared to $1.5 million during the same period in 2020. The net increase is primarily attributable to increases of: $0.1 million in patent and license maintenance related fees including annual minimum royalties due under license agreements; $0.1 million in consulting expenses; $0.1 million in non-cash stock-based compensation to our independent directors; and $0.1 million in insurance expenses. These increases were offset to some extent by decreases of: $0.1 million in personnel related expenses; and $0.1 million in noncash stock-based compensation expense.

General and administrative expenses for the six months ended June 30, 2021 increased by $0.4 million to $3.8 million as compared to $3.4 million during the same period in 2020. The net increase is primarily attributable to increases of: $0.3 million in professional fees for legal services; $0.2 million in consulting expenses; $0.2 million in patent and license maintenance related fees including annual minimum royalties due under license agreement; $0.1 million in insurance expenses; and $0.1 million in non-cash stock-based compensation to our independent directors. These increases were offset to some extent by decreases of: $0.2 million in personnel related expenses, including non-cash stock-based compensation expense; $0.1 million in professional fees for accounting services; $0.1 million in travel and lodging expenses, $0.1 million in general office and facilities related expenses including telephone and online fees.

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, facilities and equipment rent and maintenance related expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

Other income (expense), net

Other income, net in 2021 consists primarily of approximately $437,000 gain recognized upon forgiveness of our PPP Loan, including accrued interest, on February 19, 2021, offset by amortization of deferred debt cost to interest expense. Other expense, net in 2020 consists primarily of amortization of deferred debt cost to interest expense.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss, however, for GILTI, US tax laws are applied to the foreign activity, as a result there was an immaterial inclusion amount. For the three and six months ended June 30, 2021, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first six months of 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and six months ended June 30, 2021, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the six months ended June 30, 2021.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $101.6 million as of June 30, 2021. We expect to continue to incur operating losses and negative cash flows.

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

As of June 30, 2021, we had borrowed a total of $11.0 million under the 2019 Loan Agreement and 2020 Loan Agreement, and we borrowed an additional $1.0 million under the 2019 Loan Agreement during July 2021. All additional loans to us from the $2.0 million in total of credit amounts that remained available as of July 31, 2021 under those loan agreements are subject to Juvenescence’s discretion and, accordingly, there is no assurance that we will be able to borrow additional funds from Juvenescence when we need funding for our operations. The 2020 Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement. Under the 2020 Loan Agreement, Juvenescence may require AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

During March 2021, in connection with the disposition of our interest in LifeMap Sciences through a cash-out merger, we received $250,000 from LifeMap Sciences as a repayment of a portion of inter-company indebtedness from us. We received gross proceeds of approximately $466,400 from the disposition of our interest in LifeMap Sciences through the cash-out merger.

We may sell up to $12.1 million of additional shares of common shares in “at-the-market” transactions through a Sales Agreement with Chardan. We do not have any other committed sources of funds for additional financing.

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

Cash used in operating activities

During the six months ended June 30, 2021, our total research and development expenses were $0.8 million and our general and administrative expenditures were $3.8 million. Net loss attributable to us for the six months ended June 30, 2021 amounted to $4.5 million. Net cash used in operating activities from continuing operations during this period amounted to $4.2 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the six months ended June 30, 2021 was primarily attributable to the following: $0.4 million gain on extinguishment of debt (PPP Loan) in February 2021; $0.6 million payment of financed insurance premium liability; and $0.1 million gain on the LifeMap Deconsolidation (see Note 3 to our condensed consolidated interim financial statements included in this Report). These amounts were offset to some extent by $0.6 million in amortization of intangible assets and deferred debt issuance costs, $0.5 million in stock-based compensation expense and $0.3 million net change in working capital from operating activities.

Net cash used in operating activities from discontinued operations for the six months ended June 30, 2021 amounted to $0.1 million. See Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Cash provided by (used in) investing activities

During the six months ended June 30, 2021, net cash provided by investing activities from continuing operations amounted to $466,000, which AgeX received in cash as its pro rata share of the Merger Consideration in the merger.

Net cash used in investing activities from discontinued operations of $50,000 results from the deconsolidation of LifeMap Sciences cash and cash equivalents. See Note 3 to our consolidated financial statements included in this Report.

Cash provided by financing activities

During the six months ended June 30, 2021, net cash provided by financing activities from continuing operations amounted to $4.2 million, which was attributable to the $2.0 million drawn against the 2020 Loan Agreement entered into with Juvenescence in March 2020 and $1.5 million drawn against the 2019 Loan Agreement as amended in February 2021, approximately $496,000 gross proceeds raised from the sale of AgeX common shares through at-the-market offerings and the collection of $250,000 partial payment of LifeMap Sciences’ indebtedness to us as a pre-requisite to the disposition of our interest in LifeMap Sciences on March 15, 2021.

Net cash used in financing activities from discontinued operations of $250,000 relates to the partial payment of LifeMap Sciences’ indebtedness to us as aforementioned. See Note 3 to our condensed consolidated interim financial statements included in this Report.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation incidental to the conduct of our business. We are not presently involved in any material litigation or proceedings, and to our knowledge no material litigation or proceedings are contemplated.

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 2021 (the “2020 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2020 Form 10-K, except as follows:

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our loan agreements with Juvenescence, and the proceeds of up to $12.1 million we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited financial statements in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $101.6 million as of June 30, 2021. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses and the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with recent reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2021, our Registration Statement on Form S-3, File No. 333-251988 (the “Registration Statement”), became effective under the Securities Act of 1933, as amended (the “Securities Act”), with respect to an offering of up to $12.6 million of shares of our common stock, par value $0.0001 per share, for our account from time to time in transactions intended to qualify as “at-the-market” transactions as defined in Securities Act Rule 415(a)(4) (the “ATM Offering”). Shares will be sold in the ATM Offering through Chardan Capital Markets LLC (“Chardan”) as “Sales Agent” under a Sales Agreement with us.

The Registration Statement also includes 19,695,746 shares of AgeX common stock registered for sale for the account of Juvenescence. Those shares are not part of the ATM Offering. Juvenescence has informed us that they did not sell any of the shares registered for their account during the six months ended June 30, 2021.

During the six months ended June 30, 2021, we sold 242,200 shares of common stock in the ATM Offering through the Sales Agreement for approximately $495,708 of gross proceeds. The net proceeds from the sale of shares in the ATM Offering during the period were approximately $480,790 after deducting the expenses of the ATM Offering shown in the following table that provides certain information with regard to the fees and expenses we incurred during the period commencing on the effective date of the Registration Statement and ending on June 30, 2021 in connection with the ATM Offering.

Sales Agent fees	$14,871
Other expenses (1)	47
Total expenses (1)	$14,918

(1)	Amounts shown represent a reasonable estimate of expenses incurred.

No payments on account of the expenses shown in the table above were made directly or indirectly to any directors or officers of AgeX or to their associates, to any persons owning ten percent or more of any class of equity securities of AgeX, or to affiliates of AgeX.

All of the net proceeds after deducting total Registration Statement and ATM Offering expenses of approximately $14,918 was used for working capital. The forgoing amounts are estimated amounts. Of the amount used for working capital, approximately $224,300 was used to pay for legal, tax, and audit professional fees, $103,700 for insurance premiums, $58,400 for consulting fees, $37,500 to pay compensation to our directors, and $56,800 in other day-to-day operating expenses. No other payments of net proceeds of the ATM Offering were made directly or indirectly to any directors or officers of AgeX or to their associates, to any persons owning ten percent or more of any class of equity securities of AgeX, or to affiliates of AgeX.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 12, 2021, AgeX borrowed an additional $1,000,000 under the amended 2019 Loan Agreement with Juvenescence. The outstanding principal balance of the loans under the amended 2019 Loan Agreement will become due and payable on the Repayment Date.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: August 13, 2021	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 13, 2021	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

