Form 10-Q
period 2021-09-30
AgeX Therapeutics, Inc.
filed 2021-11-12
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares common stock outstanding as of November 10, 2021 was 37,939,176 , par value $0.0001 per share.

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

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at September 30, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three and nine months ended September 30, 2020, AgeX’s unaudited condensed consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

The deconsolidation of LifeMap Sciences is also referred to as the “LifeMap Deconsolidation” in this Report.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$731	$527
Accounts and grants receivable, net	24	326
Prepaid expenses and other current assets	720	1,430
Total current assets	1,475	2,283

Deposits and other long-term assets	50	50
Intangible assets, net	902	1,592
TOTAL ASSETS	$2,427	$3,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$924	$1,656
Loan due to Juvenescence, net of debt issuance cost, current portion	5,600	1,960
Related party payables, net	71	71
Deferred revenues, current portion	-	275
Paycheck Protection Program Loan	-	436
Insurance premium liability and other current liabilities	3	959
Total current liabilities	6,598	5,357

Loan due to Juvenescence, net of debt issuance cost, net of current portion	5,807	3,900
Deferred revenues, net of current portion	-	64
TOTAL LIABILITIES	12,405	9,321

Commitments and contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; and 37,939 and 37,691 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	93,650	91,810
Accumulated other comprehensive income	-	143
Accumulated deficit	(103,590)	(97,073)
AgeX Therapeutics, Inc. stockholders’ deficit	(9,936)	(5,116)
Noncontrolling interest	(42)	(280)
Total stockholders’ deficit	(9,978)	(5,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,427	$3,925

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Grant revenues	$22	$40	$79	$162
Other revenues	2	29	38	41
Total revenues	24	69	117	203

Cost of sales	(2)	(17)	(18)	(21)

Gross profit	22	52	99	182

OPERATING EXPENSES:
Research and development	275	653	1,080	2,809
General and administrative	1,421	1,796	5,191	5,146
Total operating expenses	1,696	2,449	6,271	7,955

Gain on deconsolidation of LifeMap Sciences (Note 3)	-	-	106	-

Loss from operations	(1,674)	(2,397)	(6,066)	(7,773)

OTHER EXPENSE, NET:
Interest expense, net	(285)	(127)	(802)	(222)
Other income, net	4	-	445	6
Total other expense, net	(281)	(127)	(357)	(216)

NET LOSS FROM CONTINUING OPERATIONS	(1,955)	(2,524)	(6,423)	(7,989)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 3)	-	(41)	(103)	(529)

NET LOSS	(1,955)	(2,565)	(6,526)	(8,518)
Net loss attributable to noncontrolling interest from continuing operations	-	2	2	3
Net loss attributable to noncontrolling interest from discontinued operations	-	20	7	96

NET LOSS ATTRIBUTABLE TO AGEX	$(1,955)	$(2,543)	$(6,517)	$(8,419)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.05)	$(0.07)	(0.17)	(0.21)
Discontinued operations	-	-	-	(0.01)
	$(0.05)	$(0.07)	$(0.17)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,938	37,679	37,868	37,662

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(1,955)	$(2,522)	$(6,421)	$(7,986)
Loss from discontinued operations	-	(21)	(96)	(433)
NET LOSS ATTRIBUTABLE TO AGEX	$(1,955)	$(2,543)	$(6,517)	$(8,419)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET LOSS	$(1,955)	$(2,565)	$(6,526)	$(8,518)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments from discontinued operations	-	11	(143)	23
COMPREHENSIVE LOSS	(1,955)	(2,554)	(6,669)	(8,495)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	-	2	2	3
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations	-	20	7	96
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(1,955)	$(2,532)	$(6,660)	$(8,396)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(6,421)	$(7,986)
Net loss attributable to noncontrolling interest	(2)	(3)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (Note 3)	(106)	-
Gain on extinguishment of debt (Paycheck Protection Program Loan)	(437)	-
Depreciation expense	-	370
Amortization of intangible assets	98	98
Amortization of right-of-use asset	-	316
Amortization of debt issuance cost	820	277
Stock-based compensation	736	732
Changes in operating assets and liabilities:
Accounts and grants receivable, net	129	52
Prepaid expenses and other current assets	682	652
Accounts payable and accrued liabilities	(619)	229
Related party payables	-	16
Insurance premium liability	(921)	(713)
Other current liabilities	(77)	(429)
Net cash used in operating activities from continuing operations	(6,118)	(6,389)
Net cash provided by (used in) operating activities from discontinued operations (Note 3)	(90)	192
Net cash used in operating activities	(6,208)	(6,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences (Note 3)	466	-
Purchase of equipment and other	-	(20)
Net cash provided by (used in) investing activities from continuing operations	466	(20)
Deconsolidation of cash and cash equivalents from discontinued operations (Note 3)	(50)	-
Net cash provided by (used in) investing activities	416	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facility from Juvenescence	5,500	4,700
Proceeds from the issuance of common stock	496	-
Partial collection on loan due from LifeMap Sciences	250	-
Proceeds from Paycheck Protection Program Loan	-	433
Payment of debt related costs	-	(149)
Repayment of financing lease liability	-	(15)
Net cash provided by financing activities from continuing operations	6,246	4,969
Partial payment on loan due to AgeX from discontinued operations (Note 3)	(250)	-
Net cash provided by financing activities	5,996	4,969

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	3

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	204	(1,245)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	577	2,452
At end of the period	$781	$1,207

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

Going Concern

AgeX primarily finances its operations through sales of its common stock, loans from its largest stockholder Juvenescence Limited (“Juvenescence”), and research grants. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $103.6 million as of September 30, 2021. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.7 million as of September 30, 2021 plus the loan facilities provided by Juvenescence to advance up to an additional $1.0 million to AgeX as of September 30, 2021 plus another $1.0 million under the Second Amendment of the 2019 Loan Agreement as of November 8, 2021 for operating capital discussed in Notes 5 and 11, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

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

Liquidity and Impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. The availability of financing may be adversely impacted by the COVID-19 pandemic which could depress national and international economies and disrupt capital markets, supply chains, and aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its shareholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at September 30, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

AgeX’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three and nine months ended September 30, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

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

Revenue recognition

During the first quarter of 2018, AgeX adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606. AgeX’s largest source of revenue was sourced from subscription and advertisement revenues generated by LifeMap Sciences prior to the LifeMap Deconsolidation.

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

For the three and nine months ended September 30, 2020, LifeMap Sciences recognized $309,000 and $945,000, respectively in subscription and advertisement revenues which are included in operating loss from discontinued operations. For the nine months ended September 30, 2021, LifeMap Sciences recognized $267,000 in subscription and advertisement for revenues earned through March 15, 2021. No subscription and advertisement revenues were recognized for the three months ended September 30, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3 for further information on the disposition and deconsolidation of LifeMap Sciences.

Grant revenues – In applying the provisions of Topic 606, AgeX has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. In the absence of applicable guidance under GAAP, AgeX’s policy is to recognize grant revenue when the related costs are incurred, provided that the applicable conditions under the government contracts have been met. Only costs that are allowable under the grant award, certain government regulations and the National Institutes of Health’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Costs incurred are recorded in research and development expenses on the accompanying condensed consolidated statements of operations.

AgeX believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provided funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the three and nine months ended September 30, 2020, AgeX incurred approximately nil and $25,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under the grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the three months ended September 30, 2021 and 2020, AgeX incurred approximately $22,000, and $40,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. For the nine months ended September 30, 2021 and 2020, AgeX incurred approximately $79,000, and $137,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of September 30, 2021, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and nine months ended September 30, 2021 and 2020, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	3,381	2,892	3,066	2,882
Warrants (1)	3,512	2,036	3,485	1,029
Restricted stock units	21	34	24	39

(1)	As of September 30, 2021 and 2020, AgeX had issued Juvenescence warrants to purchase 3,512,098 and 2,638,401 shares, respectively of AgeX common stock as consideration for the line of credit under the 2019 Loan Agreement and 2020 Loan Agreement discussed in Note 5.

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

On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. Base monthly rent is $947 over the lease term. AgeX has elected to not apply the recognition requirements under ASC 842 and instead recognizes the lease payments as lease cost on a straight-line basis over the lease term as lease payments are not deemed material. AgeX has renewed this lease for another 12 months effective January 1, 2022 for base monthly rent of $1,074. AgeX has elected to not apply the recognition requirements under ASC 842 for the renewed lease agreement under the guidance for similar reasons aforementioned.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019
	(unaudited)		(unaudited)
Cash and cash equivalents	$731	$527	$1,107	$2,352
Restricted cash included in deposits and other long-term assets	50	50	100	100
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$781	$577	$1,207	$2,452

Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All restricted cash was included in deposits and other long-term assets in the condensed consolidated balance sheets.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation of discontinued operations. Certain financial information is presented on a rounded basis, which may cause minor differences. See Note 3 for further information on discontinued operations.

Recently adopted accounting pronouncement

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The new standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. AgeX adopted this standard as of January 1, 2021 and it did not have a material impact on its condensed consolidated interim financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new standard simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. For AgeX, which qualifies as a smaller reporting company, the amendments in the new standard are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. AgeX adopted this standard as of January 1, 2021 and it did not have a material impact on the condensed consolidated interim financial statements.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act but does not expect it to have a material impact to its tax provision or its condensed consolidated financial statements. As described in Note 10, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act, the repayment of which was forgiven in February 2021.

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

The following table presents the major classes of assets and liabilities of LifeMap Sciences included in AgeX’s condensed consolidated balance sheet as of December 31, 2020 (in thousands).

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

The results of operations and cash flows for LifeMap Sciences are reported as discontinued operations under GAAP in accordance with ASC 205-20, Discontinued Operations, for all periods presented in our consolidated financial statements. AgeX will not have any continuing involvement in LifeMap Sciences subsequent to the consummation of the merger on March 15, 2021. The following table presents the operating results of LifeMap Sciences that have been treated as discontinued operations for the periods presented (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$-	$365	$277	$1,160
Costs, operating and other expenses	-	(406)	(380)	(1,689)
Loss from discontinued operations	-	(41)	(103)	(529)
Net loss from discontinued operations attributable to noncontrolling interest	-	20	7	96

Loss from discontinued operations (1)	$-	$(21)	$(96)	$(433)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement. The gain on the sale of LifeMap Sciences is presented in the line item Gain on deconsolidation of LifeMap Sciences. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three and nine month periods ended September 30, 2021 and 2020.

Deconsolidation

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under US generally accepted accounting principles ASC 810-10-40-4, Deconsolidation of a Subsidiary or Derecognition of a Group of Assets, due to the disposition of LifeMap Sciences on that date.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited condensed consolidated balance sheet at September 30, 2021 due to the LifeMap Deconsolidation on March 15, 2021.

AgeX’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the LifeMap Deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the three and nine months ended September 30, 2020, AgeX’s unaudited consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

AgeX recognized a gain of $106,000 from the LifeMap Deconsolidation. The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

4. Selected Balance Sheet Components

Property and equipment, net

At September 30, 2021 and December 31, 2020, property and equipment in the amount of $381,000 were fully depreciated. Depreciation and amortization expense for the three and nine months ended September 30, 2020 amounted to $230,000 and $686,000, respectively.

Intangible assets, net

At September 30, 2021 and December 31, 2020, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	September 30, 2021 (unaudited) (1)	December 31, 2020
Intangible assets	$1,312	$5,586
Accumulated amortization	(410)	(3,994)
Total intangible assets, net	$902	$1,592

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

AgeX recognized $32,000 and $98,000 in amortization expense of intangible assets for continuing operations, included in research and development expenses, for the three and nine months ended September 30, 2021. Amortization expense of intangible assets for continuing operations for the three and nine months ended September 30, 2020 amounted to $33,000 and $98,000, respectively.

Amortization expense of intangible assets for discontinued operations for the nine months September 30, 2021 amounted to $89,000. Amortization expense of intangible assets for discontinued operations for the three and nine months ended September 30, 2020 amounted to $107,000 and $321,000.

Accounts payable and accrued liabilities

At September 30, 2021 and December 31, 2020, accounts payable and accrued liabilities were comprised of the following (in thousands):

	September 30, 2021 (unaudited) (1)	December 31, 2020
Accounts payable	$184	$761
Accrued compensation	201	228
Accrued vendors and other expenses	539	667
Total accounts payable and accrued liabilities	$924	$1,656

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

5. Related Party Transactions

Transactions with Juvenescence

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “Amendment”) to the 2019 Loan Agreement. The Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 (the “Extended Repayment Date”) and increased the amount of the loan facility by $4.0 million. All loans in excess of the initial $2.0 million under the 2019 Loan Agreement that AgeX previously borrowed are subject to Juvenescence’s discretion. As of September 30, 2021 AgeX had borrowed $5.5 million of the $6.0 million total line of credit under the 2019 Loan Agreement, as amended.

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

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months on substantially the same terms as the 2019 Loan Agreement described below, except that (a) all loans to AgeX under the 2020 Loan Agreement in excess of an initial $500,000 advance are subject to Juvenescence’s discretion, (b) AgeX may not draw more than $1 million in any single draw, (c) in lieu of accrued interest, AgeX issued to Juvenescence 28,500 shares of AgeX common stock when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, (d) AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“New Warrants”) in amounts determined by the warrant formula described below, (e) the Repayment Date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023, (f) AgeX agreed to enter into a Security and Pledge Agreement (the “Security Agreement”) granting Juvenescence a security interest in all of the assets of AgeX and AgeX’s subsidiaries ReCyte Therapeutics and Reverse Bioengineering, Inc. (the “Guarantor Subsidiaries” or each a “Guarantor Subsidiary”) (g) the Guarantor Subsidiaries agreed to guarantee AgeX’s obligations under the 2020 Loan Agreement, and (h) Juvenescence has the right to convert the principal amount of outstanding loans under the 2020 Loan Agreement into shares of AgeX common stock at the Market Price as defined in the 2020 Loan Agreement. Further, in addition to the Events of Default described herein with respect to the 2019 Loan Agreement, additional Events of Default will arise under the 2020 Loan Agreement if (i) AgeX or any of the Guarantor Subsidiaries sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of its assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (ii) the security interests under the Security Agreement, if in effect, are not valid or perfected, or AgeX or a Guarantor Subsidiary contests the validity of its obligations under the 2020 Loan Agreement or Security Agreement or other related agreement with Juvenescence, or there is a loss, theft, damage or destruction of a material portion of the collateral, (iii) any representation, warranty, or other statement made by AgeX or a Guarantor Subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (iv) AgeX or a Guarantor Subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

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

Through September 30, 2021, AgeX had drawn a total of $7.5 million against the $8.0 million line of credit. AgeX may draw additional funds from time to time subject to Juvenescence’s discretion, prior to the Repayment Date on March 30, 2023. AgeX may not draw down funds if an “Event of Default” under the 2020 Loan Agreement has occurred and is continuing. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on the Repayment Date.

Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of New Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each New Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the New Warrant. The exercise price of the New Warrants is the applicable Market Price. The New Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of September 30, 2021 AgeX had issued to Juvenescence New Warrants to purchase 3,362,098 shares of AgeX common stock. The exercise prices of the New Warrants range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Registration Rights

AgeX entered into certain Registration Rights Agreements pursuant to which it has agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement, and shares that they may acquire through the conversion of loans under the 2019 Loan Agreement and the 2020 Loan Agreement, including principal and accrued interest, and the amount of the loan Origination Fee under the 2019 Loan Agreement, as amended. AgeX has filed a registration statement on Form S-3, which has become effective under the Securities Act, for offerings on a delayed or continuous basis covering 16,447,500 shares of our common stock held by Juvenescence and 3,248,246 shares of AgeX common stock that may be issued upon the exercise of the warrants held by Juvenescence. Juvenescence retains the right to require AgeX to register additional shares of common stock that Juvenescence may acquire through the exercise of warrants or the conversion of loans and the Origination Fee under the 2019 Loan Agreement and the 2020 Loan Agreement. AgeX is obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Related party payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of September 30, 2021 and December 31, 2020, AgeX had approximately $71,000 payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

6. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020 there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At September 30, 2021 and December 31, 2020, there were 37,939,176 and 37,691,047 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

Through September 30, 2021, as consideration for $7.5 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,362,098 shares of AgeX common stock. AgeX also issued 28,500 shares of AgeX common stock upon receipt of funds from the loan draw made on July 27, 2020. See Note 5.

On August 13, 2019, in lieu of accrued interest under the 2019 Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of loan funds. Furthermore, as consideration for the line of credit under the 2019 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock. See Note 5.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. Through September 30, 2021, AgeX raised approximately $496,000 in gross proceeds through the sale of shares of common stock under the ATM.

Reconciliation of Changes in Stockholders’ Equity (Deficit)

The following tables provide the activity in stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT JUNE 30, 2021	37,937	$4	$93,379	$(101,635)	$(42)	$-	$(8,294)

Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	272	-	-	-	272
Net loss	-	-	-	(1,955)	-	-	(1,955)
BALANCE AT SEPTEMBER 30, 2021	37,939	$4	$93,650	$(103,590)	$(42)	$-	$(9,978)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)

Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	6	-	(6)	-	-	-	(6)
Issuance of warrants	-	-	757	-	-	-	757
Stock-based compensation	-	-	740	-	-	-	740
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(6,517)	(9)	-	(6,526)
BALANCE AT SEPTEMBER 30, 2021	37,939	$4	$93,650	$(103,590)	$(42)	$-	$(9,978)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT JUNE 30, 2020	37,658	$4	$89,555	$(92,084)	$322	$81	$(2,122)
Issuance of common stock to Juvenescence	29	-	37	-	-	-	37
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Issuance of warrants to Juvenescence	-	-	662	-	-	-	662
Stock-based compensation	-	-	232	-	-	-	232
Transactions with noncontrolling interests – LifeMap Sciences	-	-	395	-	(395)	-	-
Foreign currency translation adjustment	-	-	-	-	-	11	11
Net loss	-	-	-	(2,543)	(22)	-	(2,565)
BALANCE AT SEPTEMBER 30, 2020	37,689	$4	$90,880	$(94,627)	$(95)	$92	$(3,746)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock to Juvenescence	29	-	37	-	-	-	37
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	11	-	(7)	-	-	-	(7)
Issuance of warrants to Juvenescence	-	-	1,351	-	-	-	1,351
Stock-based compensation	-	-	751	-	-	-	751
Transactions with noncontrolling interests – LifeMap Sciences	-	-	395	-	(395)	-	-
Foreign currency translation adjustment	-	-	-	-	-	23	23
Net loss	-	-	-	(8,419)	(99)	-	(8,518)
BALANCE AT SEPTEMBER 30, 2020	37,689	$4	$90,880	$(94,627)	$(95)	$92	$(3,746)

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2020	1,046	2,854	28	$2.51
Options granted	(568)	568	-	1.46
Options forfeited, cancelled or expired	40	(40)	-	3.00
Restricted stock units vested	-	-	(9)	-
September 30, 2021	518	3,382	19	$2.31
Options exercisable at September 30, 2021		2,398		$2.50

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. No stock options were granted under the Plan during the three months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Expected life (in years)	5.71	6.08
Risk-free interest rates	0.99%	0.45%
Volatility	102.34%	87.86%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$17	$16	$48	$63
General and administrative	255	211	688	669
Total stock-based compensation expense – continued operations	$272	$227	$736	$732

Stock-based compensation expense recognized under discontinued operations for the nine months ended September 30, 2021 amounted to $4,000 and for the three and nine months September 30, 2020 amounted to $5,000 and $19,000, respectively. See Note 3.

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss, however, for GILTI, US tax laws are applied to the foreign activity, as a result there was an immaterial inclusion amount. For the three and nine months ended September 30, 2021, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first nine months of 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2021, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the three and nine months ended September 30, 2021.

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

9. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$13	$12
Issuance of common stock upon vesting of restricted stock units (Note 6)	$14	$16
Issuance of common stock to Juvenescence (Note 5)	$-	$37
Issuance of warrants to Juvenescence (Note 5)	$757	$1,351

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

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California following the December 31, 2020 expiration of the AgeX Lease. AgeX’s new office occupies 135 square feet of leased space in a building located in an office and research park. Base monthly rent is $947 for the one year lease term and also covers office furniture rental, janitorial services, utilities, and internet service. In September 2021 AgeX extended its office lease for another year, effective January 1, 2022, at a monthly rent of $1,074.

ASC 842

AgeX adopted ASC 842 in 2019. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity. The right-of-use asset and right-of-use lease liability were fully amortized and written off as of December 31, 2020 upon termination of the AgeX Lease.

There were no future minimum lease commitments as of September 30, 2021.

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The sales agreement between AgeX and Chardan also includes indemnification provisions pursuant to which the parties have agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock through the ATM facility, including liabilities under the Securities Act. Similarly, the Registration Rights Agreements between Juvenescence and AgeX include indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular research, development, services, license, or lease agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements to date.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law, retroactively allowing a federal deduction of the expenses that gave rise to the PPP loan forgiveness. California does not allow a deduction for these expenses for publicly traded companies.

Notice of Delisting

On June 1, 2020, AgeX received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that AgeX has stockholders’ equity of less than $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter AgeX provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action AgeX has taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by December 1, 2021. The Exchange staff accepted the Compliance Plan.

On April 15, 2021, AgeX regained compliance with all of the Exchange’s continued listing standards set forth in Part 10 of the Exchange Company Guide. Specially, the Exchange has resolved the continued listing deficiency with respect to Section 1003(a)(i) of the Exchange Company Guide. However, as a result of the subsequent decline in the market price of AgeX common stock, the total value of market capitalization or “market cap” of AgeX common stock fell below the $50 million level that provided an exemption from meeting the stockholder’s equity requirement of the Exchange’s continued listing standards. The Exchange staff will continue to monitor AgeX’s market cap over the next few months and may take action, including truncating the compliance procedures described in Section 1009 of the Exchange Company Guide or immediately initiating delisting proceedings if we do not regain compliance.

AgeX intends to make arrangements to have its common stock quoted on an interdealer quotation system if its common stock is delisted from the Exchange.

11. Subsequent Events

Additional Draws under the 2019 Loan Agreement as Amended in February 2021

On October 25, 2021, AgeX borrowed an additional $500,000 under the 2019 Loan Agreement. The outstanding principal balance of the loans totaling $6.0 million plus the $160,000 Origination Fee under the 2019 Loan Agreement will become due and payable on the Extended Repayment Date on February 14, 2022.

Second Amendment to 2019 Loan Agreement

On November 8, 2021, AgeX and Juvenescence entered into Amendment No. 2 to Loan Facility Agreement (the “Second Amendment”) further amending the 2019 Loan Agreement. The Second Amendment increases the amount of the loan facility from $6.0 million to $7.0 million, of which AgeX previously borrowed $6.0 million. All loans in excess of the amount previously borrowed are subject to Juvenescence’s discretion. Additional loans, if made, will be in denominations of $1.0 million.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

Impact of COVID-19 pandemic

The recent global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or in the laboratory facilities of third parties undertaking research work for us, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

Results of Operations

The following comparisons exclude the impact of the operations of LifeMap Sciences which have been presented in our consolidated financial results as discontinued operations. See Note 3 to our condensed consolidated interim financial statements included in this Report for a discussion of discontinued operations.

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the periods presented (unaudited and in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$22	$40	$(18)	(45.0)%
Other revenues	2	29	(27)	* %
Total revenues	24	69	(45)	(65.2)%
Cost of sales	(2)	(17)	(15)	* %
Gross profit	$22	$52	$(30)	(57.7)%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$79	$162	$(83)	(51.2)%
Other revenues	38	41	(3)	(7.3)%
Total revenues	117	203	(86)	(42.4)%
Cost of sales	(18)	(21)	(3)	(14.3)%
Gross profit	$99	$182	$(83)	(45.6)%

*	Percentage is not meaningful.

During the three months ended September 30, 2021 and 2020, we recognized income of approximately $22,000 and $40,000, respectively, and for the nine months ended September 30, 2021 and 2020, we recognized income of approximately $79,000 and $162,000, respectively, from grants awarded by the NIH. We expended the full amount available under one of the NIH grants as of March 31, 2020.

Operating Expenses

We have made certain adjustments to our operating plans and budgets to reduce our cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed a staff force reduction, primarily research and development personnel effective May 1, 2020. As a result of those staff reductions, we paid approximately $105,000 in accrued payroll and unused paid time off and other benefits, and we recognized approximately $194,800 in restructuring charges in connection with the reduction in staffing, consisting of contractual severance.

The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$275	$653	$(378)	(57.9)%
General and administrative expenses	1,421	1,796	(375)	(20.9)%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$1,080	$2,809	$(1,729)	(61.6)%
General and administrative expenses	5,191	5,146	45	0.9%

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020 have decreased due to scaled down research and development related activities following the layoff of 11 employees in May 2020 and shutdown of our lab facilities as of December 31, 2020, the date on which our office and laboratory lease agreement expired. See Note 10 to our condensed consolidated interim financial statements included in this Report for a discussion of our lease agreements.

Research and development expenses decreased by $0.4 million to $0.3 million during the three months ended September 30, 2021 from $0.7 million during the same period in 2020. The net decrease was primarily attributable to decreases of: $0.2 million in laboratory facilities and equipment related expenses and maintenance including laboratory supplies; $0.1 million in depreciation and amortization of laboratory equipment and improvements; and $0.1 million in scientific consulting, outside research and services allocable to research and development expenses.

Research and development expenses decreased by $1.7 million to $1.1 million during the nine months ended September 30, 2021 from $2.8 million during the same period in 2020. The net decrease was primarily attributable to decreases of: $0.8 million in salaries and related costs including non-cash stock-based compensation; $0.6 million in laboratory facilities and equipment related expenses and maintenance including laboratory supplies; and $0.4 million in depreciation and amortization of laboratory equipment and improvements. These decreases were offset to some extent by increase of $0.1 million in patent related professional fees allocable to research and development expenses.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 decreased by $0.4 million to $1.4 million as compared to $1.8 million during the same period in 2020 largely due to certain non-recurring project related expenses incurred which started from the third quarter in 2020 through the second quarter in 2021. The net decrease is primarily attributable to decreases of: $0.5 million in professional fees for legal services; and $0.1 million in consulting expenses. These decreases were offset to some extent by increases of: $0.1 million in non-cash stock-based compensation to our independent directors; and $0.1 million in insurance expenses.

General and administrative expenses for the nine months ended September 30, 2021 increased by $0.1 million to $5.2 million as compared to $5.1 million during the same period in 2020. The net increase is primarily attributable to increases of: $0.2 million in consulting expenses; $0.2 million in patent and license maintenance related fees including annual minimum royalties due under license agreement; $0.2 million in insurance expenses; and $0.2 million in non-cash stock-based compensation to our independent directors; These increases were offset to some extent by decreases of: $0.3 million in personnel related expenses, including non-cash stock-based compensation expense; $0.2 million in professional fees for legal services; $0.1 million in professional fees for accounting services; and $0.1 million in general office and facilities related expenses including telephone and online fees.

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

Other income (expense), net

Other income, net in 2021 consists primarily of approximately $437,000 gain recognized upon forgiveness of our PPP Loan principal and accrued interest on February 19, 2021 offset by amortization of deferred debt costs on loans from Juvenescence. Other expense, net in 2020 consists primarily of amortization of deferred debt costs on loans from Juvenescence. See Note 5 to our condensed consolidated interim financial statements included in this Report for discussion of loan agreements and related debt costs.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss, however, for GILTI, US tax laws are applied to the foreign activity, as a result there was an immaterial inclusion amount. For the three and nine months ended September 30, 2021, AgeX’s foreign entity operated at a loss, therefore no GILTI was included in income for the first nine months of 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2021, AgeX experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $103.6 million as of September 30, 2021. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility, that will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, and not taking account of the scheduled maturity of loan balances under the 2019 Loan Agreement during February 2022, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the 2019 Loan Agreement and the 2020 Loan Agreement, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 5 and 11 to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of September 30, 2021, we had borrowed a total of $5.5 million under the 2019 Loan Agreement and $7.5 million under the 2020 Loan Agreement, and we borrowed an additional $0.5 million under the 2019 Loan Agreement during October 2021. We have $1.0 million available under the amended 2019 Loan Agreement and $0.5 million available under the 2020 Loan Agreement. The 2020 Loan Agreement prohibits us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement. Under the 2020 Loan Agreement, Juvenescence may require AgeX and the Guarantor Subsidiaries to grant Juvenescence a security interest and lien on substantially all of our respective assets. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued to Juvenescence under the 2019 Loan Agreement and 2020 Loan Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

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

Cash used in operating activities

Continuing operations: During the nine months ended September 30, 2021, our total research and development expenses were $1.1 million and our general and administrative expenditures were $5.2 million. Net loss attributable to us for the nine months ended September 30, 2021 amounted to $6.4 million. Net cash used in operating activities from continuing operations during this period amounted to $6.1 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the nine months ended September 30, 2021 was primarily attributable to the following: $0.9 million payment of financed insurance premium liability; $0.4 million gain on extinguishment of debt (PPP Loan) in February 2021; and $0.1 million gain on the LifeMap Deconsolidation (see Note 3 to our condensed consolidated interim financial statements included in this Report). These amounts were offset to some extent by $0.9 million in amortization of intangible assets and deferred debt issuance costs, $0.7 million in stock-based compensation expense and $0.1 million net change in working capital from operating activities.

Discontinued operations: Net loss attributable to us for the nine months ended September 30, 2021 amounted to $0.1 million. Net cash used in operating activities from discontinued operations during this period amounted to $0.1 million. The net zero difference between the net loss attributable to us and net cash used in operating activities from discontinued operations during the nine months ended September 30, 2021 was primarily attributable to decreased amortization expenses by $0.1 million offset by $0.1 million as a result of deconsolidation of discontinued operations. See Note 3 to our condensed consolidated interim financial statements included in this Report for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Cash provided by (used in) investing activities

Continuing operations: During the nine months ended September 30, 2021, net cash provided by investing activities from continuing operations amounted to $466,000, which AgeX received in cash as its pro rata share of the Merger Consideration in the merger.

Discontinued operations: Net cash used in investing activities from discontinued operations of $50,000 results from the deconsolidation of LifeMap Sciences cash and cash equivalents. See Note 3 to our condensed consolidated interim financial statements included in this Report.

Cash provided by financing activities

Continuing operations: During the nine months ended September 30, 2021, net cash provided by financing activities from continuing operations amounted to $6.2 million, which was attributable to the $2.0 million drawn against the 2020 Loan Agreement entered into with Juvenescence in March 2020 and $3.5 million drawn against the 2019 Loan Agreement as amended in February 2021, approximately $496,000 gross proceeds raised from the sale of AgeX common shares through at-the-market offerings and the collection of $250,000 as a partial payment of LifeMap Sciences’ indebtedness to us as a pre-requisite to the disposition of our interest in LifeMap Sciences on March 15, 2021.

Discontinued operations: Net cash used in financing activities from discontinued operations of $250,000 relates to the partial payment of LifeMap Sciences’ indebtedness to us as aforementioned. See Note 3 to our condensed consolidated interim financial statements included in this Report.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2021 (the “2020 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2020 Form 10-K, except as follows:

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $103.6 million as of September 30, 2021. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses and the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with recent reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

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

The Registration Statement also includes 19,695,746 shares of AgeX common stock registered for sale for the account of Juvenescence. Those shares are not part of the ATM Offering. Juvenescence has informed us that they did not sell any of the shares registered for their account during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, we sold 242,200 shares of common stock in the ATM Offering through the Sales Agreement for approximately $495,708 of gross proceeds. The net proceeds from the sale of shares in the ATM Offering during the period were approximately $480,790 after deducting the expenses of the ATM Offering shown in the following table that provides certain information with regard to the fees and expenses we incurred during the period commencing on the effective date of the Registration Statement and ending on September 30, 2021 in connection with the ATM Offering.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

10.1	Amendment No. 2 to Loan Facility Agreement, dated November 8, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by reference to AgeX Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2021)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: November 12, 2021	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 12, 2021	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

