Form 10-K
period 2021-12-31
AgeX Therapeutics, Inc.
filed 2022-03-29
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (510) 671-8370

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

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2021 was $32.5 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2022, there were outstanding 37,943,064 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

AgeX Therapeutics, Inc.

Summary of Risk Factors

Below is a summary of the material factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Report and should be carefully considered, together with other information in this Report and our other filings with the Securities and Exchange Commission (“Commission”) before making investment decisions regarding our common shares.

Risks Related to Our Financial Condition and Capital Resources

●	We are a discovery-stage development company with limited capital resources and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations, and we do not know if we will ever attain profitability.

●	We need additional financing to execute our operating plan and continue to operate as a going concern.

●	Our ability to borrow additional funds from the line of credit under our 2022 Secured Convertible Promissory Note with Juvenescence is subject to Juvenescence’s discretion in funding our requests for loans, and all of the loans are collateralized by our assets, including shares of our subsidiaries.

●	The terms of our Secured Note and Security Agreement with Juvenescence could make it more difficult for us to raise additional capital from other sources.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Business Operations

●	Due to our limited financial resources, we have reduced our staffing, eliminated our of our research laboratory facilities, and eliminated in-house research and product development work. We will seek opportunities to outsource or license product development and commercialization but there is no assurance that we will be able to do so successfully.

●	We may expend our limited resources to pursue one or more particular product candidates or indications and fail to pursue product candidates or indications that may be more profitable or for which there is a greater likelihood of success

●	We have not tested any of our product candidates in clinical trials. Success in early development and preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials.

●	Our choice of product candidates and our development plans for our product candidates are subject to change based on a variety of factors, and if we abandon development of a product candidate we may not be able to develop or acquire a replacement product candidate.

●	We may determine to expand our organization and obtain laboratory facilities if we are able to raise sufficient capital to do so, and we may experience difficulties in managing this growth, which could disrupt our operations.

●	The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

●	If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer.

●	We will face risks related to the manufacture of medical products for any product candidates that we develop.

●	If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer.

●	Any cell-based products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale.

●	If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

●	The ongoing COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.

Risks Related to Our Industry

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential.

●	Even if a product candidate receives regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Our product candidates may cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label, or, result in significant negative consequences following marketing approval, if any.

●	We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or could otherwise be negatively impacted, and we could be subject to costly and damaging product liability claims.

●	Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

●	The price and sale of any product candidates that be marketed may be limited by health insurance coverage and government regulation.

●	Enacted and future healthcare legislation, including the ACA, may increase the difficulty and cost for to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

Risks Related to our Dependence on Third Parties

●	We may become dependent on future collaborations to develop and commercialize our product candidates and to provide the regulatory compliance, sales, marketing, and distribution capabilities required for the success of our business.

●	We have no marketing, sales, or distribution resources for the commercialization of any products or technologies that we might successfully develop.

●	We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates and intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Intellectual Property

●	If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling our products.

●	There is no certainty that our pending or future patent applications will result in the issuance of patents.

●	The process of applying for and obtaining patents can be expensive and slow.

●	Our patents may not protect our technologies or products from competition.

●	We may not be able to enforce our intellectual property rights throughout the world.

●	We may be subject to patent infringement claims that could be costly to defend, which may limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our technologies or products, require us to pay licensing fees to have freedom to operate and/or result in monetary damages or other liability for us.

Risks Related to Our Relationship with Juvenescence

●	Our Chief Operating Officer is not a fulltime AgeX employee.

●	Conflicts of interest may arise from our relationship with Juvenescence, which owns a significant percentage of our common stock and is a significant creditor and will be able to substantially influence us and exert control over matters subject to stockholder approval and the election of directors.

●	Juvenescence could own a majority of the outstanding shares of AgeX common stock through the conversion of loans made to us or the exercise of Warrants.

Risks Pertaining to Our Common Stock

●	There is a limited history to the public trading of our common stock and there is no assurance that a market for our common stock will be sustained.

●	Because we are engaged in the development of pharmaceutical and cell therapy products, the price of shares of our common stock may rise and fall rapidly.

●	Because we do not pay dividends, our stock may not be a suitable investment for anyone who needs to earn dividend income.

●	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our shares.

●	You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.

●	Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

Special Note Regarding Forward-Looking Statements

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

The forward-looking statements in this Report include, among other things, statements about:

●	our plans to pursue research and development of our product candidates and to license our technologies;

●	the potential success of our research and development programs;

●	the potential commercialization of our product candidates and technologies;

●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;

●	the potential receipt of revenue from future sales of our product candidates or licensing of our technologies;

●	our estimates and assumptions around market size for our product candidates and technologies;

●	our estimates regarding future revenues and operating expenses, and future capital requirements;

●	our intellectual property position;

●	the impact of government laws and regulations;

●	the impact of the Covid-19 pandemic on our operations and demand for our diagnostic tests; and

●	our competitive position.

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

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under applicable accounting principles generally accepted in the United States of America due to the disposition of LifeMap Sciences on that date.

The sale of LifeMap Sciences was a taxable transaction to AgeX; however, no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s consolidated balance sheet at December 31, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s consolidated statements of operations for the year ended December 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021, followed by the completion of the cash-out merger on the same day. For the year ended December 31, 2020, AgeX’s consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

The deconsolidation of LifeMap Sciences is also referred to as the “LifeMap Deconsolidation” in this Report.

For further discussion, see Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

PART I

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

The human embryonic progenitor cell lines, human pluripotent stem cell lines, and patents contributed or licensed or sublicensed to us by Lineage and its subsidiaries include our initial product candidates AGEX-BAT1 brown adipocytes and AGEX-VASC1 young vascular cells, and our foundation technologies PureStem®, HyStem® and induced tissue regeneration or iTRTM technology.

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

On August 30, 2018, Lineage sold 14.4 million of its shares of AgeX common stock to Juvenescence. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of our issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of our issued and outstanding shares of common stock. As a result, beginning on August 30, 2018, we were no longer considered a subsidiary of Lineage for financial reporting purposes, because on that date, Lineage experienced a “loss of control” of a subsidiary, as defined by accounting principles generally accepted in the United States of America (“US GAAP”).

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

During August 2018, we expanded our technology platforms by acquiring from Escape Therapeutics, Inc. patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. These patents are the foundation for our UniverCyteTM technology platform.

During March 2021, AgeX disposed of its interest in LifeMap Sciences pursuant to the terms of the Merger Agreement.

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

iTRTM, UniverCyteTM, Renelon™, and EPRO™ are trademarks of AgeX Therapeutics, Inc. HyStem® and PureStem® are registered trademarks of Lineage Cell Therapeutics, Inc.

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

Our lead small molecule drug-based therapeutic candidate for induced Tissue Regeneration (iTRTM) in discovery is AGEX-iTR1547 and our lead biologic candidate for iTR is AGEX-iTR1550:

●	AGEX-iTR1547 is a drug-based formulation and AGEX-iTR1550 (also known as Renelon™) is a gene delivery technology, both of which are in the discovery stage of development. Initial indications for use may include scarless wound repair.

Our research related to the reprogramming of aging has also led to novel insights into cancer. We have filed patent applications on inventions that relate to these discoveries. These technologies may provide novel targets for cancer therapy and diagnosis. One such cancer therapeutic in the early stages of development is designated “EPROTM” (Embryonic Promoter-Regulated Oncolysis). EPRO is an oncolytic gene therapy strategy that may provide a novel means of selectively destroying an array of different types of cancer cells. Successful development of EPRO will be dependent, in part, on the availability of financing and licensing or joint development opportunities.

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

Our core technology platforms provide us with a strong foundation for successfully addressing many of the diseases of ageing by focusing on broad therapeutic applicability and commercially scalable technologies:

1. PureStem®: AgeX’s allogeneic cell derivation and manufacturing platform, based on human embryonic progenitors, which are cells in state of development between embryonic stem cells and adult cells. We believe PureStem has the potential to solve several major challenges faced by the cell therapy industry by generating cellular therapeutics which would:

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

4. Induced Tissue Regeneration (iTRTM): The aim of iTR is to return aged cells back to a youthful state, thereby inducing a capacity for scarless regeneration characteristic of early developing tissues, without reverting cells to pluripotency. This technology is sometimes referred to as “partial reprogramming” or “epigenetic reprogramming of aging”. This novel approach may trigger complete regeneration of cells, and potentially even complex tissues, damaged as a result of age-related degenerative processes or trauma. The premise behind iTR is that aging, and in turn degenerative diseases of old age, are a result of the loss of two characteristics of cells; namely, replicative immortality and regenerative capacity. These two characteristics are present in embryonic cells but are lost at the embryonic to fetal transition (EFT). With this loss, humans can no longer generate new cells or repair damaged cells scarlessly and in sufficient numbers to maintain health. We discovered that cells begin expressing the gene COX7A1 at the EFT when regeneration is commonly lost. Therefore, the gene may be a key inhibitor of cellular regeneration. For example, we have discovered that restoring a regenerative pattern of COX7A1 gene expression may facilitate hair regeneration in mouse models. In addition, we have invented multiple platforms for delivering iTR using small molecules as well as biologic strategies such as those using gene therapy to transiently express reprogramming factors. We have filed patent applications on the use of iTR in a wide array of degenerative conditions including cancer.

5. ESI cell lines: AgeX has six clinical-grade human embryonic stem cell lines, they are distinguished as the first clinical-grade human pluripotent stem cell lines created under current Good Manufacturing Practice as described in Cell Stem Cell (2007;1:490-4). They are listed on the National Institutes of Health (NIH) Stem Cell Registry in the USA and are among the best characterized and documented stem cell lines in the world. ESI-053 is among only a few pluripotent stem cell lines from which a derived cell therapy product candidate has been granted FDA IND clearance for human studies. The FDA cleared an IND application from ImStem Biotechnology, one of our sublicensees, for a MSC product derived from ESI-053 for multiple sclerosis. This was believed to be the first MSC product derived from a pluripotent stem line to be accepted for a human trial by the FDA. The ESI cell lines are available as research or clinical grade product, and have been offered since 2006.

Business Strategy

Each of our four proprietary platform technologies, PureStem® for cell derivation and manufacturing, UniverCyte™ for generation of hypoimmunogenic cells, iTRTM for reversing the age of cells already in the body and HyStem® for cell or small molecule-based iTRTM delivery, presents AgeX with a multiplicity of attractive opportunities which we may pursue. Given these platform technologies may be highly desirable to multiple academic and biopharma companies due to their broad applicability and potentially important clinical and commercial benefits, AgeX plans to pursue different business models for these platforms:

●	Co-Development and Licensing: Our PureStem® and UniverCyte™ technologies as well as our ESI cell lines may have applications in the development of a broad range of cell therapy products. We will seek opportunities to license these AgeX technologies to other cell therapy or biopharma companies to bring in early revenue streams, especially for therapies that AgeX does not presently intend to develop.

●	Cellular Therapy: AgeX presently does not have the laboratory and research staff required to conduct in-house research and development for its product candidates, including AGEX-BAT1 and AGEX-VASC1. Instead, AgeX may conduct research and development of those product candidates through a variety of alternative strategies, including but not limited to sponsoring research and development work at research laboratories at universities or other educational institutions, entering into co-development and marketing arrangements with researchers or other companies in the cell therapy or biopharma industry, and engaging contract service providers to conduct research and development and manufacturing for AgeX for particular product candidates.

●	Reverse Bioengineering, Inc.: Partial cellular reprogramming using our iTRTM technology may one day allow us to revert aged or diseased cells inside the body back to a more youthful, healthy and functional state. We incorporated Reverse Bioengineering, Inc. (“Reverse Bio”) as an AgeX subsidiary to develop our revolutionary iTRTM platform. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing our iTRTM technology to proof-of-concept in an animal model. We have assigned to Reverse Bio our patent portfolio for iTR development, but the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital.

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

We plan to finance our iTRTM research and development through Reverse Bio. To the extent that such financing is obtained through the sale of capital stock or other equity securities to investors or other biopharma companies by Reverse Bio, or the sale of Reverse Bio shares held by AgeX, our equity interest in Reverse Bio and its iTRTM business would be diluted.

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

Pluripotent Stem Cells (PSCs)

Embryonic stem cells
Ectoderm
Mesoderm
Endoderm
Germ-line cells
Neural tube
Brain
Cranial motor nerves
Epiphysis
Pars neuralis of hypophysis
Spinal cord
Motor spinal nerves
Retina
Cranial neural crest
Cardiac neural crest
Aortic conn. & muscle
Septum
Melanocytes
Cephalic muscles
Skull
Dentine
Head mesenchyme
Cranial nerves
Trunk neural crest
Spinal dorsal root ganglia
Medulla of adrenal
Sensory spinal nerves
Symp. ganglia
Outer epithelium of body
Amnion
Sweat glands
Sebaceous glands
Hair
Nails
Cornea
Lens
Mammary glands
Olfactory epithelium
Stomodaeal epithelium
Oral epithelium
Tooth enamel
Pars buccalis of hypophysis
Paraxial mesoderm (somites)
Dermatomes
Dermis
Sclerotomes
Axial skeleton
Myotomes
Trunk muscles
Limb buds
Appendicular muscles
Intermediate mesoderm
Pronephros
Mullerian ducts
Vagina
Oviducts
Uterus
Mesonephros
Mesonephric ducts
Ductus epididymis
Metanephros
Renal pelvis
Chordamesoderm
Notocord
Lateral plate mesoderm
Somatic mesoderm
Parietal pleura
Parietal pericardium
Parietal peritoneum
Yolk sac
Splanchnic mesoderm
Mesenchyme
Vascular smooth muscle
Gonad stoma
Hemangio-blast
Endothelium of blood vessels
Endocardium
Epicardium
Myocardium
Mesenteries
Visceral peritoneum
Visceral pleura
Cortex of adrenal
Pharyngeal pouches
Tonsils
Thymus
Parathyroids
Postbranchial bodies
Thyroid
Pharynx
Primitive gut
Intestine
Liver
Pancreas
Beta cells
Allantois
Urinary bladder

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

Our Technology Platforms

PureStem® Technology

Regulatory approval of cell- and tissue-based products require high standards of quality control. In the case of stem cell-derived products, there is a high standard for ensuring the known identity, purity, and reproducibility of the cells to be administered. PSCs provide certain advantages over adult stem cell products when used in the manufacture of cell-based therapeutics for the treatment of age-related disease. These advantages include:

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

HyStem® Delivery Technology

HyStem® is a patented biomaterial that mimics the extracellular matrix that is the structural network of macromolecules surrounding cells in the body. The extracellular matrix is essential for normal cellular function and survival of transplanted cells. Many tissue engineering and regenerative cell-based therapies are expected to benefit from the delivery of therapeutic cells in a matrix for precise localized delivery and survival. HyStem is a unique hydrogel that has been shown to support cellular attachment in vivo. Current research at medical institutions has shown that HyStem is compatible with a wide variety of cells and tissue types including those of the brain, bone, skin, cartilage, vascular system and heart. The technology underlying HyStem hydrogels was developed at the University of Utah and has been exclusively licensed to Lineage for human therapeutic applications and sublicensed to AgeX for certain fields. The HyStem technology is based on a unique thiol cross-linking chemistry to prepare hyaluronan-based matrices as hydrogels. Since the first published report in 2002, there have been numerous academic scientific publications supporting the biocompatibility of thiol cross-linked hyaluronan-based matrices and their applications as medical devices and in cell culture, tissue engineering, and animal models of cell-based therapies.

Figure 5. AgeX plans to utilize the HyStem® technology for the delivery of cell-based therapeutics.

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

The demonstration in published literature in the public domain that the transplantation of BAT from young mice to obese diabetic mice resulted in weight loss and increased insulin sensitivity has led to a search for a source of industrially-scalable clinical grade BAT cells as well as an appropriate matrix for lipotransfer. There currently is no FDA-approved matrix for cell transplantation. However, Lineage has obtained a CE Mark for the marketing of HyStem (Renevia) for cell-assisted lipotransfer procedures in Europe. Therefore, we believe HyStem can be used for the delivery of BAT cells produced using PureStem® technology. As shown in Figure 6, the AGEX-BAT1 progenitors strongly express the BAT marker UCP1 when induced to differentiate and show a relatively high degree of purity compared to human tissue-derived BAT.

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

AGEX-VASC1 - Vascular Progenitors

PureStem® technology can also yield highly purified embryonic vascular components. As shown below, select clonal lines express markers such as VE-Cadherin (CDH5) and PECAM1, as well as VWF and other markers of venous, arterial, and lymphatic endothelium. Flow cytometry shows purity indistinguishable from 100%.

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

Status and Development Plan

The product candidates we have chosen are in the discovery stage of development. Prior to filing an Investigational New Drug (IND) application for the initiation of clinical trials of our initial product candidates, AGEX-BAT1, AGEX-VASC1, and AGEX-ITR1547/AGEX-iTR1550 a number of important research and development goals will need to be achieved, including discovery-level research for the qualification of reagents used in the manufacture of the product, completion of the standard operating procedures to be used (SOPs), complete the methods and documentation for characterization of the product; and producing and testing the genetic modifications in the master cell banks of the pluripotent stem cells under current Good Manufacturing Practices (cGMP) in order to produce product that will not illicit immune rejection following transplantation. In addition, we will be required to expand the numbers of the pluripotent stem cell master cell banks for future use; produce working cell banks from which the product will be manufactured for clinical trials; produce the relevant product under cGMP conditions; and expand the number of relevant cells and cryopreserve them under cGMP conditions. In addition, we will be required to design the pre-clinical studies including the study endpoints, perform biosafety testing and release the first clinical batch based on preliminary characterization results, and complete full product characterization. Biosafety testing will necessarily include pilot testing in animals such as (NOD/SCID) mice, dosing spiking studies at early and later endpoints, tumorgenicity and biodistribution studies to determine whether the cells form undesired tumors or migrate to inappropriate sites respectively in the animal. Lastly, we will need to define the clinical trial and regulatory strategy and hold Pre-Pre-IND and Pre-IND meetings with the Food and Drug Administration (FDA), as well as successfully submit an investigational new drug application or IND to the FDA and receive clearance to begin trials. Thereafter, we will need to demonstrate safety and efficacy of the product in human clinical trials in Phase I and II trials, and continued safety and efficacy for achieving the desired endpoint in Phase III trials, potentially then leading to product registration. See “Risk Factors — Risks Related to Our Business Operations” for discussion of risks relating to product development and clinical trials. These include, but are not limited to, failure to successfully complete the aforementioned studies due to the failure of the product, processes, or skills of our employees, unforeseen delays in the development process, failure to raise requisite financing, or failure to receive permission from the FDA to advance product development. To the extent we license development of one or more product candidates to third parties or enter into collaboration arrangements for product development, our licensees or collaborators would need to undertake and achieve the foregoing goals.

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

Other Products and Product Candidates

Neural Stem Cells

During January 2020, we began a research collaboration under a Sponsored Research Agreement with the University of California at Irvine (UCI) using our PureStem® technology to derive neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The pace of work on the research project was slowed by COVID-19 safety procedures, but we expect the initial work to be concluded during 2022. The primary goal of the research will be to develop a robust method of deriving neural stem cells from PSCs in sufficient quantity and with sufficient purity and identity for use in cell based therapy. The initial focus will be on Huntington’s disease, while other potential targets may include Parkinson’s, Alzheimer’s, and stroke. UCI has already accumulated safety and efficacy animal data that may support an IND submission to the FDA for the commencement of clinical trials to treat Huntington’s disease.

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

Subsidiaries

AgeX has two operating subsidiaries, Reverse Bioengineering, Inc. (“Reverse Bio”) and ReCyte Therapeutics, Inc. (“ReCyte”). Reverse Bio and ReCyte are early stage pre-clinical research and development companies.

AgeX will develop its revolutionary iTRTM platform through Reverse Bio. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing the iTRTM technology to proof-of-concept in an animal model. AgeX’s patent portfolio for iTR development have been assigned to Reverse Bio, but the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital. ReCyte is involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 100% and 94.8% of the outstanding capital stock of Reverse Bio and ReCyte, respectively. All material intercompany accounts and transactions have been eliminated in consolidation.

Manufacturing

We presently do not have any manufacturing facilities and we will need to rely on third party contract manufacturers for the production of our cell lines and product candidates and to comply with quality manufacturing processes and controls.

Facilities

Until December 31, 2020, when our lease expired, our offices and research laboratory were located in approximately 23,911 square feet of space in a building in an office and research park at 965 Atlantic Avenue, Alameda, California. On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising of 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. In September 2021, AgeX extended its office lease for another year. Accordingly, we no longer have our own research laboratory facilities.

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

HyStem® Technology: AgeX has a sublicense to the HyStem® technology from Lineage and the technology was originally developed by the University of Utah Research Foundation with patents issued in the United States, Canada, Switzerland, Germany, Spain, France, UK, Ireland, Italy, Luxembourg, Monaco, Japan, Australia, and South Africa. The patents have claims covering compositions, pharmaceutical compositions with living cells methods of crosslinking, methods of making, methods of administering the compositions, and the use of the synthetic extracellular matrix in both research and clinical applications. The expiration dates of the HyStem® patents range from 2023 to 2027.

ESI Human Embryonic Stem Cell (hES) Cell Lines: AgeX licenses rights to the ES Cell International Pte. Ltd. patent portfolio with patents issued in the United States, Australia, Israel, UK, Singapore, Japan, and applications pending in the US and Europe. The patents are directed to methods for the differentiation of or enhancing the differentiation of stem cells into cardiomyocytes, neural cells, and pancreatic endoderm cells, compositions of pancreatic progenitor cells, methods of promoting the attachment, survival and/or proliferation of substantially undifferentiated stem cells in culture, methods for identifying and selecting cardiomyocytes, methods of freezing stem cells or progenitor cells, methods for identifying cardiogenic factors, compositions and methods for modulating spontaneous differentiation of a stem cell, methods of modulating the differentiation of undifferentiated, pluripotent human embryonic stem cells in culture, isolated endodermal progenitor cells, methods for transducing human embryonic stem cells, cell culture systems. The pending applications are directed to methods for the differentiation of hES cells into the three cell lineages, including for example cardiomyocytes, skeletal muscle cells, vascular endothelial cells, and pancreatic endoderm cells, as well as various culture and purification methods and compositions and methods of treatment. The ESI issued patents will expire from 2019 to 2027, and the approximate date of expiration of the pending patents, if issued, will range from 2022 to 2027.

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

General Risks Related to Obtaining and Enforcing Patent Protection

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid or infringing on third-party claims. Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed any amounts that we may accrue on our consolidated financial statements as a reserve for contingent liabilities. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

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

Our Licensing Arrangements

License Agreement with Lineage: iTRTM, PureStem® and Telomere Length

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

There are numerous biotechnology companies developing therapeutics for human aging, with each company often focusing on a specific molecular pathway within cells. For example, ResTORbio, Inc. is developing modulators of the mechanistic target of rapamycin (mTOR) pathway to treat immunological and cardiovascular disorders. Calico Life Sciences LLC is a Google-founded research and development company aimed at identifying molecular pathways that control animal lifespan and translating these insights into novel therapeutics designed to increase human healthspan. Calico has not disclosed its lead product development plans. Unity Biotechnology, Inc. focuses on cellular senescence, in particular, the use of agents that can target senescent cells for selective ablation (senolysis). Unity’s stated targeted age-related diseases include osteoarthritis as well as other ophthalmological and pulmonary diseases. In addition, Altos Labs, Inc. (Altos) has reportedly received funding commitments in excess of $3 billion for research and development of products relating to age-reprogramming. The initial technology focus disclosed by Altos may compete with the iTR program within AgeX and it's subsidiary Reverse Bio.

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

Federal and State Fraud and Abuse Laws

We are also subject to various laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. The term “remuneration” has been broadly interpreted to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (“ACA”), among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the false claims laws may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim.

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

Employees

As of December 31, 2021, we employed 5 persons on a full-time basis and 5 persons on a part-time basis. Two full-time and one part-time employees hold Ph.D.’s in one or more fields of science.

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

We are a discovery-stage therapeutics company with a limited operating history and limited capital resources. Since our inception in August 2017, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flow in the future. Our net operating losses from continuing operations were $8.6 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively, and we had an accumulated deficit of approximately $105.7 million as of December 31, 2021. See Note 3 to our consolidated financial statements included in this Report for a discussion of discontinued operations.

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

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our loan agreements with Juvenescence, and the proceeds of up to $12.1 million we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital Markets, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $105.7 million as of December 31, 2021. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses and the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with recent reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Our ability to borrow additional funds from the line of credit under our 2022 Secured Convertible Promissory Note with Juvenescence is subject to Juvenescence’s discretion in funding our requests for loans, and all of the loans are collateralized by our assets, including shares of our subsidiaries.

During February 2022 we obtained a $13,160,000 line of credit from Juvenescence under the terms of a Secured Convertible Promissory Note (the “Secured Note”). We drew an initial $8,160,000 of the line of credit and used $7,160,000 to pay the outstanding principal and other amounts due as loan origination fees under its 2019 Loan Facility Agreement, as amended, with Juvenescence. The remaining $5 million of the line of credit may be drawn down from time to time until February 14, 2023 subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024 (the “Repayment Date”). Our obligations under the Secured Note are collateralized by all of our assets, including the shares of common stock we hold in subsidiaries ReCyte Therapeutics and Reverse Bio, under the terms of a Security Agreement. If Event of Default, as defined in the Secured Note were to occur, Juvenescence could foreclose on its security interest and sell our assets to satisfy the unpaid principal balance of those loans plus certain loan origination fees and costs incurred in connection with the Event of Default and the foreclosure and sale of the assets. As a result, we could lose some or all of respective assets, leaving few if any assets available for the operation of our business, or for sale for the benefit of our stockholders through a winding up of our affairs and liquidation of our assets.

The terms of our Secured Note and Security Agreement with Juvenescence could make it more difficult for us to raise additional capital from other sources.

The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15 million in debt or equity financing within 12 months from the date of the Secured Note; (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted. Accordingly, the terms of the Secured Note and the grant of a security interest in our assets pursuant to the Security Agreement could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries from sources other than Juvenescence.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than a Sales Agreement with Chardan pursuant to which we may sell up to $12.1 million of our common stock in “at-the-market” sales, and as of March 14, 2022, the right to borrow up to an additional $5.0 million in total, subject to Juvenescence’s discretion, under the Secured Note. We will need to seek additional capital regardless of market conditions and the terms of any financings that may be available to us.

To the extent that we raise additional capital through the sale of shares of our common stock or other equity securities, , your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similarly, if Reverse Bio raises additional capital through the sale of equity securities or convertible debt securities AgeX’s interest in Reverse Bio will be diluted and the terms of equity securities issued by Reverse Bio may include liquidation or other preferences that adversely affect our rights as a common stockholder of Reverse Bio. We will need to issue additional common stock purchase warrants to Juvenescence in connection with any additional borrowings under the Secured Note, which to the extent issued will dilute the interests of our other stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we or any of our subsidiaries raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we or our subsidiaries may be required to relinquish valuable rights to key technologies, future revenue streams, or product candidates, and any such licenses may be granted on terms that may not be favorable to us. If we or our subsidiaries are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Our Business Operations

Due to our limited financial resources, we have reduced our staffing, eliminated our of our research laboratory facilities, and eliminated in-house research and product development work. We will seek opportunities to outsource or license product development and commercialization but there is no assurance that we will be able to do so successfully.

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

As of December 31, 2021, we had 10 employees. If we are able to obtain sufficient capital and determine to reinstitute our internal research and development efforts, we may have difficulty locating, leasing, and equipping a new laboratory facility and identifying, hiring and integrating new scientific and laboratory personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do and are better positioned to attract and retain personnel and consultants. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Further, our product candidates are manufactured by starting with established master cell banks of human embryonic cells and other cells that are cryopreserved. We will be required to expand the numbers of the pluripotent stem cell master cell banks for future use, as well as produce working cell banks from which the product will be manufactured for clinical trials, produce the relevant product under cGMP conditions, expand the number of relevant cells and cryopreserve them under cGMP conditions. We may not be able to expand the numbers of the pluripotent stem cell master cell banks to provide sufficient cells for clinical trial or for commercial scale production. We may not be able to manufacture product that meets release criteria due to sterility, identity or potency issues. We may not have access or be able to make the reagents necessary to manufacture the cells and we may not have access to adequate supply channels to transport and distribute the products. There are also risks that the cells may be destroyed by interruption in their cryopreservation by means of natural disasters such as earthquakes, power outages, or other unexpected events, or the cells may be determined to be unacceptable as a source of human cellular therapies for reasons we cannot envision. We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If any of our master cell banks are lost or destroyed, including due to systems failure in the cryopreservation processes, our planned clinical trials would be severely delayed, and we would incur significant costs associated with obtaining new supply of cell banks. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products and could have an adverse effect on our business, prospects, financial condition and results of operations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Michael D. West, Ph.D., our Chief Executive Officer, as well as the other principal members of our management. Although we have employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, because we will rely on Juvenescence to provide the services of certain administrative and management personnel, we will not have the benefit of the full time and effort of those Juvenescence employees in the management and development of our business.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Because we are an emerging growth company and a smaller reporting issuer, we are exempt from the requirement of having our internal controls over financial reporting audited by our independent registered public accountants, which means that material weaknesses or significant deficiencies in our internal controls that might be detected by an audit may not be detected and remedied. If we are successful in developing new medical products and technologies, the commercialization of those products and technologies will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject, and failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

The ongoing COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.

The global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility and substantial declines in the market prices of the securities of some publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other securities. Accordingly, we cannot assure that adequate financing will be available on favorable terms, if at all. If we are not able to raise the capital we need, we could be forced to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in significant dilution of the interests of our shareholders.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of clinical trials of our product candidates, and even once enrolled we may be unable to retain a sufficient number of patients to complete the trials. The enrollment of patients depends on many factors, including:\

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

The costs of prescription pharmaceuticals in the United States have also been the subject of considerable debate, and new legislative and administrative measures could be implemented to address such costs. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these other countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

If we market products through arrangements with third parties, we may pay sales commissions to sales representatives or we may sell or consign products to distributors at wholesale prices. As a result, our gross profit from product sales may be lower than it would be if we were to sell our products directly to end users at retail prices through our own sales force. There can be no assurance we will be able to negotiate distribution or sales agreements with third parties on favorable terms to justify our investment in our products or achieve sufficient revenues to support our operations.

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

If our relationship with any third-party contractors terminates, we may not be able to enter into arrangements with alternative third-party contractors or do so on commercially reasonable terms. Switching or adding additional third-party contractors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our third-party contractors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

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

As of March 14, 2022, Juvenescence beneficially owned approximately 69.45% of our common stock, as reported in the most recent amendment of their Schedule 13D, which will enable them to substantially influence us and exert control through this ownership position. The Chairman of our Board of Directors is the Chief Executive Officer of Juvenescence. Juvenescence will be able to exert control over or substantially influence elections of directors, approval of our equity incentive plans, amendments to our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Juvenescence has controlling stakes and minority investments in several other companies engaged in various aspects of the aging industry, which companies may propose collaborations with AgeX. Juvenescence has also loaned AgeX $16.2 million and may provide additional loans subject to certain conditions under our Secured Note line of credit with them as described in Note 5 to the consolidated financial statements included in this Report. Juvenescence’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights, including rights as a creditor, in a manner with which other stockholders may not agree or that may not be in the best interests of AgeX or stockholders other than Juvenescence. So long as Juvenescence continues to own a significant amount of our equity and remains a significant creditor, it will continue to be able to strongly influence and effectively control our decisions. While the directors elected by Juvenescence will be obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Juvenescence and, accordingly, their interests may be aligned with Juvenescence’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders.

Juvenescence could own a majority of the outstanding shares of AgeX common stock through the conversion of loans made to us or the exercise of Warrants.

The Secured Note and a Secured Convertible Facility Agreement (the “2020 Loan Agreement”) provide that the aggregate principal amount outstanding loans under those loan agreements may be converted, in whole or in part, into shares of AgeX common stock at any time at Juvenescence’s election. The Secured Note contains a “change of control blocker” provision intended to prevent Juvenescence from converting an amount of the outstanding loan balance that would result in Juvenescence holding 50% or more of the outstanding shares of AgeX common stock without approval by the AgeX stockholders. However, AgeX submitted to its stockholders, and AgeX stockholders approved, a proposal to permit Juvenescence to convert loans outstanding under the 2020 Loan Agreement and to exercise Warrants issued in conjunction with the 2020 Loan Agreement even if the conversion or exercise would result in Juvenescence holding 50% or more of the outstanding shares of AgeX common stock. As a result of that stockholder approval, Juvenescence may, through the exercise of certain Warrants that it holds or through the conversion of outstanding 2020 Loan Agreement loans into shares of AgeX common stock, acquire additional shares of AgeX common stock that would increase Juvenescence’s holdings to more than 50% of the outstanding shares of AgeX common stock. The terms of the Secured Note require us to submit to our stockholders at our next annual meeting a proposal to permit Juvenescence to convert Secured Note loans and to exercise the Warrants issued in connection with the Secured Note that would permit Juvenescence to acquire additional shares of AgeX common stock that would result in Juvenescence owning 50% or more of the outstanding shares. As a controlling stockholder, Juvenescence would have the power to elect all directors of AgeX and to approve or reject all matters submitted for stockholder approval by the AgeX Board of Directors, by Juvenescence as a stockholder, or by other stockholders, including but not limited to: equity compensation plans for employees, officers, and directors; mergers, acquisitions, and consolidations; sales of AgeX assets; and amendments of AgeX’s certificate of incorporation and bylaws. Furthermore, upon Juvenescence holding more than 50% the outstanding AgeX common stock, AgeX would qualify as a “controlled company” as defined by the NYSE American Company Guide. Being a “controlled company” would entitle AgeX to exempt itself from the requirement that a majority of its directors be “independent” directors as defined in the NYSE American Company Guide, and that the Compensation Committee and the Nominating & Corporate Governance Committee be comprised entirely of independent directors.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 105,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of March 14, 2022, there were 37,943,064 shares of common stock issued and outstanding, and 3,439,332 shares of common stock reserved for issuance upon the exercise of outstanding stock options or other stock-based awards under our 2017 Equity Incentive Plan, and 9,051,431 shares of common stock reserved for issuance upon the exercise of outstanding Warrants held by Juvenescence. No shares of preferred stock are presently outstanding.

We will issue additional shares to Juvenescence if Juvenescence elects to exercise its right to convert the principal amount of outstanding loans and loan origination fees under the Secured Note or the 2020 Loan Agreement into shares of our common stock. The number of shares that would be issuable to Juvenescence depends on the market price of our common stock and the amount of loans and origination fees that Juvenescence might elect to convert into common stock. Juvenescence may also acquire shares of AgeX common stock by exercising warrants it holds. We also have the right to convert the loans from Juvenescence into shares of our common stock if we raise new capital in at least certain amounts specified in the Secured Note and 2020 Loan Agreement. See Note 5 to our consolidated financial statements included elsewhere in this Report.

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

Our subsidiaries may finance a portion of their operations by selling shares of their capital stock or debt securities convertible into shares of their capital stock to private investors. Sales of subsidiary shares would reduce our ownership interest in the subsidiaries, and correspondingly dilute our shareholder’s ownership interests in our consolidated enterprise. Our subsidiaries could also have their own stock option plans and the exercise of subsidiary stock options or the sale of restricted stock under those plans would also reduce our ownership interest in the subsidiaries, with a resulting dilutive effect on the ownership interest of our shareholders in our consolidated enterprise. Subsidiaries might also issue preferred stock having rights, preferences, and privileges senior to the rights of the subsidiary common stock we hold with respect to dividends, rights to share in distributions of our assets if the subsidiary is liquidated, or voting rights. Any subsidiary preferred stock may also be convertible into common stock on terms that would be dilutive to us as a holder of subsidiary common stock.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

On November 17, 2021, we received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that we have stockholders’ equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards. The Exchange staff has accepted our Compliance Plan. The Exchange staff will review AgeX’s compliance with the Compliance Plan on a quarterly basis and if AgeX does not show progress consistent with the Compliance Plan or is not in compliance with the Exchange’s continued listing standards by November 17, 2022, subject to such extensions of time as the Exchange, in its discretion may permit, the Exchange will commence delisting procedures. If the Exchange staff determines that AgeX is not in compliance with the Compliance Plan at any time, the Exchange staff will promptly initiate delisting proceedings.

AgeX intends to make arrangements to have its common stock quoted on an electronic interdealer quotation system Electronic interdealer quotation system if its common stock is delisted from the NYSE American.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal offices are located at 1101 Marina Village Parkway, Suite 201, Alameda, California in 135 square feet of leased space in a building located in an office and research park. Base monthly rent is $1,074 for the one year lease term of the premises also covers office furniture rental, janitorial services, utilities and internet service.

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

As of March 1, 2022, we had 232 holders of record of our common stock. This number does not include stockholders whose shares of AgeX common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

The following table shows certain information concerning the stock options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2021 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
AgeX Stock Option Plans Approved by Stockholders(1)	3,381	$2.32	1,035

(1)	This information pertains to our 2017 Equity Incentive Plan. Additional information concerning our 2017 Equity Incentive Plan and the stock options may be found in Note 7 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2021 and 2020, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

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

Since inception, we have incurred significant operating losses and we will need to obtain additional financing in order to continue our operations, including our research and development programs. See “Liquidity and Capital Resources” for a discussion of our available capital resources and our need for financing. Our operating losses from continuing operations were $8.0 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $105.7 million. We expect to continue to incur operating losses and negative cash flows for the foreseeable future.

Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate our estimates that are subject to significant judgment including those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future consolidated financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements.

Going concern assessment. We assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by FASB’s ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, among other factors, and our ability to delay or curtail those expenditures or programs within the look-forward period in accordance with ASU No. 2014-15, if necessary.

Principles of consolidation. AgeX’s consolidated financial statements include the accounts of its subsidiaries and certain research and development departments. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ deficit on AgeX’s consolidated balance sheets.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s consolidated balance sheet at December 31, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

AgeX’s consolidated statements of operations for the year ended December 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the year ended December 31, 2020, AgeX’s consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

Long-lived intangible assets. Long-lived intangible assets, consisting primarily of acquired patents, acquired in-process research and development (“IPR&D”) with alternative future uses, patent applications, and licenses to use certain patents, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, generally over 10 years.

Impairment of long-lived assets. Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through December 31, 2021, there have been no such impairment losses.

Accounting for warrants. We determine the accounting classification of warrants we issue, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other U.S. GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Notes 5 and 10 to our consolidated financial statements included elsewhere in this Report for additional information regarding warrants.

Stock-based compensation. We recognize compensation expense related to employee stock option grants and other equity based awards, if any, in accordance with FASB ASC 718, Compensation – Stock Compensation (“ASC 718”).

We use the Black-Scholes option pricing model for estimating the fair value of options granted under our 2017 Equity Incentive Plan (the “Incentive Plan”). The fair value of each restricted stock or restricted stock unit grant, if any, is determined based on the value of the common stock granted or sold. We have elected to treat stock-based awards with time-based service conditions as a single award and recognize stock-based compensation on a straight-line basis over the requisite service period.

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

Because our common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2021 and 2020, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2021 and 2020 consists of stock-based compensation under the Incentive Plan, and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

Our consolidated subsidiary ReCyte Therapeutics and our former subsidiary LifeMap Sciences had their own share-based compensation plans. For share-based compensation awards granted by those privately-held consolidated subsidiaries under their respective equity plans, we determined the fair value of the options granted under those plans using similar methodologies and assumptions we used for our stock options discussed above. None of our consolidated subsidiaries have granted stock options or other equity awards for the years ended December 31, 2021 or 2020.

Although the fair value of stock options is determined in accordance with FASB guidance, changes in the assumptions and allocations can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Income taxes. For Federal and California purposes, AgeX’s activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. As of December 31, 2021, the deferred tax assets and liabilities presented in Note 8 included elsewhere in this Report, including net operating loss carryforwards and research and development credits, represent the tax attributes of AgeX and its subsidiaries. However, the net operating losses and research and development credits generated before August 18, 2017 with respect to Lineage research departments that were transferred to us on that date will remain as tax attributes of Lineage.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No unrecognized tax benefits have been recorded and no amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. We are currently unaware of any tax issues under review.

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

Revenue recognition. During the first quarter of 2018, we adopted FASB ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. We adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606. Our largest source of revenue was subscription and advertising revenues generated by LifeMap Sciences prior to the LifeMap Deconsolidation.

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

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment was received for the subscription term, but the subscription term was not completed as of the balance sheet date reported. For the year ended December 31, 2020, LifeMap Sciences recognized $1.3 million in subscription and advertisement revenues. As of December 31, 2021, there was no deferred revenues included in the consolidated balance sheets due to the LifeMap Deconsolidation.

LifeMap Sciences licensed from third parties the databases and software it commercializes and had a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in operating loss from discontinued operations on the consolidated statements of operations when the cash was received and the royalty obligation was incurred, as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

LifeMap Sciences did not generate sufficient revenues to meet its operating expenses. On March 15, 2021, LifeMap Sciences was acquired by a third party in a cash-out merger. See Note 3 to our consolidated financial statements included in this Report.

Grant revenues. AgeX accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements. At the inception of the grant, we perform an assessment as to whether the grant is a liability or a contract to perform research and development services for others. If AgeX or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then AgeX is required to estimate and recognize that liability. Alternatively, if AgeX or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

In applying the provisions of Topic 606, we have determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, our policy is to recognize grant revenue when the related costs are incurred, provided that the applicable conditions under the government contracts have been met. Only costs that are allowable under the grant award, certain government regulations and the National Institutes of Health’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Costs incurred are recorded in research and development expenses on the accompanying consolidated statements of operations.

In September 2018, we were awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of our technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the year ended December 31, 2020, we incurred approximately $25,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under this grant.

On April 8, 2020, we were awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. For the year ended December 31, 2021, we incurred approximately $104,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations. Future contracts with customers may include multiple performance obligations. For such arrangements, we will allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the year ended December 31, 2021, we did not have significant arrangements with multiple performance obligations.

Research and development. Research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, including service revenues from co-development projects with customers, if any and as applicable, approximate the respective revenues recognized in the consolidated statements of operations.

General and administrative. General and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees.

Impact of COVID-19 pandemic

The global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or in the laboratory facilities of third parties undertaking research work for us, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

We have a Sponsored Research Agreement with the University of California at Irvine (UCI) for the derivation of neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The pace of work on the research project was slowed by COVID-19 safety procedures, but we expect the initial work to be concluded during 2022.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the availability, effectiveness, and cost to access COVID-19 tests, vaccines and therapies. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

Financial Operations Overview

Up until our disposition of LifeMap Sciences, our revenues were principally derived from subscription and advertising revenues from LifeMap Sciences’ online databases based upon applicable subscription or advertising periods. LifeMap Sciences was acquired by a third party through a cash-out merger during March 2021 and as a result of that merger transaction we no longer own interest in LifeMap Sciences and will no longer recognize any post-merger revenues attributable to LifeMap Sciences’ business. We do not have any therapeutic products approved for sale and have generated insignificant revenues from commercialized product sales, and we do not expect to generate any significant revenues from product sales for the foreseeable future.

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

Results of Operations

The following comparisons exclude the impact of the operations of LifeMap Sciences which have been presented in our consolidated financial results as discontinued operations. See Note 3 to our consolidated financial statements included in this Report for a discussion of discontinued operations.

Comparison of Years Ended December 31, 2021 and 2020

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended December 31,		$ Increase/	% Increase
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$104	$307	$(203)	$(66.1)%
Other revenues	40	54	(14)	(25.9)%
Total revenues	144	361	(217)	(60.1)%
Cost of sales	(19)	(26)	(7)	(26.9)%
Gross profit	$125	$335	$(210)	(62.7)%

During the years ended December 31, 2021 and 2020, we recognized income of approximately $104,000 and $307,000, respectively, from grants awarded by the NIH. We expended the full amount available under one of the NIH grants as of March 31, 2020.

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

The following table shows our consolidated operating expenses for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended December 31,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$1,456	$3,714	$(2,258)	(60.8)%
General and administrative expenses	6,708	6,721	(13)	(0.2)%

Research and development expenses

Research and development expenses for the year ended December 31, 2021 compared to 2020 have decreased due to scaled down research and development related activities following the layoff of 11 employees in May 2020 and shutdown of our lab facilities as of December 31, 2020, the date on which our office and laboratory lease agreement expired. See Note 9 to our consolidated financial statements included in this Report for a discussion of our lease agreements.

Research and development expenses for the year ended December 31, 2021 decreased by $2.2 million to $1.5 million as compared to $3.7 million in 2020. The net decrease was primarily attributable to decreases of: $0.8 million in salaries and related costs including non-cash stock-based compensation; $0.7 million in laboratory facilities and equipment related expenses and maintenance including laboratory supplies; $0.7 million in depreciation and amortization of laboratory equipment and improvements; and $0.1 million in scientific consulting, outside research and service expenses. These decreases were offset to some extent by increase of $0.1 million in patent related professional fees allocable to research and development expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 remained consistent with the same period in 2020 at $6.7 million. Changes in costs included in general and administrative expenses included decreases of $0.4 million in professional fees for legal services; $0.3 million in personnel related expenses, including non-cash stock-based compensation expense; $0.2 million in professional fees for accounting services; and $0.1 million in travel and lodging expenses. These decreases were offset to some extent by increases of $0.2 million in patent and license maintenance related fees including annual minimum royalties due under license agreement; $0.2 million in insurance expenses; $0.2 million in non-cash stock-based compensation to our independent directors; $0.1 million in investor relations related expenses; and $0.3 million in certain facilities related expenses due to termination of shared facilities and services agreements with sublessees and LifeMap Sciences. See notes 3 and 9 to our consolidated financial statements included in this Report for discussion of disposition and deconsolidation of LifeMap Sciences and subleases.

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

Other expense, net

Other expense, net in 2021 consists primarily of approximately $437,000 gain recognized upon forgiveness of our Paycheck Protection Program loan indebtedness (“PPP Loan”) on February 19, 2021 offset by amortization of deferred debt costs on loans from Juvenescence. Other expense, net in 2020 consists primarily of $100,000 proceeds from the sale of intangible assets offset by amortization of deferred debt costs on loans from Juvenescence. See Note 5 to our consolidated financial statements included in this Report for discussion of loan agreements and related debt costs.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss. However, for GILTI purposes, US tax laws are applied to the foreign activity and as a result there was an immaterial amount included in income for 2020. For the year ended December 31, 2021, AgeX’s foreign entity operated at an immaterial loss; therefore, no GILTI was included in income. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2021, we experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the year ended December 31, 2021.

As of December 31, 2021, we had net operating loss carryforwards of approximately $48.6 million for U.S. federal income tax purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

As of December 31, 2021, we had net operating losses of approximately $20.4 million for California purposes. As we and our subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX.

Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2041.

As of December 31, 2021, we had research and development tax credit carryforwards for federal and state tax purposes of $0.8 million and $0.6 million, respectively. The federal tax credits expire between 2028 and 2041, while the state tax credits have no expiration date.

As of December 31, 2021, we had capital loss carryforwards for federal and state tax purposes of $12.4 million and $5.9 million, respectively. The federal and California capital loss carryforwards will expire in 2026.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $105.7 million as of December 31, 2021. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility, that will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the 2022 Secured Note , and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital Markets, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Notes 5 and 10 to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of December 31, 2021, we had borrowed a total of $7.0 million under the 2019 Loan Agreement and $7.5 million under the 2020 Loan Agreement, and we borrowed the $0.5 million remaining credit available under the 2020 Loan Agreement during January 2022. The 2022 Secured Note and the 2020 Loan Agreement prohibit us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow fund through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15 million in debt or equity capital by February 14, 2023. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations under the Secured Note. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued or issuable to Juvenescence in connection with the loans made to us could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

We may sell up to $12.1 million of common shares in “at-the-market” transactions through a Sales Agreement with Chardan. We do not have any other committed sources of funds for additional financing.

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

Cash used in operating activities

Continuing operations: During the year ended December 31, 2021, our total research and development expenses were $1.5 million and our general and administrative expenditures were $6.7 million. Net loss attributable to us for the year ended December 31, 2021 amounted to $8.6 million. Net cash used in operating activities from continuing operations during this period amounted to $7.8 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the year ended December 31, 2021 was primarily attributable to the following: $0.9 million payment of financed insurance premium liability; $0.4 million gain on the forgiveness of PPP Loan indebtedness; and $0.1 million gain on the LifeMap Deconsolidation (see Note 3 to our consolidated financial statements included elsewhere in this Report). These amounts were offset to some extent by $1.2 million in amortization of intangible assets and deferred debt issuance costs and $1.0 million in stock-based compensation expense.

Discontinued operations: Net loss attributable to us for the year ended December 31, 2021 amounted to $0.1 million. Net cash used in operating activities from discontinued operations during this period amounted to $0.1 million. The net zero difference between the net loss attributable to us and net cash used in operating activities from discontinued operations during the year ended December 31, 2021 was primarily attributable to decreased amortization expenses by $0.1 million offset by $0.1 million as a result of deconsolidation of discontinued operations. See Note 3 to our consolidated financial statements included elsewhere in this Report for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Cash provided by investing activities

Continuing operations: During the year ended December 31, 2021, net cash provided by investing activities from continuing operations amounted to $0.7 million, which consisted of $0.5 million we received in cash as our pro rata share of the Merger Consideration for the disposition of our interest in LifeMap Sciences and the collection of $250,000 as a partial payment of LifeMap Sciences’ indebtedness to us as a pre-requisite to the disposition of our interest in LifeMap Sciences during March 2021.

Discontinued operations: Net cash used in investing activities from discontinued operations of $50,000 results from the deconsolidation of LifeMap Sciences cash and cash equivalents. See Note 3 to our consolidated financial statements included elsewhere in this Report.

Cash provided by financing activities

Continuing operations: During the year ended December 31, 2021, net cash provided by financing activities from continuing operations amounted to $7.5 million, which was attributable to the $2.0 million drawn against the 2020 Loan Agreement entered into with Juvenescence in March 2020 and $5.0 million drawn against the 2019 Loan Agreement as amended in February and November 2021, and approximately $0.5 million gross proceeds raised from the sale of AgeX common shares through at-the-market offerings.

Discontinued operations: Net cash used in financing activities from discontinued operations of $250,000 relates to the partial payment of LifeMap Sciences’ indebtedness to us as discussed further above. See Note 3 to our consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

AgeX Therapeutics, Inc.
Index to Consolidated Financial Statements
Page
Number
Report of Independent Registered Public Accounting Firm	68
Consolidated Financial Statements:
Consolidated Balance Sheets	70
Consolidated Statements of Operations	71
Consolidated Statements of Comprehensive Loss	72
Consolidated Statements of Stockholders’ Equity (Deficit)	73
Consolidated Statements of Cash Flows	74
Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

AgeX Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AgeX Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on March 31 2021.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit at December 31, 2021, and insufficient cash and cash equivalents and loan proceeds at December 31, 2021 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets Impairment Assessment – Long-Lived Intangible Assets

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s long-lived net intangible assets, which consisted primarily of patents and acquired in-process research and development, had a balance of $0.9 million as of December 31, 2021.

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

How We Addressed the Matter in Our Audit

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

San Francisco, California

March 29, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AgeX Therapeutics, Inc.

Alameda, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AgeX Therapeutics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & CO. LLP

We served as the Company’s auditor since 2017.

San Francisco, California

March 31, 2021

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$584	$527
Accounts and grants receivable, net	25	326
Prepaid expenses and other current assets	1,625	1,430
Total current assets	2,234	2,283

Deposit	50	50
Intangible assets, net	870	1,592
TOTAL ASSETS	$3,154	$3,925

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$771	$1,656
Loan due to Juvenescence, net of debt issuance cost, current portion	7,140	1,960
Related party payables, net	70	71
Deferred revenues, current portion	-	275
Paycheck Protection Program Loan	-	436
Insurance premium liability and other current liabilities	986	959
Total current liabilities	8,967	5,357

Loan due to Juvenescence, net of debt issuance cost, net of current portion	6,062	3,900
Deferred revenues, net of current portion	-	64
TOTAL LIABILITIES	15,029	9,321

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 37,941 and 37,691 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	93,912	91,810
Accumulated other comprehensive income	-	143
Accumulated deficit	(105,748)	(97,073)
AgeX Therapeutics, Inc. stockholders’ deficit	(11,832)	(5,116)
Noncontrolling interest	(43)	(280)
Total stockholders’ deficit	(11,875)	(5,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,154	$3,925

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
REVENUES:
Grant revenues	$104	$307
Other revenues	40	54
Total revenues	144	361

Cost of sales	(19)	(26)

Gross profit	125	335

OPERATING EXPENSES:
Research and development	1,456	3,714
General and administrative	6,708	6,721
Total operating expenses	8,164	10,435

Gain on deconsolidation of LifeMap Sciences (Note 3)	106	-

Loss from operations	(7,933)	(10,100)

OTHER EXPENSE, NET:
Interest expense, net	(1,097)	(404)
Other income, net	448	105
Total other expense, net	(649)	(299)

NET LOSS FROM CONTINUING OPERATIONS	(8,582)	(10,399)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 3)	(103)	(727)

NET LOSS BEFORE INCOME TAXES	(8,685)	(11,126)
Income tax benefit from discontinued operations	-	150

NET LOSS	(8,685)	(10,976)
Net loss attributable to noncontrolling interest from continuing operations	3	5
Net loss attributable to noncontrolling interest from discontinued operations	7	106

NET LOSS ATTRIBUTABLE TO AGEX	$(8,675)	$(10,865)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.23)	$(0.28)
Discontinued operations	(0.00)	(0.01)
	$(0.23)	$(0.29)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,886	37,669

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(8,579)	$(10,394)
Loss from discontinued operations	(96)	(471)
NET LOSS ATTRIBUTABLE TO AGEX	$(8,675)	$(10,865)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020
NET LOSS	$(8,685)	$(10,976)
Other comprehensive expense, net of tax:
Foreign currency translation adjustments from discontinued operations	(143)	74
COMPREHENSIVE LOSS	(8,828)	(10,902)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	3	5
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations	7	106
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(8,818)	$(10,791)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional			Accumulated Other	Total Stockholders’
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income (Loss)	Equity (Deficit)
BALANCE AT DECEMBER 31, 2019	37,649	$4	$88,353	$(86,208)	$399	$69	$2,617
Issuance of common stock to Juvenescence	29	-	37	-	-	-	37
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	13	-	(9)	-	-	-	(9)
Issuance of warrants to Juvenescence	-	-	1,640	-	-	-	1,640
Stock-based compensation	-	-	933	-	-	-	933
Issuance of subsidiary common stock – LifeMap Sciences	-	-	-	-	288	-	288
Transactions with noncontrolling interests – LifeMap Sciences and ReCyte	-	-	856	-	(856)	-	-
Foreign currency translation adjustment	-	-	-	-	-	74	74
Net loss	-	-	-	(10,865)	(111)	-	(10,976)
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)
Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	8	-	(7)	-	-	-	(7)
Issuance of warrants	-	-	757	-	-	-	757
Stock-based compensation	-	-	1,003	-	-	-	1,003
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(8,675)	(10)	-	(8,685)
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$-	$(11,875)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(8,579)	$(10,394)
Net loss attributable to noncontrolling interest	(3)	(5)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (Note 3)	(106)	-
Gain on extinguishment of debt (Paycheck Protection Program Loan)	(437)	-
Depreciation expense	-	699
Amortization of intangible asset	131	132
Amortization of right-of-use asset	-	424
Amortization of debt issuance costs	1,114	487
Stock-based compensation	999	909
Changes in operating assets and liabilities:
Accounts and grant receivables, net	128	(30)
Prepaid expenses and other current assets	760	663
Accounts payable and accrued liabilities	(772)	382
Related party payables	-	15
Insurance premium liability	(921)	(713)
Other current liabilities	(79)	(577)
Net cash used in operating activities from continuing operations	(7,765)	(8,008)
Net cash provided by (used in) operating activities from discontinued operations (Note 3)	(90)	191
Net cash used in operating activities	(7,855)	(7,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences (Note 3)	466	-
Partial collection on loan due from LifeMap Sciences	250	-
Purchase of equipment and other	-	(20)
Net cash provided by (used in) investing activities from continuing operations	716	(20)
Deconsolidation of cash and cash equivalents from discontinued operations (Note 3)	(50)	-
Net cash provided by (used in) investing activities	666	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facility from Juvenescence	7,000	5,700
Proceeds from the issuance of common stock	496	-
Proceeds from Paycheck Protection Program Loan	-	433
Payment of debt related costs	-	(157)
Repayment of financing lease liability	-	(15)
Net cash provided by financing activities from continuing operations	7,496	5,961
Partial payment on loan due to AgeX from discontinued operations (Note 3)	(250)	-
Net cash provided by financing activities	7,246	5,961

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	1

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	57	(1,875)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	577	2,452
End of year	$634	$577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$13	$12

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon vesting of restricted stock units	$16	$21
Issuance of common stock to Juvenescence (Note 5)	$-	$37
Issuance of warrants to Juvenescence (Note 5)	$757	$1,640

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

Lineage’s sale of significant ownership interest in AgeX to Juvenescence

On August 30, 2018, Lineage consummated the sale of 14,400,000 shares of common stock of AgeX owned by Lineage to Juvenescence Limited (“Juvenescence”). Prior to the transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the transaction, Lineage’s ownership in AgeX was reduced from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX was increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. AgeX did not receive any proceeds from the transaction. As a result of that transaction, AgeX ceased to be a subsidiary of Lineage because Lineage experienced a “loss of control” of a subsidiary, as defined by U.S. GAAP. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present with respect to Lineage’s ownership interest in AgeX as of August 30, 2018. Accordingly, Lineage deconsolidated AgeX’s consolidated financial statements and results from its consolidated financial statements and results beginning on August 30, 2018.

On November 28, 2018 (the “Distribution Date”), Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, AgeX common stock began publicly trading on the NYSE American under the symbol “AGE” (see Notes 5 and 8).

Disposition and Deconsolidation of LifeMap Sciences

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

See Note 3 for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Going Concern

AgeX primarily finances its operations through sales of its common stock, loans from its largest stockholder Juvenescence, and research grants. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $105.7 million as of December 31, 2021. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.6 million as of December 31, 2021 plus the loan facilities provided by Juvenescence to advance up to an additional $5,000,000 for operating capital discussed in Notes 5 and 10, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

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

Principles of consolidation

The consolidated financial statements of AgeX are presented in accordance with U.S. GAAP. AgeX’s consolidated financial statements include the accounts of its subsidiaries and certain research and development departments. AgeX consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because AgeX has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of stockholders’ deficit on AgeX’s consolidated balance sheets.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s consolidated balance sheet at December 31, 2021, due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

AgeX’s consolidated statements of operations for the year ended December 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the year ended December 31, 2020, AgeX’s consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards or other equity instruments. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, AgeX’s future results of operations will be affected.

Transactions with noncontrolling interests of subsidiaries

AgeX accounts for a change in ownership interests in its subsidiaries that does not result in a change of control of the subsidiary under the provisions of ASC 810-10-45-23, Consolidation – Other Presentation Matters, which prescribes the accounting for changes in ownership interest that do not result in a change in control of the subsidiary, as defined by U.S. GAAP, before and after the transaction. Under this guidance, changes in a controlling stockholder’s ownership interest that do not result in a change of control, as defined by U.S. GAAP, in the subsidiary are accounted for as equity transactions. Accordingly, if the controlling stockholder retains control, no gain or loss is recognized in the statements of operations of the controlling stockholder. Similarly, the controlling stockholder will not record any additional acquisition adjustments to reflect its subsequent purchases of additional shares in the subsidiary if there is no change of control. Only a proportional and immediate transfer of carrying value between the controlling and the noncontrolling stockholders occurs based on the respective ownership percentages.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation of discontinued operations. Certain financial information is presented on a rounded basis, which may cause minor differences. See Note 3 for further information on discontinued operations.

Liquidity and impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. The availability of financing may be adversely impacted by the COVID-19 pandemic which could depress national and international economies and disrupt capital markets, supply chains, and aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

2. Summary of Significant Accounting Policies

Going concern assessment

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

Fair value measurements

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

Cash and cash equivalents

AgeX considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, AgeX’s cash balances totaled $0.6 million and $0.5 million, respectively, and consist entirely of bank account deposits and amounts held in money market funds.

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

Restricted cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows for all periods presented is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$584	$527
Restricted cash included in deposits	50	50
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$634	$577

Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All restricted cash was included in deposits and other long-term assets in the consolidated balance sheets.

Accounts receivable, net

AgeX establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. For subscription contracts in which the subscription term commences before a payment was due, LifeMap Sciences recorded an accounts receivable as the subscription was earned over time and billed the customer according to the contract terms. There were no amounts reserved for doubtful accounts as of December 31, 2021 and 2020.

Equipment and furniture, net

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

AgeX’s sublease of its office and laboratory facility, which commenced on April 2, 2019 and ended on December 31, 2020, was subject to ASC 842. AgeX recognized its lease as a right-of-use asset included in property and equipment, net and operating lease liability on its balance sheet in accordance with ASC 842 up until the lease terminated on December 31, 2020 (see Note 9). During 2020, AgeX as a sublessor subleased portions of its office and laboratory space to certain unaffiliated third parties. These subleases are not accounted for under ASC 842 as amounts are not material and or the sublease periods are under one year.

On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. Base monthly rent was $947 over the lease term. AgeX has elected to not apply the recognition requirements under ASC 842 and instead recognizes the lease payments as lease cost on a straight-line basis over the lease term as lease payments are not deemed material. AgeX has renewed this lease for another 12 months effective January 1, 2022 for base monthly rent of $1,074. AgeX has elected to not apply the recognition requirements under ASC 842 for the renewed lease agreement under the guidance for similar reasons aforementioned.

Long-lived intangible assets

Long-lived intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents, including acquired in-process research and development (“IPR&D”) with alternative future uses, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, generally over 10 years (see Note 4).

Impairment of long-lived assets

Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, AgeX evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through December 31, 2021, there have been no impairment losses.

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX does not have any liability classified warrants as of any period presented See Notes 5 and 10 for additional information regarding warrants.

Stock-based compensation

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

AgeX uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Incentive Plan. The fair value of each restricted stock grant, if any, is determined based on the value of the common stock granted or sold. AgeX has elected to treat stock-based payment awards with time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period.

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718. Stock option awards issued to non-employees, principally consultants or outside contractors, as applicable, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options and restricted stock units can more reliably be measured than the fair value of services received. AgeX records compensation expense based on the then-current fair values of the stock options and restricted stock units at the grant date. Compensation expense for non-employee grants is recorded on a straight-line basis in the consolidated statements of operations.

The Black-Scholes option pricing model requires AgeX to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 7).

The fair value of the shares of common stock underlying the stock options is determined in accordance with the Incentive Plan and is based on prevailing market prices on the NYSE American where AgeX common stock is traded.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. AgeX estimates the expected term of options granted using the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

Because AgeX’s common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2021 and 2020, AgeX estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2021 and 2020 consists of stock-based compensation under the Incentive Plan (see Note 7).

Certain of AgeX’s consolidated subsidiaries have had their own share-based compensation plans however, there are no awards granted and outstanding under those plans as of December 31, 2021 and 2020. For share-based compensation awards granted by those privately-held consolidated subsidiaries under their respective equity plans, AgeX determines the fair value of the options granted under those plans using similar methodologies and assumptions AgeX used for its stock options discussed above.

Although the fair value of stock options and restricted stock units is determined in accordance with FASB guidance, changes in the assumptions and allocations can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Income taxes

For Federal and California purposes, AgeX’s activity through August 30, 2018 was included in Lineage’s federal consolidated and California combined tax returns. However, the net operating losses and research and development credits generated before August 17, 2017, the contribution date to AgeX, will remain as tax attributes of Lineage (see Note 8). In general, net operating losses and other tax credit carryforwards generated by legal entities in a consolidated federal tax group or a combined state tax group, collectively “the tax group”, are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the tax group. However, under the Tax Matters Agreement between Lineage and AgeX entered into on August 17, 2017, any use of a member’s net operating loss and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. AgeX recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No unrecognized tax benefits have been recorded and no amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. AgeX does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. AgeX is currently unaware of any tax issues under review.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Changes to taxes on corporations impacted by the 2017 Tax Act include, but not limited to, lowering the U.S. federal tax rates to a 21% flat tax rate, eliminating the corporate alternative minimum tax (“AMT”), imposing additional limitations on the deductibility of interest and net operating losses, allowing any net operating loss (“NOLs”) generated in tax years ending after December 31, 2017 to be carried forward indefinitely and generally repealing carrybacks, reducing the maximum deduction for NOL carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, and allowing for additional expensing of certain capital expenditures. Future guidance from the Internal Revenue Service and other tax authorities may affect certain aspects of the 2017 Tax Act, for example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”) modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act or the CAA. The 2017 Tax Act also puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax “deemed repatriation” on accumulated offshore earnings not previously subject to U.S. tax, and shifts the U.S taxation of multinational corporations from a worldwide system of taxation to a territorial system. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances (including the effects of the one-time transition tax) to be recognized in the period in which the legislation is enacted (see Note 8).

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss. However, for GILTI purposes, US tax laws are applied to the foreign activity and as a result there was an immaterial amount included in income for 2020. For the year ended December 31, 2021, AgeX’s foreign entity operated at an immaterial loss; therefore, no GILTI was included in income. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

Revenue recognition

During the first quarter of 2018, AgeX adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. AgeX adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606. AgeX’s largest source of revenue was subscription and advertising revenues generated by LifeMap Sciences prior to the LifeMap Deconsolidation.

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

Revenue recognition by source and geography: Revenues are recognized when control of the promised goods or services is transferred to customers, or in the case of governmental entities funding a grant, when allowable expenses are incurred, in an amount that reflects the consideration AgeX or a subsidiary, depending on which company has the customer or the grant, expects to be entitled to in exchange for those goods or services.

The following table presents AgeX’s consolidated revenues disaggregated by source for continuing operations (in thousands).

	Year Ended December 31,
REVENUES:	2021	2020
Grant revenues	$104	$307
Other revenues	40	54
Total revenues	$144	$361

The following table presents consolidated revenues for continuing operations (in thousands), disaggregated by geography, based on the billing addresses of customers.

	Year Ended December 31,
REVENUES:	2021	2020
United States	$107	$323
Foreign	37	38
Total revenues	$144	$361

Subscription and advertisement revenues: LifeMap Sciences sold subscription-based products, including research databases and software tools, for biomedical, gene, and disease research. LifeMap Sciences sold these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product was the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database. LifeMap Sciences’ performance obligations for subscriptions included a license of intellectual property related to its genetic information packages and premium genetic information tools. These licenses were deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue was recognized over a period of time, which was generally the subscription period. Payments were typically received at the beginning of a subscription period and revenue was recognized according to the type of subscription sold. For subscription contracts in which the subscription term commenced before a payment was due, LifeMap Sciences recorded an account receivable because the subscription was earned over time and billed the customer according to the contract terms. LifeMap Sciences deferred subscription revenues primarily represented subscriptions for which cash payment was received for the subscription term, but the subscription term was not completed as of the balance sheet date reported.

LifeMap Sciences’ deferred subscription revenues primarily represent subscriptions for which cash payment was received for the subscription term, but the subscription term was not completed as of the balance sheet date reported. LifeMap Sciences recognized $0.3 million and $1.3 million in subscription and advertisement revenues for the years ended December 31, 2021 and 2020, respectively. Deferred revenues in the consolidated balance sheets amounted to $0.3 million as of December 31, 2020, however as of December 31, 2021, there was no deferred revenues due to the LifeMap Deconsolidation (see Note 3).

LifeMap Sciences licensed from third parties the databases and software it commercialized and had a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in operating loss from discontinued operations on the consolidated statements of operations when the cash was received and the royalty obligation was incurred as the royalty payments did not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.

Grant revenues: AgeX accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements. At the inception of the grant, we perform an assessment as to whether the grant is a liability or a contract to perform research and development services for others. If AgeX or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then AgeX is required to estimate and recognize that liability. Alternatively, if AgeX or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

In applying the provisions of Topic 606, AgeX has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, AgeX’s policy is to recognize grant revenue when the related costs are incurred, provided that the applicable conditions under the government contracts have been met. Only costs that are allowable under the grant award, certain government regulations and the National Institutes of Health’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Costs incurred are recorded in research and development expenses on the accompanying consolidated statements of operations.

AgeX believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

In September 2018, AgeX was awarded a grant of up to approximately $225,000 from the National Institutes of Health (NIH). The NIH grant provided funding for continued development of AgeX technologies for treating osteoporosis. Grant funds were made available by the NIH as allowable expenses were incurred. For the year ended December 31, 2020, AgeX incurred approximately $25,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. As of March 31, 2020, AgeX expended the full amount available under this grant.

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by the NIH to AgeX as allowable expenses are incurred. As of December 31, 2021, AgeX incurred approximately $104,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the year ended December 31, 2021, AgeX did not have significant arrangements with multiple performance obligations.

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

Segments

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

For the years ended December 31, 2021 and 2020, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2021	2020
Stock options	3,145	2,875
Warrants	3,492	1,473
Restricted stock units	23	37

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The new standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. AgeX adopted the new guidance effective January 1, 2021, and determined the adoption did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new standard simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. For AgeX, which qualifies as a smaller reporting company, the amendments in the new standard are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. AgeX adopted the new guidance effective January 1, 2021, and determined the adoption did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment in this update addresses how an issuer should account for modifications made to equity-classified written call options. The guidance in the standard requires the issuer to treat a modification of an equity-classified call option that does not cause the instrument to become liability-classified as an exchange of the original call option for a new call option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the call option or as termination of the original call option and issuance of a new call option. The Emerging Issues Task Force (EITF) concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. The amendments in the new standard are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. AgeX is currently evaluating the timing and effect the new guidance will have on its consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments are effective for all entities within their scope, which excludes not-for-profit entities and employee benefit plans, for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendment is permitted. AgeX is currently evaluating the timing and effect the new guidance will have on its consolidated financial statements.

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

The following table presents the major classes of assets and liabilities of LifeMap Sciences included in AgeX’s consolidated balance sheet as of December 31, 2020 (in thousands).

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

The results of operations and cash flows for LifeMap Sciences are reported as discontinued operations under U.S. GAAP in accordance with ASC 205-20, Discontinued Operations, for all periods presented in our consolidated financial statements. AgeX will not have any continuing involvement in LifeMap Sciences subsequent to the consummation of the merger on March 15, 2021. The following table presents the operating results of LifeMap Sciences that have been treated as discontinued operations for the periods presented:

	Year Ended December 31,
	2021	2020
Net revenues	$277	$1,507
Costs, operating and other expenses	(380)	(2,234)
Loss from discontinued operations	(103)	(727)
Income tax provision	-	150
Net loss from discontinued operations attributable to noncontrolling interest	7	106
Loss from discontinued operations (1)	$(96)	$(471)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement. The gain on the sale of LifeMap Sciences is presented in the line item Gain on deconsolidation of LifeMap Sciences. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the years ended December 31, 2021 and 2020.

Deconsolidation

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under U.S. GAAP ASC 810-10-40-4, Deconsolidation of a Subsidiary or Derecognition of a Group of Assets, due to the disposition of LifeMap Sciences on that date.

AgeX’s consolidated balance sheet at December 31, 2020, as reported, includes LifeMap Sciences’ consolidated assets and liabilities, after intercompany eliminations. However, LifeMap Sciences’ consolidated assets and liabilities are not included in AgeX’s unaudited consolidated balance sheet at December 31, 2021 due to the LifeMap Deconsolidation on March 15, 2021.

AgeX’s consolidated statements of operations for the year ended December 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the LifeMap Deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day. For the year ended December 31, 2020, AgeX’s consolidated results include LifeMap Sciences’ consolidated results for the full period presented.

AgeX recognized a gain of $106,000 from the LifeMap Deconsolidation. The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

4. Selected Balance Sheet Components

Property and equipment, net

At December 31, 2020, property and equipment in the amount of $381,000 were fully depreciated. No capital assets were acquired during 2021. Depreciation and amortization expenses for equipment and leasehold improvements from continuing operations amounted to $699,000 for the year ended December 31, 2020. This included $210,000 accelerated depreciation expense for laboratory machinery placed in storage upon lease termination as of December 31, 2020 (see Note 9).

Intangible assets, net

Intangible assets, net are primarily comprised of acquired licenses and other rights by LifeMap Sciences from a third party for certain databases it commercializes. On March 15, 2021, LifeMap Sciences was acquired by a third party in a cash-out merger (see Note 3).

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

ASC 730-10-25(c), Research and Development – Intangible Assets Purchased from Others, provides guidance for acquisition and capitalization of the cost of intangible assets purchased from others in an asset acquisition that have alternative future uses in other research and development projects. These intangible assets are referred to as acquired in-process research and development (“IPR&D”) with alternative future uses and are accounted for as intangible assets and amortized to research and development over their useful life. Acquired IPR&D in an asset acquisition that does not have any alternative future uses is expensed under the same guidance. As an initial focus, AgeX intends to use the UniverCyte™ technology in the development of its two lead products, AGEX-BAT1 and AGEX-VASC1 for the treatment of Type II diabetes and cardiovascular aging, respectively. Accordingly, AgeX recorded the UniverCyte™ technology acquired from Escape as IPR&D intangible assets with alternative future uses in accordance with ASC 730-10-25(c) and is amortizing those assets to research and development expense over their estimated 10 year useful life.

In addition to the purchase price, AgeX will pay Escape a royalty of less than 1% on net sales of products, processes and services under the acquired patents, if the assets are commercialized. Additional shares of AgeX common stock totaling up to $4.3 million of market value will also be issued to Escape upon the attainment of development and regulatory approval milestones by AgeX for each product covered by the acquired patents. Contingent consideration in an asset acquisition is generally recorded when probable and estimable in accordance with ASC 450, Contingencies. Accordingly, none of the milestone payments have been accrued since the attainment of any milestone in the Purchase Agreement was not probable as of December 31, 2021.

AgeX has also agreed to engage Escape’s chief executive officer as a consultant for a period of up to three years to assist AgeX in utilizing the acquired patents. AgeX paid $200,000 per year in consulting fees as services were performed included in research and development expenses up until the agreement expired in August 2021.

AgeX estimated the future undiscounted cash flows expected to be received from the assets developed through the use of the UniverCyte™ technology when commercialized. The estimate of the future undiscounted cash flows considered AgeX’s financial condition and the royalties that may become payable to Escape.

At December 31, 2021 and 2020, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	December 31,
	2021 (1)	2020
Intangible assets	$1,312	$5,586
Accumulated amortization	(442)	(3,994)
Total intangible assets, net	$870	$1,592

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

AgeX recognized $131,000 and $132,000 in amortization expense of intangible assets for continuing operations, included in research and development expenses, for the years ended December 31, 2021 and 2020, respectively.

Amortization expense of intangible assets for discontinued operations for the years ended December 31, 2021 and 2020 amounted to $89,000 and $427,000, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2021 is as follows (in thousands):

Year ending December 31,	Amortization
2022	$131
2023	131
2024	131
2025	132
Thereafter	345
Total	$870

Accounts payable and accrued liabilities

At December 31, 2021 and 2020, accounts payable and accrued liabilities were comprised of the following (in thousands):

	December 31,
	2021 (1)	2020
Accounts payable	$193	$761
Accrued compensation	212	228
Accrued vendors and other expenses	366	667
Total accounts payable and accrued liabilities	$771	$1,656

(1)	Reflects the effect of the LifeMap Deconsolidation. See Note 3.

5. Related Party Transactions

Transactions with Juvenescence

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement. The First Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 (the “Extended Repayment Date”) and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 (the “Second Amendment”) to the 2019 Loan Agreement. The Second Amendment increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. In lieu of accrued interest, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000, concurrently with the first draw down of funds under the 2019 Loan Agreement. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended (see Note 10).

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

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit for a period of 18 months. In lieu of accrued interest, AgeX issued to Juvenescence 28,500 shares of AgeX common stock when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”). The number of 2020 Warrants issued was determined by the warrant formula described below. The Repayment Date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023 Events of Default under the 2020 Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2020 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2020 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the 2020 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2020 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2020 Loan Agreement, (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2020 Loan Agreement; (x) AgeX or a designated subsidiary sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of their assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (xi) AgeX or a designated subsidiary contests the validity of its obligations under the 2020 Loan Agreement or other related agreement with Juvenescence, (xii) any representation, warranty, or other statement made by AgeX or a designated subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (xiii) AgeX or a designated subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Through December 31, 2021, AgeX had drawn a total of $7.5 million against the $8.0 million line of credit and drew the remaining $0.5 million during January 2022. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on March 30, 2023.

Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each New Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the New Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of December 31, 2021 AgeX had issued to Juvenescence 2020 Warrants to purchase 3,362,098 shares of AgeX common stock. The exercise prices of the 2020 Warrants issued through December 31, 2021 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Registration Rights

AgeX entered into certain Registration Rights Agreements pursuant to which it has agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement, and shares that they may acquire through the conversion of the loans into AgeX common stock. AgeX has filed a registration statement on Form S-3, which has become effective under the Securities Act, for offerings on a delayed or continuous basis covering 16,447,500 shares of our common stock held by Juvenescence and 3,248,246 shares of AgeX common stock that may be issued upon the exercise of warrants held by Juvenescence. Juvenescence retains the right to require AgeX to register additional shares of common stock that Juvenescence may acquire through the exercise of warrants or the conversion of loans. AgeX is obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Related party payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of December 31, 2021 and 2020, AgeX had approximately $70,000 and $71,000, respectively payable to Juvenescence for COO services rendered, included in related party payables, net of certain expenses owed by Juvenescence to AgeX, on the consolidated balance sheets.

6. Stockholders’ Equity (Deficit)

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no preferred shares issued and outstanding.

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

As of December 31, 2021 and 2020, there were 37,941,220 and 37,691,047 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

Through December 31, 2021, as consideration for $7.5 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,362,098 shares of AgeX common stock. AgeX also issued 28,500 shares of AgeX common stock upon receipt of funds from the loan draw made on July 27, 2020 (see Note 5).

On August 13, 2019, in lieu of accrued interest under the 2019 Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock concurrently with the first draw down of loan funds. Furthermore, as consideration for the line of credit under the 2019 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock (see Note 5).

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets, LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. Through December 30, 2021, AgeX raised approximately $496,000 in gross proceeds through the sale of shares of common stock under the ATM.

7. Stock-Based Awards

Equity Incentive Plan

Under the 2017 Equity Incentive Plan, as amended (the “Incentive Plan”), AgeX has reserved 4,500,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of restricted stock units which are hypothetical units issued with reference to common stock (“Restricted Stock Units” or “RSUs”). AgeX may also grant stock appreciation rights (“SARs”) under the Incentive Plan. The Plan also permits AgeX to issue such other securities as its Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to AgeX employees, directors, and consultants.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events.

No person shall be granted, during any one year period, options to purchase, or SARs with respect to, more than 1,000,000 shares in the aggregate, or any Awards of Restricted Stock or RSUs with respect to more than 500,000 shares in the aggregate. If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by the Board, and no options or SARS granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

Stock Options

Options granted under the Incentive Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to AgeX employees and employees of subsidiaries. The exercise price of stock options granted under the Incentive Plan must be equal to the fair market of AgeX common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of AgeX stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

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

Restricted Stock and RSUs

In lieu of granting options, AgeX may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or RSUs subject to such vesting, transfer, and repurchase terms, and other restrictions. The price at which Restricted Stock may be issued or sold will be not less than 100% of fair market value. Employees or consultants, but not executive officers or directors, who purchase Restricted Stock may be permitted to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. Restricted Stock may also be issued for services actually performed by the recipient prior to the issuance of the Restricted Stock. Unvested Restricted Stock for which AgeX has not received payment may be forfeited, or AgeX may have the right to repurchase unvested shares upon the occurrence of specified events, such as termination of employment.

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

The terms and conditions of a grant of RSUs shall be determined by the Board or Committee. No shares of common stock shall be issued at the time a RSU is granted. A recipient of RSUs shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to a RSU, AgeX will either issue to the recipient, without charge, one share of common stock per RSU or cash in an amount equal to the fair market value of one share of common stock.

At the discretion of the Board or Committee, each RSU (representing one share of common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld. Dividend Equivalents credited to a recipient’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed in cash or in shares of common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the RSU. If a RSU is forfeited, the recipient shall have no right to the related Dividend Equivalents.

SARs

A SAR is the right to receive, upon exercise, an amount payable in cash or shares, or a combination of shares and cash, equal to the number of shares subject to the SAR that is being exercised, multiplied by the excess of (a) the fair market value of a common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement. SARs may be granted either as free standing SARs or in tandem with options. No SAR may be exercised later than 10 years after the date of grant.

The exercise price of a SAR shall not be less than 100% of the fair market value of one share of common stock on the date of grant. A SAR granted in conjunction with an option shall have the same exercise price as the related option, shall be transferable only upon the same terms and conditions as the related option, and shall be exercisable only to the same extent as the related option; provided, however, that the SAR by its terms shall be exercisable only when the fair market value per share exceeds the exercise price per share of the SAR or related option. Upon any exercise of a SAR granted in tandem with an option, the number of shares for which the related option shall be exercisable shall be reduced by the number of shares for which the SAR has been exercised. The number of shares for which a SAR issued in tandem with an option shall be exercisable shall be reduced by the number of shares for which the related option has been exercised.

Equity Incentive Plan Awards

A summary of the Incentive Plan activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
January 1, 2020	1,054	2,846	50	$2.74
Options granted	(303)	303	-	0.74
Options expired/forfeited	295	(295)	-	2.89
Restricted stock units vested	-	-	(22)	-
December 31, 2020	1,046	2,854	28	2.51
Increase option pool	500	-	-	-
Options granted	(568)	568	-	1.46
Options forfeited, cancelled or expired	57	(57)	-	2.56
Restricted stock units vested	-	-	(12)	-
December 31, 2021	1,035	3,365	16	$2.32
Options exercisable at December 31, 2021		2,543		$2.48

There were no exercises of stock options during the years ended December 31, 2021 and 2020. Total proceeds if all options granted and outstanding as of December 31, 2021 were exercised would be approximately $7.8 million.

At December 31, 2021, AgeX had approximately $1.1 million of total unrecognized compensation expense related to the Incentive Plan that will be recognized over a weighted-average period of 1.75 years.

The aggregate intrinsic value of options outstanding was $107,000 and options exercisable was $42,000 as of December 31, 2021.

Stock-based Compensation Expense

AgeX recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$62	$82
General and administrative	941	851
Total stock-based compensation expense	$1,003	$933

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2021 and 2020 was $1.15 per share and $0.53 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected life (in years)	5.71	6.08
Risk-free interest rates	0.99	0.45
Volatility	102.34%	87.86%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the years ended December 31, 2021 and 2020 may have been significantly different. See Note 2 for a discussion of the factors used in determining these assumptions.

AgeX does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

8. Income Taxes

Net loss from operations before income taxes are as follows:

	December 31,
	2021	2020
Domestic	$(8,685)	(9,358)
Foreign	-	(1,768)
Net loss before income taxes	$(8,685)	(11,126)

The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31,
	2021	2020
Current tax provision (benefit):
U.S. federal	$-	$-
State	-	-
Foreign	-	(150)
Total current provision (benefit)	-	(150)
Deferred tax provision (benefit):
U.S. federal	-	-
State	-	-
Foreign	-	-
Total deferred provision (benefit)	-	-
Provision (benefit) for income taxes	$-	$(150)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the net deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2021	2020
Net operating loss carryforwards	$12,000	$13,958
Capital loss carryforwards	3,120	-
Research and development credit carryforwards	1,426	2,306
Patents and fixed assets	901	693
Stock-based compensation	690	687
Other, net	80	184
Valuation allowance	(18,217)	(17,828)
Total net deferred tax assets	$-	$-

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

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate indicated to pretax losses from operations as a result of the following:

	December 31,
	2021	2020
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	1%	1%
State tax benefit, net of effect on federal income taxes	14%	2%
Permanent differences	(1)%	(2)%
Loss and deconsolidation of LifeMap	(31)%	-%
Tax effect attributable to foreign operations	-%	(2)%
Change in valuation allowance	(4)%	(19)%
	-%	1%

As of December 31, 2021, AgeX has net operating loss carryforwards of approximately $48.6 million for U.S. federal income tax purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Since the August 30, 2018 deconsolidation of AgeX and to date, neither Lineage nor AgeX has used the tax attributes of the other.

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance. The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. AgeX had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders on a pro rata basis based on share ownership was deposited into an escrow account where it was held through the term of the escrow, which expired in June 2019. The funds were held in the escrow account to cover certain potential indemnity payments and other obligations that might arise after the merger. During 2019, the escrow funds were paid to the former Ascendance stockholders and AgeX received $354,000 as its pro rata share of the funds as additional proceeds from the sale of its Ascendance investment included in other income (expense), net, for the year ended December 31, 2019. AgeX has sufficient current year losses from operations to offset this gain resulting in no income taxes due.

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

As of December 31, 2021, AgeX has net operating losses of approximately $20.4 million for California purposes. As AgeX and its subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX. In general, NOLs and other tax credit carryforwards generated by legal entities in a combined state tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the combined state tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2041.

As of December 31, 2021, AgeX has research and development tax credit carryforwards for federal and state tax purposes of $0.8 million and $0.6 million, respectively. The federal tax credits expire between 2028 and 2041, while the state tax credits have no expiration date.

As of December 31, 2021, AgeX has capital loss carryforwards for federal and state tax purposes of $12.4 million and $5.9 million, respectively. The federal and California capital loss carryforwards will expire in 2026.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, AgeX’s foreign entity operated at a book loss. However, for GILTI purposes, US tax laws are applied to the foreign activity and as a result there was an immaterial amount included in income for 2020. For the year ended December 31, 2021, AgeX’s foreign entity operated at an immaterial loss; therefore, no GILTI was included in income. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2021, we experienced a domestic loss from continuing operations and a foreign loss; therefore, no income tax provision was recorded for the year ended December 31, 2021.

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

AgeX and its subsidiaries may be subject to potential income tax examination by U.S. federal or states authorities. These potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws. AgeX filed its first consolidated federal tax return in 2018. For AgeX subsidiaries that did operate and filed separate tax returns prior to 2018, those entities are not subject to tax examination by major taxing authorities for tax years before 2017. However, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years by AgeX or any of its subsidiaries. Any potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws.

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

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California following the December 31, 2020 expiration of the AgeX Lease. AgeX’s new office occupies 135 square feet of leased space in a building located in an office and research park. Base monthly rent was $947 for the first one year lease term. In September 2021, AgeX extended its office lease for another year, effective January 1, 2022, at a monthly rent of $1,074. The lease also includes office furniture rental, janitorial services, utilities, and internet service.

ASC 842

AgeX adopted ASC 842 in 2019. AgeX recorded a right-of-use asset of $726,000 and a right-of-use liability for the same amount for the AgeX Lease in April 2019, which is considered a noncash investing activity. The right-of-use asset and right-of-use lease liability were fully amortized and written off as of December 31, 2020 upon termination of the AgeX Lease.

There were no future minimum lease commitments as of December 31, 2021.

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s pre-clinical programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s pre-clinical programs. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to AgeX’s pre-clinical programs. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The sales agreement between AgeX and Chardan also includes indemnification provisions pursuant to which the parties have agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock through the ATM facility, including liabilities under the Securities Act. Similarly, the Registration Rights Agreement between Juvenescence and AgeX includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of December 31, 2021 and 2020.

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

On November 17, 2021 we received a second deficiency letter (2021 Deficiency Letter) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide in that we have stockholders equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years, and that we have stockholders equity of less than $4,000,000 and have incurred losses from continuing operations and/or net losses during three out of four of our most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the 2021 Deficiency Letter AgeX provided the Exchange staff with an updated plan (the “2021 Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by June 17, 2023. We submitted the 2021 Plan on December 16, 2021 which the Exchange staff accepted. The Exchange staff will review AgeX’s compliance with the Plan on a quarterly basis and if AgeX does not show progress consistent with the 2021 Plan or is not in compliance with the Exchange’s continued listing standards by June 17, 2023, the Exchange will commence delisting procedures.

AgeX intends to make arrangements to have its common stock quoted on an interdealer quotation system if its common stock is delisted from the Exchange.

10. Subsequent Events

Additional Draws under the 2020 Loan Agreement

During January 2022, AgeX borrowed an additional $0.5 million under the 2020 Loan Agreement with Juvenescence. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on the Repayment Date on March 30, 2023.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence has agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to pay the outstanding principal and other amounts due as loan origination fees under its 2019 Loan Agreement with Juvenescence. The remaining $5 million of the line of credit may be drawn down from time to time over the next 12 months subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024 (the “Repayment Date”).

In lieu of accrued interest, AgeX will pay Juvenescence an Origination Fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the 12 month period during which funds may be drawn from the line of credit. The Origination Fee will become due and payable on the Repayment Date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the Secured Note.

Conversion of Loan Amounts to Common Stock

In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid Origination Fees (collectively the “Outstanding Amount”) into AgeX common stock or “units” (a “Borrower Conversion”) if AgeX consummates a “Qualified Offering” which means a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10 million. The conversion price per share or units shall be the lowest price at which shares or units are sold in the Qualified Offering before deducting underwriting commissions and discounts, placement agent commissions and fees, and other expenses of the Qualified Offering. In the case of sales of shares of common stock by AgeX from time to time in an “at the market offering” a Qualified Offering shall be deemed to have occurred if and when such proceeds of the sales reaches $10 million.

Juvenescence may convert the Outstanding Amount in whole or in part into AgeX common stock (a “Lender Conversion”) at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice Juvenescence’s election to convert the Outstanding Amount or a portion thereof into common stock.

Any Borrower Conversion or Lender Conversion is subject to certain restrictions to comply with applicable requirements of the NYSE American (the “Exchange”) where AgeX common stock is listed. Section 713 of the Exchange Company Guide requires listed companies to obtain stockholder approval as a prerequisite to Exchange listing approval before: (i) issuing additional shares in a transaction involving the sale, issuance, or potential issuance by the issuer of common stock (or securities convertible into common stock) equal to 20% or more of stock outstanding (determined as of the date of the particular transaction agreement) for less than the greater of book or market value of the Exchange listed common stock (the “20% Rule”) and (ii) issuing shares that will result in a change of control of the company (the “Change of Control Rule”). While the Exchange has not defined “change of control”, the Exchange considers any issuance of stock to be subject to the Change of Control Rule if the issuance of stock would result in a stockholder holding 50% or more of a company’s outstanding stock. The Secured Note contains a “19.9 % blocker” provision and a “change of control blocker” provision intended to prevent a conversion of the Outstanding Amount that would violate the 20% Rule or the Change of Control Rule.

The 19.9% blocker provides that any conversion of the Secured Note into common stock must either (i) not involve the issuance of more than 19.9% of the common stock outstanding on the date of the Secured Note at a price lower than the applicable market price (as further explained below) so that stockholder approval under the 20% Rule would not be required, or (ii) be approved by the AgeX stockholders. Under the Secured Note, AgeX may borrow funds from Juvenescence in period installments or “tranches” and the market price of AgeX common stock is determined for each such tranche. Each tranche market price is based on the closing price of AgeX common stock on the date of the drawdown notice from AgeX to Juvenescence requesting funding of the loan tranche. Upon Borrower Conversion, which can take place only in connection with a Qualified Offering by AgeX, only shares of common stock issuable upon the conversion of a tranche with a tranche market price greater than the applicable conversion price would be aggregated (along with any other common stock that might be issued to Juvenescence in connection with the Qualified Offering) for the purpose of determining the applicability of the 19.9% blocker. Upon Lender Conversion, only shares issuable upon the conversion of a tranche with a tranche market price that is lower than the market price on the date prior to the date the Juvenescence delivers a conversion notice to AgeX are aggregated for the purposes of determining the applicability of the 19.9% blocker. The change of control blocker provision provides that without the prior approval of AgeX stockholders a Borrower Conversion or a Lender Conversion may not take place if it would cause Juvenescence’s ownership to equal or exceed 50% of the outstanding shares of AgeX common stock.

Consequently, without the approval of AgeX stockholders the Outstanding Amount may not be converted into AgeX common stock under the Borrower Conversion provisions or the Lender Conversion provisions of the Secured Note in an amount that would (a) equal or exceed 19.9% of the outstanding common stock (measured at the date of the Secured Note) at a conversion price less than the greater of the book value or the applicable tranche market value of AgeX common stock, or (b) cause Juvenescence’s ownership to equal or exceed 50% of the outstanding shares of AgeX common stock.

Under the terms of the Secured Note, AgeX has agreed to seek the vote of AgeX stockholders to approve the ability of AgeX and Juvenescence to convert the Outstanding Amount into shares of AgeX common stock under the Borrower Conversion and Lender Conversion provisions of the Secured Note even if the Borrower Conversion or Lender Conversion, as applicable, would result in (a) Juvenescence receiving additional shares in excess of 19.9% of the AgeX common stock outstanding as of the date of the Secured Note for less than the greater of book value or the applicable tranche market values of AgeX common stock, or (b) Juvenescence owning more than 50% of AgeX outstanding common stock.

Default Provisions

The Outstanding Amount may become immediately due and payable prior to the Repayment Date if an Event of Default as defined in the Secured Note occurs. Events of Default under the Secured Note include: (a) AgeX fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the Secured Note, (b) AgeX fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the Secured Note or the Security Agreement described below or any other agreement executed in connection with the Secured Note (the “Loan Documents”) and the failure is not remedied within three business days; (c) AgeX fails to perform any of its covenants or obligations or fail to satisfy any of the conditions under the Secured Note or any other Loan Document and, such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to AgeX and (ii) actual knowledge of the failure by senior officers of AgeX; (d) if any indebtedness of AgeX in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of AgeX in excess of $25,000 is not paid on its due date; (e) AgeX stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of AgeX and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for AgeX or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for AgeX to perform all or any of its obligations under the Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable AgeX to comply with its obligations under the Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes AgeX or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the Secured Note; (j) AgeX, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of the AgeX’s business, could not reasonably be expected to have a material adverse effect and does not result from AgeX’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall be contested by AgeX or a subsidiary, (iv) AgeX shall assert that its obligations under the Secured Note or any other Loan Document shall be invalid or unenforceable, or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of AgeX and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX to perform any of its obligations under the Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by AgeX in the Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Restrictive Covenants

The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15 million in debt or equity financing within 12 months from the date of the Secured Note; (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

Security Agreement

AgeX has entered into a Security Agreement granting Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default occurs, Juvenescence will have the right to foreclose on the assets pledged as collateral.

2022 Warrants

Upon each draw down of funds under the Secured Note, AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants will be governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants to be issued will be equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price will be the last closing price per share of AgeX common stock on the NYSE American or other national securities exchange preceding the delivery of the notice from AgeX requesting a draw of funds that triggers the obligation to issue 2022 Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading days. The exercise price of the 2022 Warrants will be the applicable Market Price. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

The Warrant Agreement governing the 2022 Warrants contains a “change of control blocker” provision intended to prevent an exercise of 2022 Warrants that would violate the Change in Control Rule. The exercise price of the 2022 Warrants is set with reference to the market price of AgeX common stock so the 20% Rule would have no effect on the exercise of 2022 Warrants. Under the terms of the Secured Note, AgeX has agreed to seek the vote of AgeX stockholders to approve the ability of Juvenescence to exercise its 2022 Warrants if the exercise would cause Juvenescence’s ownership of AgeX common stock to equal or exceed 50% of the outstanding AgeX common stock.

Registration Rights

AgeX has entered into an amendment to its Registration Rights Agreement with Juvenescence to include as registrable securities under the Registration Rights Agreement the 2022 Warrants and underlying shares and any shares issuable upon the conversion of the Secured Note into common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, our principal operations officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth information regarding our Board of Directors as of March 14, 2022:

			Committee Membership
					Nominating and
					Corporate
Name of Director	Age	Director Since	Audit	Compensation	Governance
Non-Employee Director
Gregory H. Bailey, M.D.	66	August 2018		Chair	Member
Michael H. May, Ph.D.	53	August 2019	Chair	Member
Joanne M. Hackett, Ph.D.	43	December 2021	Member	Member	Chair
Employee Director
Michael D. West, Ph.D.	68	January 2017

Gregory H. Bailey, M.D. Dr. Bailey is currently the Chief Executive Officer of Juvenescence Limited, a privately held company focused on the development of therapies for ageing and age-related diseases. Dr. Bailey is also a director of Manx Financial Group, PLC, BioHaven Inc., SalvaRx Inc. and Portage Biotech Inc. Dr. Bailey has founded and served as a director of a number of private and public companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for ten years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario. We believe that Dr. Bailey is qualified to serve on our Board based on his years of experience in medicine and as an executive and in finance for the biotechnology industry.

Michael H. May, Ph.D. Dr. May is President and Chief Executive Officer of CCRM (Centre for Commercialization of Regenerative Medicine) and CEO of CCRM Enterprises Inc. and CCRM Enterprises Holdings Inc. CCRM is a public-private consortium founded under Canada’s Centres of Excellence for Commercialization and Research Program to generate sustainable health and economic benefits through global collaboration in cell and gene therapy, and regenerative medicine. Dr. May co-founded Rimon Therapeutics Ltd., a Toronto-based tissue engineering company developing novel medical polymers that possess drug-like activity, and served as President and Chief Executive Officer of Rimon from 2000 to 2006, and President and Chief Operating Officer from 2006 to 2010. Dr. May serves on a number of boards of directors and advisory committees in the field of stem cell research and regenerative medicine, including at the International Society for Cell Therapy (ISCT) and the ARM Foundation for Cell & Gene Medicine (ARMF). Dr. May completed his Ph.D. in Chemical Engineering at the University of Toronto in 1998 as an NSERC Scholar and was awarded the Martin Walmsley Fellowship for Technological Entrepreneurship. We believe that Dr. May is qualified to serve on our Board based on his years of experience in tissue engineering and the fields of stem cell research and regenerative medicine.

Joanne M. Hackett, Ph.D. Dr. Hackett is the Head of Genomic and Precision Medicine at IQVIA. IQVIA is a world leader in using data, technology, advanced analytics, and expertise to help customers drive healthcare forward. From 2017 to 2020 Dr. Hackett served as Chief Commercial Officer of Genomics England, where she engaged industry, academia and the clinical community to achieve the goal of sequencing genomes of patients and families of patients with rare diseases, and patients with common cancers. Genomics England is owned by the Department of Health and Social Care in the United Kingdom. During 2016 and 2017 Dr. Hackett served as Chief Commercial Officer and Interim Chief Executive Officer of Precision Medicine Catapult, which was established in the United Kingdom with the goal of developing, delivering and commercializing precision medicine. Dr. Hackett served as Director of Commercial Development for UCLPartners in London, England from 2013 – 2016. UCLPartners is focused on co-creating, testing and implementing innovative healthcare solutions with its academic and healthcare partners, and fostering the wider spread and adoption of those solutions. Previously, she served as Chief Operating Officer and Research Lead at Cambridge University Health Partners, and she has held other positions in the biomedical industry and in academia, including as a research scientist, and she has served on a number of advisory committees and advisory boards in the biomedical and healthcare fields. Dr. Hackett holds a Ph.D. in Molecular Genetics from the University of New Brunswick. Dr. Hackett’s years of experience in genomics and regenerative medicine with a focus on commercialization of new therapies and technologies makes her an excellent candidate to serve on our Board of Directors.

Michael D. West, Ph.D. Dr. West was appointed Chief Executive Officer of Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.) during October 2007 and then served as Co-Chief Executive Officer from October 2015 until September 2018. Dr. West also served as interim President and Chief Executive Officer of Asterias Biotherapeutics, Inc. from April 2014 to June 2014, and as Vice President of Technology Integration of Asterias until December 2015. Dr. West served as a director of: Lineage from 2002 until September 2018; Asterias from 2012 until September 2018; and OncoCyte Corporation from 2013 to 2016. Prior to becoming Chief Executive Officer of Lineage, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Ocata Therapeutics, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998, he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. from Rensselaer Polytechnic Institute in 1976, an M.S. in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging. Dr. West is an internationally renowned pioneer and expert in stem cell research, and we believe that he is qualified to serve on our Board based on his years of executive experience in the fields of stem cell research and regenerative medicine.

Audit Committee

We have established an Audit Committee of the Board of Directors. The members of the Audit Committee are Michael H. May and Joanne M. Hackett, each of whom qualifies as being “independent” under Section 8.03(A) and 8.03(B) of the NYSE American Company Guide and under Rule 10A-3 of the Exchange Act. Annalisa Jenkins also served as the chair of the Audit Committee during 2021. Michael H. May is the Chair of the Audit Committee. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and stockholders who beneficially own 5% or more of any class of our voting securities. We have adopted a written charter for our Audit Committee which we have posted on our website at www.agexinc.com. The Board of Directors has also determined that Dr. May is “financially sophisticated” within the meaning of the rules and regulations of the NYSE American and qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of the SEC and the NYSE American.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of March 14, 2022:

Name	Age	Officer Since	Position
Michael D. West, Ph.D.	68	January 2017	Chief Executive Officer
Andrea E. Park	50	May 2020	Chief Financial Officer
Nafees N. Malik, MBChB, MPhil	44	October 2018	Chief Operating Officer
Hal Sternberg, Ph.D.	68	August 2017	Vice President of Research

For Dr. West’s biographical information see above with those of the other members of our Board of Directors.

Andrea E. Park was appointed Chief Financial Officer during May 2020, after serving as AgeX’s VP of Finance and Controller since October 2019. Ms. Park’s career spans over 24 years of public accounting and finance experience. Before joining AgeX, Ms. Park served as VP of Finance and Controller from June 2016 to September 2019 and as Corporate Controller from February 2005 to June 2016 for Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.). While at Lineage, Ms. Park was directly involved in the accounting and financial reporting of the public spin off and eventually the deconsolidation of three of its then subsidiaries including Asterias Biotherapeutics, Inc., Oncocyte Corporation and AgeX. Earlier in her career she has worked in the audit and assurance practice at Deloitte. Ms. Park is a certified public accountant with the State of California and received her B.A. in Business Economics with Concentration in Accounting from the University of California, Santa Barbara.

Nafees N. Malik, MBChB, MPhil has served as our Chief Operating Officer since October 2018, after he was appointed Head of Cell and Gene Therapy at Juvenescence Limited. Although Dr. Malik is an employee of Juvenescence, he devotes most of his time to serving as our Chief Operating Officer on a consulting basis. Dr. Malik founded and was managing director of Asklepian Consulting Limited from June 2013 where he focused on the strategic and commercial analysis of cell and gene therapies and regenerative medicine. Dr. Malik received his medical degree from the University of Liverpool and his Master of Philosophy degree in Bioscience Enterprise from the University of Cambridge.

Hal Sternberg, Ph.D. has served as our Vice President of Research since 2017. Dr. Sternberg previously served as Vice President of Research of Lineage for over 25 years and was one of Lineage co-founders. Prior to co-founding and joining Lineage, Dr. Sternberg held various positions at the University of California at Berkeley from 1982 to 1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg holds a M.S. in Chemistry and Ph.D. in Biochemistry from the University of Maryland.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other AgeX equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of Forms, 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2021, except that a Form 4 was filed late by Michael D. West, AgeX’s Chief Executive Officer and a member of our Board of Directors, for restricted stock units vested on September 11, 2021.

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

The following table shows certain information relating to the compensation of our Chief Executive Officer and the two highest paid individuals who were serving as executive officers at year end and in each case whose total compensation exceeded $100,000 during 2021. We refer to these individuals as our “Named Executive Officers.”

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our Named Executive Officers in respect of their service to the Company for the fiscal years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary		Option Awards(1)		All Other Compensation(2)	Total
Michael D. West	2021	$546,782		$137,501	(3)	$14,500	$698,783
Chief Executive Officer	2020	546,782		-		14,250	561,032

Andrea E. Park	2021	266,019		85,938	(4)	13,301	365,258
Chief Financial Officer	2020	264,144		160,520	(5)	13,207	437,871

Nafees N. Malik(6)	2021	282,272	(7)	85,938	(4)	-	368,210
Chief Operating Officer	2020	282,272	(7)	-		-	282,272

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

One fourth of the options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of AgeX or its subsidiaries.

(2)	Amounts represent 401(k) matching contributions by us for the periods presented unless described otherwise.

(3)	Dr. West’s equity awards in 2021 reflect the fair value of 120,000 stock options awarded in June 2021.

(4)	Equity awards in 2021 to Ms. Park and Dr. Malik reflect the fair value of 75,000 stock options awarded in June 2021.

(5)	Ms. Park’s equity awards in 2020 reflect the fair value of 300,000 stock options awarded upon her appointment as Chief Financial Officer in May 2020. Ms. Park previously served as AgeX’s VP of Finance and Controller since October 2019.

(6)	Dr. Malik serves as our Chief Operating Officer as a consultant, with his services provided by Juvenescence. Dr. Malik devotes a majority of his time to AgeX’s operations and AgeX reimburses Juvenescence for his services.

(7)	Amounts represent consulting fees made to Juvenescence for Dr. Malik.

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

If we terminate Ms. Park’s employment without “cause” or she resigns for “good reason” at any time, she will be entitled to (1) 9 months base salary, (2) all accrued but unpaid salary earned prior to or as of the date of termination or resignation, (3) full payment of Ms. Park’s target bonus due for such year and (4) for a period of six months, all benefits under any health insurance plan of AgeX. In addition, if we terminate Ms. Park’s employment without “cause” or she resigns for “good reason,” (1) all of Ms. Park’s outstanding equity awards that would otherwise have vested during the 12 months following termination or resignation will become fully vested and exercisable immediately and (2) with respect to any outstanding vested but unexercised options, the exercise period following termination or resignation will be extended to the earlier of the (A) 9 months after termination or (B) the natural expiration date of the applicable option. If we terminate Ms. Park’s employment without “cause,” or she resigns for “good reason,” following a “Change of Control,” (1) Ms. Park will be entitled to all of the benefits and payments that she would have been entitled to if her employment had been otherwise terminated without “cause” or if she resigned for “good reason,” as set forth above, and (2) all of Ms. Park’s unvested options and restricted stock units, if any, will become fully vested and exercisable immediately. The severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of Ms. Park’s salary while employed by us. In order to receive the severance benefits, Ms. Park must execute a general release of all claims against us.

“Change of Control,” as defined in the West Employment Agreement means any one of the following:

●	the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors, except that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned more than 10% of our voting securities will not be a Change of Control. In addition, an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities will not constitute a Change of Control;

●	the sale of all or substantially all of our assets; or

●	a merger or consolidation in which we merge or consolidate into another corporation or entity in which our stockholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity.

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

Equity Awards Outstanding at December 31, 2021

The following table summarizes certain information concerning outstanding stock options granted by us under our 2017 Equity Incentive Plan (the “Incentive Plan”) and held by our Named Executive Officers as of December 31, 2021.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Grant Date	Exercisable(1)	Unexercisable	Price	Date	Vested		Vested(2)
Michael D. West	6/4/2021	-	120,000	$1.45	6/3/2031	-		-
	3/11/2019	68,751	31,249	$4.28	3/10/2029	15,625	(3)	$17,031
	10/18/2018	395,833	104,167	$3.00	10/17/2028	-		-
	10/10/2017	660,000	-	$2.00	10/9/2027	-		-

Andrea E. Park	6/4/2021	-	75,000	$1.45	6/3/2031	-		-
	5/21/2020	118,750	181,250	$0.738	5/20/2030	-		-
	10/1/2019	10,833	9,167	$1.77	9/30/2029	-		-

Nafees N. Malik	6/4/2021	-	75,000	$1.45	6/3/2031	-		-
	3/11/2019	48,125	21,875	$4.28	3/10/2029	-		-
	10/18/2018	277,083	72,917	$3.00	10/17/2028	-		-

(1)	The options listed are fully vested. Vesting of all options is subject to continued service as an employee, director and/or consultant of AgeX or a subsidiary on the applicable vesting date. Unless described otherwise, one fourth of the options vested or will vest on the first anniversary of the date of grant, and the remaining balance of the options vested or will vest in 36 equal monthly installments thereafter.

(2)	Value calculated based on $1.09 closing price of AgeX common stock on the NYSE American on December 31, 2021.

(3)	Represents RSUs, which have vested or will vest according to the following schedule: 12,500 of the shares vested on March 11, 2020, and 37,500 of the shares vested or will vest in equal quarterly installments over a period of 3 years through March 11, 2023. Each RSU represents a contingent right to receive one share of AgeX common stock.

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

Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Incentive Plan, and is qualified by the full terms of the Incentive Plan. The Incentive Plan permits us to grant awards (“Awards”) consisting of stock options, the grant or sale of restricted stock (“Restricted Stock”), the grant of stock appreciation rights (“SARs”), and the grant of hypothetical units issued with reference to our common stock (“RSUs”), for up to 4,500,000 shares of our common stock. Awards may be granted under the Incentive Plan to employees, directors, and consultants of AgeX and our subsidiaries, including also subsidiaries that we may form or acquire in the future. The Incentive Plan will be administered by our Board of Directors (the “Board”) or by a committee authorized by our Board (“Committee”), who will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Incentive Plan.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events as determined by the Board or the Committee. The Board or Committee, in its discretion, may accelerate the vesting of an Award after the date of grant.

No person shall be granted, during any one year period, options to purchase, or SARs with respect to, more than 1,000,000 shares in the aggregate, or any Awards of Restricted Stock or RSUs with respect to more than 500,000 shares in the aggregate. If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

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

Restricted Stock and RSUs

In lieu of granting options, we may enter into purchase agreements with employees under which they may purchase or otherwise acquire Restricted Stock or RSUs subject to such vesting, transfer, and repurchase terms and restrictions as the Board or Committee may determine. We may permit employees or consultants who purchase Restricted Stock to pay for their shares by delivering a promissory note or an installment payment agreement that may be secured by a pledge of their Restricted Stock. We may also issue Restricted Stock for services actually performed by the recipient prior to the issuance of the Restricted Stock.

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

The terms and conditions of a grant of RSUs shall be determined by the Board or Committee. No common stock shall be issued at the time a RSU is granted, and we will not be required to set aside a fund for the payment of any such award. A recipient of RSUs shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to a RSU, we will either issue to the recipient, without charge, one share of common stock per RSU or cash in an amount equal to the fair market value of one share of common stock.

At the discretion of the Board or Committee, each RSU (representing one share of common stock) may be credited with cash and stock dividends paid in respect of one share (“Dividend Equivalents”). Dividend Equivalents shall be withheld by us for the recipient’s account, and interest may be credited on the amount of cash Dividend Equivalents withheld at a rate and subject to such terms as determined by the Board or Committee. Dividend Equivalents credited to a recipient’s account and attributable to any particular RSU (and earnings thereon, if applicable) shall be distributed in cash or, at the discretion of the Board or Committee, in common stock having a fair market value equal to the amount of the Dividend Equivalents and earnings, if applicable, upon settlement of the RSU. If a RSU is forfeited, the recipient shall have no right to the related Dividend Equivalents.

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

Withholding

To the extent provided by the terms of an Award Agreement or as may be approved by the AgeX Board or Committee, an optionee or recipient of a Restricted Stock or RSU Award or SAR may satisfy any federal, state or local tax withholding obligation relating to the Award by any of the following means (in addition to our right to withhold from any compensation paid to the Award recipient) or by a combination of such means: (a) tendering a cash payment; (b) authorizing us to withhold shares of common stock from the shares otherwise issuable to the recipient as a result of the exercise or acquisition of shares under the Award, provided, however, that no shares are withheld with a value exceeding the minimum amount of tax required to be withheld by law; or (c) delivering to us previously owned and unencumbered shares of our common stock.

Changes in Shares Under the Incentive Plan

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

Restrictions on Transfers of Options

Under the Incentive Plan, stock options may be transferred to a limited class of defined “Permitted Transferees,” such as the option holder’s immediate family members, family trusts and family controlled companies. In addition, options may be transferred to a securities broker/dealer to exercise the options on the option holder’s behalf as a means of the option holder obtaining the funds needed to exercise the option, provided that the fair market value of the shares being acquired exceeded the exercise price of the option at the close of the market on the trading day preceding the exercise date.

Repricing Prohibition

The Plan prohibits any modification of the purchase price or exercise price of an outstanding option or other Award if the change would effect a “repricing” without stockholder approval. As defined in the Incentive Plan, “repricing” means a reduction in the exercise price of an outstanding option or SAR or cancellation of an “underwater” or “out-of-the-money” Award in exchange for other Awards or cash. An “underwater” or “out-of-the-money” Award is defined to mean an Award for which the exercise price is less than the “fair market value” of our common stock. The fair market value will generally be determined by the AgeX Board, but if our common stock becomes publicly traded, the fair market value will be the closing price of the common stock on a national securities exchange or inter-dealer quotation system on which the common stock is traded.

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

Non-Employee Director Compensation

Directors and members of committees of the Board of Directors who are our employees are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board or committees of the Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2021 and who were not our employees on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Gregory H. Bailey	$60,000	$74,524	$-	$134,524
Annalisa Jenkins (2)	$50,000	$74,524	$-	$124,524
Michael H. May	$40,000	$114,653	$-	$154,653
Joanne M. Hackett (3)	$-	$-	$-	$-

(1)	In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for the stock options is measured based on the closing price of AgeX’s common stock on the date of grant. See Note 7 to our consolidated financial statements included in this Report for details as to the assumptions used to determine the fair value of the awards.

Each Non-Employee Director who was serving on our Board of Directors on June 21, 2021 received an Annual Director Award of 65,000 stock options, and the grant date fair value for each stock option was $74,524. Those options will vest and become exercisable in equal quarterly installments over a one-year period from the date of grant.

On the same date, Dr. May received a special award of 35,000 stock options vesting on the date of grant for his service as the sole member of the Special Committee considering a certain proposed merger transaction.

As of December 31, 2021, Dr. Bailey held 165,000 stock options and Dr. May held 126,534 stock options.

(2)	Dr. Jenkins’ term as a director expired on December 29, 2021. On that date, 16,250 unvested stock options were immediately forfeited, and 148,750 stock options were vested and will expire if not exercised within 90 days from the date her term as director expired.

(3)	Dr. Hackett was elected as a director on December 29, 2021. No stock option or other equity awards were granted to her as of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2022, by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock. Our calculation of the percentage of beneficial ownership is based on 37,943,064 shares of common stock outstanding as of March 14, 2022.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 14, 2022, and restricted stock units that will vest within 60 days of March 14, 2022. Shares of our common stock issuable pursuant to stock options and restricted stock units currently exercisable or exercisable within 60 days of March 14, 2022, and restricted stock units that will vest within 60 days of March 14, 2022, are deemed outstanding for computing the percentage of the person holding such equity awards and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 16 of the Exchange Act.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Juvenescence Limited (1)	48,871,797	69.45%
Entities affiliated with Broadwood Partners, L.P. (2)	3,003,446	7.92%

Named Executive Officers and Directors
Michael D. West (3)	1,217,080	3.11%
Andrea E. Park (4)	157,017	*
Nafees N. Malik (5)	361,665	*
Gregory H. Bailey (6)	165,000	*
Michael H. May (6)	126,534	*
Joanne M. Hackett (7)	16,250	*
All executive officers and directors as a group (7 persons) (8)	2,105,554	5.26%

*	Less than 1%

(1)	Includes 9,051,431 shares that may be acquired upon the exercise of common stock purchase warrants and additional 23,372,866 shares that may be acquired through the conversion of the current amounts outstanding under the Loan Agreements into shares of AgeX common stock at an assumed conversion price of $0.6914 per share based on the closing price of AgeX common stock on the NYSE American on February 14, 2022, but subject to the “19.9% Cap” and the “50% Cap” provisions of the 2022 Secured Convertible Promissory Note Agreement discussed in Item 13 below under “Certain Relationships and Related Transactions, and Director Independence — 2022 Secured Convertible Promissory Note and Warrant Agreement” limiting the loan amount that can be converted into AgeX common stock without stockholder approval. The address of Juvenescence is 18 Athol Street, Douglas, Isle of Man IM1 1JA. The foregoing information is based solely on a Schedule 13D/A filed with the SEC on February 22, 2022, which provides information only as of on February 14, 2022.

(2)	Includes 2,997,156 shares owned by Broadwood Partners, L.P. and 6,290 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. have disclaimed beneficial ownership of the shares owned by Broadwood Partners, L.P. except to the extent of their respective pecuniary interests in such shares. The address of these entities is 142 West 57th Street, 11th Floor, New York, NY 10019. The foregoing information is based solely on a Schedule 13G filed with the SEC on December 10, 2018, which provides information only as of November 28, 2018. Consequently, the beneficial ownership of these reporting entities or person may have changed between November 28, 2018 and March 14, 2022.

(3)	Includes 1,176,665 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 203,335 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and 12,500 RSUs that are not presently vested and will not vest within 60 days.

(4)	Includes 156,666 shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 238,334 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Consists entirely shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 133,335 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Consists entirely shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days.

(7)	Consists entirely shares of common stock that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days. Excludes 48,750 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 2,064,655 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 631,879 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days and 12,500 RSUs that are not presently vested and will not vest within 60 days.

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

Compensation of Our Chief Operating Officer

Since October 2018, AgeX’s Chief Operating Officer, Nafees N. Malik, who is an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services on an agreed upon fixed annual rate of $272,000 from October 18, 2018 through March 10, 2019 and $283,000 from March 11, 2019 through December 31, 2020. Additionally, Dr. Malik received a $50,000 bonus in March 2019. As of December 31, 2021 AgeX had accrued approximately $71,000 payable to Juvenescence for Dr. Malik’s services rendered.

2019 Loan Facility Agreement and Warrant Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement. The First Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 (the “Extended Repayment Date”) and increased the amount of the loan facility by $4.0 million. The amount of the loan facility was increased by an additional $1.0 million by a second amendment to the 2019 Loan Agreement during November 2021. In lieu of accrued interest, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000, concurrently with the first draw down of funds under the 2019 Loan Agreement. As of December 31, 2021 AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. The $7.0 million outstanding principal balance and a $160,000 loan origination fee were paid in full on February 14, 2022 when AgeX entered into a Secured Convertible Promissory Note with Juvenescence as described below.

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

2020 Loan Agreement and New Warrant Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence has agreed to provide to AgeX an $8.0 million line of credit for a period of 18 months. AgeX has borrowed the full $8 million line of credit under the 2020 Loan Agreement. The outstanding principal balance of the loan under the 2020 Loan Agreement will become due and payable on March 30, 2023.

Events of Default under the 2020 Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2020 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2020 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the 2020 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2020 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2020 Loan Agreement, (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2020 Loan Agreement; (x) AgeX or a designated subsidiary sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of their assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (xi) AgeX or a designated subsidiary contests the validity of its obligations under the 2020 Loan Agreement or other related agreement with Juvenescence, (xii) any representation, warranty, or other statement made by AgeX or a designated subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (xiii) AgeX or a designated subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each New Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the New Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of March 14, 2022, AgeX had issued to Juvenescence 2020 Warrants to purchase 3,670,663 shares of AgeX common stock. The exercise prices of the 2020 Warrants range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

2022 Secured Convertible Promissory Note and 2022 Warrant Agreement

On February 14, 2022, AgeX and Juvenescence entered into the Secured Note pursuant to which Juvenescence has agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to pay the outstanding principal and other amounts due as loan origination fees under its 2019 Loan Agreement with Juvenescence. The remaining $5 million of the line of credit may be drawn down from time to time over the next 12 months subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024 (the “Repayment Date”).

In lieu of accrued interest, AgeX will pay Juvenescence an Origination Fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the 12 month period during which funds may be drawn from the line of credit. The Origination Fee will become due and payable on the Repayment Date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the Secured Note.

Conversion of Loan Amounts to Common Stock: In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid Origination Fees (collectively the “Outstanding Amount”) into AgeX common stock or “units” (a “Borrower Conversion”) if AgeX consummates a “Qualified Offering” which means a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10 million. The conversion price per share or units shall be the lowest price at which shares or units are sold in the Qualified Offering before deducting underwriting commissions and discounts, placement agent commissions and fees, and other expenses of the Qualified Offering. In the case of sales of shares of common stock by AgeX from time to time in an “at the market offering” a Qualified Offering shall be deemed to have occurred if and when such proceeds of the sales reaches $10 million.

Juvenescence may convert the Outstanding Amount in whole or in part into AgeX common stock (a “Lender Conversion”) at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice Juvenescence’s election to convert the Outstanding Amount or a portion thereof into common stock.

Any Borrower Conversion or Lender Conversion is subject to certain restrictions to comply with applicable requirements of the NYSE American (the “Exchange”) where AgeX common stock is listed. Section 713 of the Exchange Company Guide requires listed companies to obtain stockholder approval as a prerequisite to Exchange listing approval before: (i) issuing additional shares in a transaction involving the sale, issuance, or potential issuance by the issuer of common stock (or securities convertible into common stock) equal to 20% or more of stock outstanding (determined as of the date of the particular transaction agreement) for less than the greater of book or market value of the Exchange listed common stock (the “20% Rule”) and (ii) issuing shares that will result in a change of control of the company (the “Change of Control Rule”). While the Exchange has not defined “change of control”, the Exchange considers any issuance of stock to be subject to the Change of Control Rule if the issuance of stock would result in a stockholder holding 50% or more of a company’s outstanding stock. The Secured Note contains a “19.9 % blocker” provision and a “change of control blocker” provision intended to prevent a conversion of the Outstanding Amount that would violate the 20% Rule or the Change of Control Rule.

The 19.9% blocker provides that any conversion of the Secured Note into common stock must either (i) not involve the issuance of more than 19.9% of the common stock outstanding on the date of the Secured Note at a price lower than the applicable market price (as further explained below) so that stockholder approval under the 20% Rule would not be required, or (ii) be approved by the AgeX stockholders. Under the Secured Note, AgeX may borrow funds from Juvenescence in period installments or “tranches” and the market price of AgeX common stock is determined for each such tranche. Each tranche market price is based on the closing price of AgeX common stock on the date of the drawdown notice from AgeX to Juvenescence requesting funding of the loan tranche. Upon Borrower Conversion, which can take place only in connection with a Qualified Offering by AgeX, only shares of common stock issuable upon the conversion of a tranche with a tranche market price greater than the applicable conversion price would be aggregated (along with any other common stock that might be issued to Juvenescence in connection with the Qualified Offering) for the purpose of determining the applicability of the 19.9% blocker. Upon Lender Conversion, only shares issuable upon the conversion of a tranche with a tranche market price that is lower than the market price on the date prior to the date the Juvenescence delivers a conversion notice to AgeX are aggregated for the purposes of determining the applicability of the 19.9% blocker. The change of control blocker provision provides that without the prior approval of AgeX stockholders a Borrower Conversion or a Lender Conversion may not take place if it would cause Juvenescence’s ownership to equal or exceed 50% of the outstanding shares of AgeX common stock.

Consequently, without the approval of AgeX stockholders the Outstanding Amount may not be converted into AgeX common stock under the Borrower Conversion provisions or the Lender Conversion provisions of the Secured Note in an amount that would (a) equal or exceed 19.9% of the outstanding common stock (measured at the date of the Secured Note) at a conversion price less than the greater of the book value or the applicable tranche market value of AgeX common stock, or (b) cause Juvenescence’s ownership to equal or exceed 50% of the outstanding shares of AgeX common stock.

Under the terms of the Secured Note, AgeX has agreed to seek the vote of AgeX stockholders to approve the ability of AgeX and Juvenescence to convert the Outstanding Amount into shares of AgeX common stock under the Borrower Conversion and Lender Conversion provisions of the Secured Note even if the Borrower Conversion or Lender Conversion, as applicable, would result in (a) Juvenescence receiving additional shares in excess of 19.9% of the AgeX common stock outstanding as of the date of the Secured Note for less than the greater of book value or the applicable tranche market values of AgeX common stock, or (b) Juvenescence owning more than 50% of AgeX outstanding common stock.

2022 Warrants: Upon each draw down of funds under the Secured Note, AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants will be governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants to be issued will be equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price will be the last closing price per share of AgeX common stock on the NYSE American or other national securities exchange preceding the delivery of the notice from AgeX requesting a draw of funds that triggers the obligation to issue 2022 Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading days. The exercise price of the 2022 Warrants will be the applicable Market Price. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

The Warrant Agreement governing the 2022 Warrants contains a “change of control blocker” provision intended to prevent an exercise of 2022 Warrants that would violate the Change in Control Rule. The exercise price of the 2022 Warrants is set with reference to the market price of AgeX common stock so the 20% Rule would have no effect on the exercise of 2022 Warrants. Under the terms of the Secured Note, AgeX has agreed to seek the vote of AgeX stockholders to approve the ability of Juvenescence to exercise its 2022 Warrants if the exercise would cause Juvenescence’s ownership of AgeX common stock to equal or exceed 50% of the outstanding AgeX common stock.

Registration Rights Agreements

AgeX entered into a Registration Rights Agreement and certain amendments to the original agreement, pursuant to which it has agreed to register for sale under the Securities Act all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement and the Secured Note, and shares that they may acquire through the conversion of loans under the 2020 Loan Agreement and the Secured Note, including principal and accrued interest, and the amount of the loan Origination Fee under the Secured Note. AgeX has filed a registration statement on Form S-3, which has become effective under the Securities Act, for offerings on a delayed or continuous basis covering 16,447,500 shares of our common stock held by Juvenescence and 3,248,246 shares of AgeX common stock that may be issued upon the exercise of a portion of the warrants held by Juvenescence. Juvenescence retains the right to require AgeX to register additional shares of common stock that Juvenescence may acquire through the exercise of warrants or the conversion of 2020 Loan Agreement loans, Secured Note loans, and the Origination Fee under the Secured Note. AgeX is obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Director Independence

Gregory H. Bailey, Joanne Hackett, and Michael H. May qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. Annalisa Jenkins who served as director during 2020 also was independent under that standard. Ms. Jenkins’ term as a director expired at our last annual meeting of stockholders on December 29, 2021. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration during the last fiscal year for serving as directors except as disclosed under “Compensation of Directors” in Item 11 of this Report. None of the independent directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

Michael D. West does not qualify as “independent” because he serves as our President and Chief Executive Officer. Gregory H. Bailey does not meet the independence standard for service on the Audit Committee under Exchange Act Rule 10A-3 because he is the Chief Executive Officer of Juvenescence Limited, which is our largest stockholder and beneficially owns approximately 69.45% of our common stock as reflected in the table included in Item 12 to this Report.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) served as our independent registered public accountants from October 2017 until July 15, 2021, and audited our annual financial statements for the fiscal year ended December 31, 2020. During July 2021 OUM combined its practice with WithumSmith+Brown, PC (“Withum”) through a transaction in which certain OUM partners and professional staff joined Withum as partners or employees. As a result of this transaction, on July 15, 2021, OUM resigned as our independent registered public accounting firm, and on July 20, 2021 the Audit Committee of our Board of Directors approved the engagement of Withum as our new independent registered public accounting firm.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2021 and 2020 by Withum and OUM:

	Withum		OUM		Total
	2021	2020	2021	2020	2021	2020
Audit Fees (1)	$267,000	$-	$36,000	$285,000	$303,000	$285,000
Audit Related (2)	-	-	54,000	28,000	54,000	28,000
	$267,000	$-	$90,000	$313,000	$357,000	$313,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, and review of interim financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2021 and 2020, 100% of the fees paid to Withum and OUM were approved by the Audit Committee.

PART IV

Item 15. Financial Statement and Exhibits

(a) Financial Statements.

The following financial statements of AgeX are filed in this Report:

(b) Exhibits.

Exhibit Index

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1#†	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	2.1	8/30/2018

2.2	Agreement and Plan of Merger, dated March 6, 2021, by Atlas Capital Partners Limited, GCLMS Acquisition Corporation, LifeMap Sciences, Inc. and AgeX Therapeutics, Inc.	8-K	001-38519	10.1	3/8/2021

3.1	Certificate of Incorporation of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.1	6/8/2018

3.2	Bylaws of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.2	6/8/2018

4.1	Specimen of Common Stock Certificate AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	4.1	8/30/2018

4.2	Warrant dated August 13, 2019.	10-Q	001-38519	4.1	8/14/2019

4.3	Form of Warrant included in Warrant Agreement dated March 30, 2020.	10-K	001-38519	10.25	3/30/2020

4.4	Form of Warrant included in Warrant Agreement dated February 14, 2022.	8-K	001-38519		2/15/2022

4.5	Description of Securities.	10-K	001-38519	4.3	3/30/2020

10.1#**	Asset Contribution and Separation Agreement dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.1	11/9/2017

10.2#**	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.2	11/9/2017

10.3	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-229432	99.1	1/30/2019

10.4	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement.	S-8	333-229432	99.2	1/30/2019

10.5	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement.	S-8	333-229432	99.3	1/30/2019

10.6	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement.	S-8	333-229432	99.4	1/30/2019

10.7	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement.	S-8	333-229432	99.5	1/30/2019

10.8#	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.7	7/19/2018

10.9	First Amendment, dated November 8, 2017, to License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.8	7/19/2018

10.10#	Sublicense Agreement, dated August 17, 2017, by and among OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.9	7/19/2018

10.11	First Amendment, dated November 8, 2017, to Sublicense Agreement, dated August 17, 2017, between OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.1	7/19/2018

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.12#	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.11	7/19/2018

10.13	Employee Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.13	7/19/2018

10.14	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017.	10-12(b)	001-38519	10.17	6/8/2018

10.15	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.15	7/19/2018

10.16	Form of Registration Rights Agreement.	10-12(b) A-1	001-38519	10.16	7/19/2018

10.17#	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.17	7/19/2018

10.18	Employment Agreement, by and between AgeX Therapeutics, Inc. and Michael D. West, dated October 18, 2018.	10-12(b) A-3	001-38519	10.19	10/22/2018

10.19	Loan Facility Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.1	8/14/2019

10.20	Warrant Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant.	10-Q	001-38519	10.2	8/14/2019

10.21	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.3	8/14/2019

10.22	Secured Convertible Facility Agreement, dated March 30, 2020, by and among AgeX Therapeutics, Inc., ReCyte Therapeutics, Inc., Reverse Bioengineering, Inc., and Juvenescence Limited.	10-K	001-38519	10.24	3/30/2020

10.23	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant.	10-K	001-38519	10.25	3/30/2020

10.24	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-K	001-38519	10.26	3/30/2020

10.25	Asset Employment Agreement, by and between AgeX Therapeutics, Inc. and Andrea E. Park, dated May 15, 2020.	10-Q	001-38519	10.3	8/14/2020

10.26	First Amendment to Secured Convertible Facility Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.1	8/14/2020

10.27	First Amendment to Warrant Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant.	10-Q	001-38519	10.2	8/14/2020

10.28	Second Amendment to Secured Convertible Facility Agreement, dated November 12, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.1	11/16/2020

10.29	Amendment No. 1 to Loan Facility Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	2/11/2021

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.30	Amendment No. 2 to Registration Rights Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/11/2021

10.31	Amendment No. 2 to Loan Facility Agreement, dated November 8, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	11/9/2021

10.32	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-261997	99.1	1/4/2022

10.33†	Secured Note dated February 14, 2022, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	2/15/2022

10.34†	Security Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/15/2022

10.35	Warrant Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.3	2/15/2022

10.36	Amendment No. 3 to Registration Rights Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.4	2/15/2022

21.1*	List of Subsidiaries

23.1*	Consent of WithumSmith+Brown, PC

23.2*	Consent of OUM & Co. LLP

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certification

101*	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Incorporated by reference to Lineage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2022.

AGEX THERAPEUTICS, INC.

By:	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Signature	Title	Date

/s/ Michael D. West	President and Chief Executive Officer and Director	March 29, 2022
MICHAEL D. WEST	(Principal Executive Officer)

/s/ Andrea E. Park	Chief Financial Officer	March 29, 2022
ANDREA E. PARK	(Principal Financial and Accounting Officer)

/s/ Gregory H. Bailey	Director	March 29, 2022
GREGORY H. BAILEY

/s/ Michael H. May	Director	March 29, 2022
MICHAEL H. MAY

/s/ Joanne M. Hackett	Director	March 29, 2022
JOANNE M. HACKETT

