Form 10-Q
period 2022-03-31
AgeX Therapeutics, Inc.
filed 2022-05-13
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares common stock outstanding as of May 6, 2022 was 37,943,064, par value $0.0001 per share.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 31, 2022. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AgeX’s consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at March 31, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day.

The deconsolidation of LifeMap Sciences is also referred to as the “LifeMap Deconsolidation” in this Report.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1.	Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$448	$584
Accounts and grants receivable, net	-	25
Prepaid expenses and other current assets	1,381	1,625
Total current assets	1,829	2,234

Deposits	50	50
Intangible assets, net	837	870
TOTAL ASSETS	$2,716	$3,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,097	$771
Loan due to Juvenescence, net of debt issuance cost, current portion	6,657	7,140
Related party payables, net	69	70
Warrant liability	1,615	-
Insurance premium liability and other current liabilities	661	986
Total current liabilities	10,099	8,967

Loan due to Juvenescence, net of debt issuance cost, net of current portion	4,208	6,062
TOTAL LIABILITIES	14,307	15,029

Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; and 37,943 and 37,941 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	96,903	93,912
Accumulated deficit	(108,454)	(105,748)
AgeX Therapeutics, Inc. stockholders’ deficit	(11,547)	(11,832)
Noncontrolling interest	(44)	(43)
Total stockholders’ deficit	(11,591)	(11,875)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,716	$3,154

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
REVENUES:
Grant revenues	$-	$46
Other revenues	5	10
Total revenues	5	56

Cost of sales	(1)	(3)

Gross profit	4	53

OPERATING EXPENSES:
Research and development	396	324
General and administrative	1,660	2,022
Total operating expenses	2,056	2,346

Gain on deconsolidation of LifeMap Sciences (Note 3)	-	106

Loss from operations	(2,052)	(2,187)

OTHER INCOME (EXPENSE), NET:
Interest expense, net	(571)	(243)
Other income (expense), net	(84)	437
Total other income (expense), net	(655)	194

NET LOSS FROM CONTINUING OPERATIONS	(2,707)	(1,993)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 3)	-	(103)

NET LOSS	(2,707)	(2,096)
Net loss attributable to noncontrolling interest from continuing operations	1	1
Net loss attributable to noncontrolling interest from discontinued operations	-	7

NET LOSS ATTRIBUTABLE TO AGEX	$(2,706)	$(2,088)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.07)	$(0.05)
Discontinued operations	-	(0.01)
	$(0.07)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,942	37,729

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(2,706)	$(1,992)
Loss from discontinued operations	-	(96)
NET LOSS ATTRIBUTABLE TO AGEX	$(2,706)	$(2,088)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
NET LOSS	$(2,707)	$(2,096)
Other comprehensive expense, net of tax:
Foreign currency translation adjustments from discontinued operations	-	(143)
COMPREHENSIVE LOSS	(2,707)	(2,239)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	1	1
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations	-	7
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,706)	$(2,231)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(2,706)	$(1,992)
Net loss attributable to noncontrolling interest	(1)	(1)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (Note 3)	-	(106)
Gain on extinguishment of debt (Paycheck Protection Program Loan)	-	(437)
Unrealized loss on change in fair value of warrants	87	-
Amortization of intangible assets	33	33
Amortization of debt issuance cost	544	267
Stock-based compensation	239	178
Changes in operating assets and liabilities:
Accounts and grants receivable, net	25	105
Prepaid expenses and other current assets	243	117
Accounts payable and accrued liabilities	207	(346)
Related party payables	19	-
Insurance premium liability	(325)	(304)
Other current liabilities	(1)	(54)
Net cash used in operating activities from continuing operations	(1,636)	(2,540)
Net cash used in operating activities from discontinued operations (Note 3)	-	(90)
Net cash used in operating activities	(1,636)	(2,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences (Note 3)	-	466
Partial collection on loan due from LifeMap Sciences	-	250
Net cash provided by investing activities from continuing operations	-	716
Deconsolidation of cash and cash equivalents from discontinued operations (Note 3)	-	(50)
Net cash provided by investing activities	-	666

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facilities from Juvenescence	1,500	2,000
Proceeds from the issuance of common stock	-	496
Net cash provided by financing activities from continuing operations	1,500	2,496
Partial payment on loan due to AgeX from discontinued operations (Note 3)	-	(250)
Net cash provided by financing activities	1,500	2,246

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(136)	282

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	634	577
At end of the period	$498	$859

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

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder Juvenescence Limited (“Juvenescence”) and sales of its common stock. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $108.5 million as of March 31, 2022. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.4 million as of March 31, 2022 plus the loan facilities provided by Juvenescence to advance up to an additional $5.0 million to AgeX as of March 31, 2022 as discussed in Note 5, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

Staff Reductions and Elimination of Laboratory Facilities Lease

During April 2020, AgeX initiated staff layoffs that affected most of its research and development personnel. The staff reductions followed AgeX’s strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and the conditions in the capital markets at that time resulting from the COVID-19 pandemic.

Following the staff reductions, AgeX subleased out a significant portion of its leased laboratory space and did not renew its lease or enter into a new lease for a replacement facility when its lease expired on December 31, 2020. Instead, AgeX entered into a lease for a smaller office only space commencing January 1, 2021.

Liquidity and Impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. Although AgeX has been able to reduce its operating expenses by eliminating internal research and development activities and focusing instead on out-sourcing research and development and seeking licensing arrangements for AgeX technologies, this approach has also made it more difficult for AgeX to make progress in developing its target product candidates and technologies, which in turn may make it more difficult for AgeX to raise capital. The availability of financing also may be adversely impacted by the COVID-19 pandemic which could depress national and international economies and disrupt capital markets, supply chains, and aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

AgeX’s condensed consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at March 31, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

AgeX’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day.

AgeX has two operating subsidiaries, Reverse Bioengineering, Inc. (“Reverse Bio”) and ReCyte Therapeutics, Inc. (“ReCyte”). Reverse Bio is a wholly owned subsidiary of AgeX. AgeX plans to finance its iTRTM research and development through Reverse Bio. To the extent that such financing is obtained through the sale of capital stock or other equity securities to investors or other biopharma companies by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Fair value measurements of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the financial statement presentation date.

The carrying value of cash equivalents, accounts receivable and accounts payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest. Fair values for the AgeX’s warrant liabilities are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

The following table summarizes fair value measurements by level as of March 31, 2022 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$1,615	$1,615

There were no warrant liabilities as of December 31, 2021.

In determining fair value, AgeX utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, AgeX has no financial assets recorded at fair value on a recurring basis, except for cash and cash equivalents primarily consisting of money market funds. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input.

The carrying amounts of accounts receivable, net, prepaid expenses and other current assets, related party amounts due to affiliates, accounts payable, accrued liabilities and other current liabilities approximate fair values because of the short-term nature of these items.

The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Fair value estimates are reviewed at the origination date and again at each applicable measurement date and interim or annual financial reporting dates, as applicable for the financial instrument, and are based upon certain market assumptions and pertinent information available to management at those times.

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6 “Warrant Liability”. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date.

Restricted cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$448	$584
Restricted cash included in deposits	50	50
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$498	$634

Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All restricted cash was included in deposits in the condensed consolidated balance sheets.

Leases

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

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of March 31, 2022. See Notes 5 and 6 for additional information regarding warrants.

Revenue recognition

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

For the three months ended March 31, 2021, LifeMap Sciences recognized $267,000 in subscription and advertisement revenues which are included in operating loss from discontinued operations. The LifeMap Sciences revenues for the three months ended March 31, 2021 are for revenues earned through March 15, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3 for further information on the disposition and deconsolidation of LifeMap Sciences.

Grant revenues – AgeX accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements. At the inception of the grant, we perform an assessment as to whether the grant is a liability or a contract to perform research and development services for others. If AgeX or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then AgeX is required to estimate and recognize that liability. Alternatively, if AgeX or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

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

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the National Institutes of Health (“NIH”). The NIH grant provided funding for continued development of AgeX’s technologies for treating stroke. The grant funds were made available by the NIH to AgeX as allowable expenses are incurred. For the three months ended March 31 2021, AgeX incurred approximately $46,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. AgeX recognized no grant revenues for the three months ended March 31, 2022 as AgeX had expended the full amount available under this grant as of December 31, 2021.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of March 31, 2022 and December 31, 2021, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three months ended March 31, 2022 and 2021, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	3,392	2,851
Warrants (1)	6,384	3,431
Restricted stock units	15	27

(1)	As of March 31, 2022 and 2021, AgeX issued Juvenescence warrants to purchase 9,051,431 and 3,512,098 shares, respectively, of AgeX common stock as consideration for the loan agreements discussed in Note 5.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to current year presentation in the investing and financing activities section in the condensed consolidated statement of cash flows. Certain financial information is presented on a rounded basis, which may cause minor differences.

Recently adopted accounting pronouncement

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment in this update addresses how an issuer should account for modifications made to equity-classified written call options. The guidance in the standard requires the issuer to treat a modification of an equity-classified call option that does not cause the instrument to become liability-classified as an exchange of the original call option for a new call option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the call option or as termination of the original call option and issuance of a new call option. The Emerging Issues Task Force (EITF) concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. Amendments in the new standard are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. AgeX adopted this standard as of January 1, 2022 and it did not have a material impact on the condensed consolidated interim financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments are effective for all entities within their scope, which excludes not-for-profit entities and employee benefit plans, for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendment is permitted. AgeX adopted this standard as of January 1, 2022 and it did not have a material impact on the condensed consolidated interim financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act but does not expect it to have a material impact to its tax provision or its condensed consolidated financial statements. As described in Note 11, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act, the repayment of which was forgiven in February 2021.

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

The results of operations and cash flows for LifeMap Sciences are reported as discontinued operations under U.S. GAAP in accordance with ASC 205-20 Discontinued Operations for all periods presented in our consolidated financial statements. AgeX will not have any continuing involvement in LifeMap Sciences subsequent to the consummation of the merger on March 15, 2021. The following table presents the operating results of LifeMap Sciences that have been treated as discontinued operations for the periods presented (unaudited and in thousands):

Three Months Ended
March 31, 2021
Net revenues	$277
Costs, operating and other expenses	(380)
Loss from discontinued operations	(103)
Net loss from discontinued operations attributable to noncontrolling interest	7
Loss from discontinued operations (1)	$(96)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement. The gain on the sale of LifeMap Sciences is presented in the line item Gain on deconsolidation of LifeMap Sciences. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the three month periods ending March 31, 2021.

Deconsolidation

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Effective March 15, 2021, AgeX deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from those of AgeX under U.S. GAAP ASC 810-10-40-4 Deconsolidation of a Subsidiary or Derecognition of a Group of Assets due to the disposition of LifeMap Sciences on that date.

AgeX’s consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at March 31, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 include LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the LifeMap Deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day.

AgeX recognized a gain of $106,000 from the LifeMap Deconsolidation. The sale of LifeMap Sciences was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

4. Selected Balance Sheet Components

Intangible assets, net

At March 31, 2022 and December 31, 2021, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	March 31, 2022 (unaudited)	December 31, 2021
Intangible assets	$1,312	$1,312
Accumulated amortization	(475)	(442)
Total intangible assets, net	$837	$870

AgeX recognized $33,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended March 31, 2022 and 2021. Amortization expense of intangible assets for discontinued operations for the three months ended March 31, 2021 amounted to $89,000. See Note 3 for discussion of discontinued operations.

Amortization of intangible assets for periods subsequent to March 31, 2022 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022	$98
2023	131
2024	131
2025	132
Thereafter	345
Total	$837

Accounts payable and accrued liabilities

At March 31, 2022 and December 31, 2021, accounts payable and accrued liabilities were comprised of the following (in thousands):

	March 31, 2022 (unaudited)	December 31, 2021
Accounts payable	$501	$193
Accrued compensation	178	212
Accrued vendors and other expenses	$418	366
Total accounts payable and accrued liabilities	$1,097	$771

5. Related Party Transactions

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement. The First Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 (the “Extended Repayment Date”) and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 (the “Second Amendment”) to the 2019 Loan Agreement. The Second Amendment increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. In lieu of accrued interest, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000, concurrently with the first draw down of funds under the 2019 Loan Agreement. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See discussion regarding 2022 Secured Convertible Promissory Note within this Note 5.

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

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit for a period of 18 months. In lieu of accrued interest, AgeX issued to Juvenescence 28,500 shares of AgeX common stock when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”). The number of 2020 Warrants issued was determined by the warrant formula described below. The repayment date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023. Events of Default under the 2020 Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2020 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2020 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the 2020 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2020 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2020 Loan Agreement, (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2020 Loan Agreement; (x) AgeX or a designated subsidiary sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of their assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (xi) AgeX or a designated subsidiary contests the validity of its obligations under the 2020 Loan Agreement or other related agreement with Juvenescence, (xii) any representation, warranty, or other statement made by AgeX or a designated subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (xiii) AgeX or a designated subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Through March 31, 2022, AgeX had drawn the full $8.0 million line of credit. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on March 30, 2023.

Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of March 31, 2022, AgeX had issued to Juvenescence 2020 Warrants to purchase 3,670,663 shares of AgeX common stock. The exercise prices of the 2020 Warrants issued through March 31, 2022 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence has agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to pay the outstanding principal and the loan origination fees under its 2019 Loan Agreement with Juvenescence. The remaining $5 million of the line of credit may be drawn down from time to time over the next 12 months subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024 (the “Repayment Date”).

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

2022 Warrants – Upon each draw down of funds under the Secured Note, AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants will be governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants to be issued will be equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price will be the last closing price per share of AgeX common stock on the NYSE American or other national securities exchange preceding the delivery of the notice from AgeX requesting a draw of funds that triggers the obligation to issue 2022 Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading days. The exercise price of the 2022 Warrants will be the applicable Market Price. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

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

As of March 31, 2022, AgeX had issued to Juvenescence 2022 Warrants to purchase 5,230,768 shares of AgeX common stock. The exercise price of the 2022 Warrants issued is $0.78 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Conversion of Loan Amounts to Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid Origination Fees (collectively the “Outstanding Amount”) into AgeX common stock or “units” (a “Borrower Conversion”) if AgeX consummates a “Qualified Offering” which means a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10 million. The conversion price per share or units shall be the lowest price at which shares or units are sold in the Qualified Offering before deducting underwriting commissions and discounts, placement agent commissions and fees, and other expenses of the Qualified Offering. In the case of sales of shares of common stock by AgeX from time to time in an “at the market offering” a Qualified Offering shall be deemed to have occurred if and when such proceeds of the sales reaches $10 million.

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

Default Provisions – The Outstanding Amount may become immediately due and payable prior to the Repayment Date if an Event of Default as defined in the Secured Note occurs. Events of Default under the Secured Note include: (a) AgeX fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the Secured Note, (b) AgeX fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the Secured Note or the Security Agreement described below or any other agreement executed in connection with the Secured Note (the “Loan Documents”) and the failure is not remedied within three business days; (c) AgeX fails to perform any of its covenants or obligations or fail to satisfy any of the conditions under the Secured Note or any other Loan Document and, such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to AgeX and (ii) actual knowledge of the failure by senior officers of AgeX; (d) if any indebtedness of AgeX in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of AgeX in excess of $25,000 is not paid on its due date; (e) AgeX stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of AgeX and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for AgeX or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for AgeX to perform all or any of its obligations under the Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable AgeX to comply with its obligations under the Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes AgeX or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the Secured Note; (j) AgeX, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of the AgeX’s business, could not reasonably be expected to have a material adverse effect and does not result from AgeX’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall be contested by AgeX or a subsidiary, (iv) AgeX shall assert that its obligations under the Secured Note or any other Loan Document shall be invalid or unenforceable, or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of AgeX and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX to perform any of its obligations under the Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by AgeX in the Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Restrictive Covenants – The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15 million in debt or equity financing within 12 months from the date of the Secured Note; (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

Security Agreement – AgeX has entered into a Security Agreement granting Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default occurs, Juvenescence will have the right to foreclose on the assets pledged as collateral.

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

AgeX entered into an amendment to its Registration Rights Agreement with Juvenescence to include the 2022 Warrants and underlying shares and any shares issuable upon the conversion of the Secured Note into common stock as registrable securities under the Registration Rights Agreement. As of March 31, 2022, AgeX issued 2022 Warrants to purchase 5,230,768 shares of AgeX common stock.

Related party payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of March 31, 2022 and December 31, 2021, AgeX had approximately $69,000 and $70,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

6. Warrant Liability

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, Distinguishing Liabilities from Equity, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP.

As a condition of each amount drawn from the $13,160,000 Secured Note, on receipt of each amount drawn AgeX shall grant to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price is based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice. (See Note 5)

Given AgeX’s history, it is AgeX’s judgement that it is more-likely-than-not that AgeX will utilize the full credit available under the Secured Note and accordingly warrants will be issued for each of the advances made within the credit availability period consisting of the 12 month period starting February 14, 2022. After all relevant assessments, AgeX determined that the warrants issued under the Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, the number of warrants that would have been issued if the $13,160,000 was drawn in full is measured at the inception date at fair value and recognized as a warrant liability on the balance sheet, adjusted for the fair value of warrants actually issued upon each advance, and subsequently the number of warrants that may be issued for the remaining credit available is re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception, date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Inception Date 14-Feb-22	Issuance Date 14-Feb-22	Issuance Date 15-Feb-22	Period Ended 31-Mar-22
Exercise Price (1)	$0.780	$0.780	$0.780	$0.940
Warrant Expiration Date (2)	13-Feb-25	13-Feb-25	14-Feb-25	30-Mar-25
Stock Price (3)	$0.691	$0.691	$0.747	$0.854
Interest Rate (annual) (4)	1.80%	1.80%	1.80%	2.45%
Volatility (annual) (5)	122.99%	122.99%	123.28%	123.28%
Time to Maturity (Years)	3	3	3	3
Calculated fair value per share	$0.486	$0.486	$0.535	$0.607

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the one day prior to the debt inception date and each presented period ending date and also the market closing price of AgeX’s common stock on the NYSE American one day preceding the delivery of the relevant drawdown notice in accordance with terms per the Secured Note.

(2)	Warrants are exercisable over a three-year period from each issuance date which is also used as of inception date and as of each period end date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX Therapeutics, Inc. as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Amount				Fair Value	Fair Value
Warrant Liability	(in thousands)		Warrants		per Share	(in thousands)
Fair value as of period ending 1/1/2022	$-		-		-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	8,435,897	(3)	$0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(2)	(4,589,743	)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(2)	(641,025	)(4)	0.5349	(343)
Unrealized loss on change in fair value of warrants	-		-		-	87
Fair value as of period ending 3/31/2022	$5,000	(1)	2,659,574	(3)	$0.6072	$1,615

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date.

(2)	Amount of drawdown as of each date presented.

(3)	Number of warrants issuable if the amount of credit available were drawn for measurement as of inception date and subsequently for remeasurement as of each period end date.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of each date presented.

During the three months ended March 31, 2022 AgeX recorded a loss on changes in fair value of warrant liability of $87,000. There were no warrant liabilities or corresponding changes in valuation during the same period in 2021.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and AgeX’s stock prices and historical volatility as inputs. During the three months ended March 31, 2022, none of the warrants issued were exercised.

7. Stockholders’ Deficit

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At March 31, 2022 and December 31, 2021, there were 37,943,064 and 37,941,220 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $8,160,000 initial drawdown received in February 2022 under the Secured Note, AgeX issued to Juvenescence 2022 Warrants to purchase 5,230,768 shares of AgeX common stock. See Note 5.

Through March 31, 2022, as consideration for $8.0 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,670,663 shares of AgeX common stock. See Note 5.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. During the three months ended March 31, 2022 and 2021, AgeX raised nil and approximately $496,000, respectively, in gross proceeds through the sale of shares of common stock under the ATM.

Reconciliation of Changes in Stockholders’ Deficit

The following tables provide the activity in stockholders’ deficit for the three months ended March 31, 2022 and 2021 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$-	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Fair value of liability classified warrants on date of inception	-	-	2,575	-	-	-	2,575
Fair value of warrants issued
Fair value of warrants issued	-	-	178	-	-	-	178
Stock-based compensation	-	-	239	-	-	-	239
Net loss	-	-	-	(2,706)	(1)	-	(2,707)
BALANCE AT MARCH 31, 2022	37,943	$4	$96,903	$(108,454)	$(44)	$-	$(11,591)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)
Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(3)	-	-	-	(3)
Fair value of warrants issued	-	-	757	-	-	-	757
Stock-based compensation	-	-	182	-	-	-	182
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(2,088)	(8)	-	(2,096)
BALANCE AT MARCH 31, 2021	37,935	$4	$93,095	$(99,161)	$(41)	$-	$(6,103)

8. Stock-Based Awards

Equity Incentive Plan Awards

AgeX has an Equity Incentive Plan (the “Plan”) under which a maximum of 4,500,000 shares of common stock are available for the grant of stock options, the sale of restricted stock, the settlement of restricted stock units, and the grant of stock appreciation rights. The Plan also permits AgeX to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	1,035	3,365	16	$2.32
Options granted	(95)	95	-	0.80
Options forfeited, cancelled or expired	182	(182)	-	3.01
Restricted stock units vested	-	-	(3)	-
March 31, 2022	1,122	3,278	13	$2.24
Options exercisable at March 31, 2022		2,534		$2.41

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. No stock options were granted under the Plan during the three months ended March 31 2021.

Three Months Ended March 31, 2022
Grant Price	$0.798
Market Price	$0.798
Expected life (in years)	5.52
Volatility	130.96%
Risk-free interest rates	1.62%
Dividend yield	-%

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$9	$16
General and administrative	230	162
Total stock-based compensation expense – continued operations	$239	$178

Stock-based compensation expense recognized under discontinued operations for the three months ended March 31, 2021 amounted to $4,000. See Note 3.

9. Income Taxes

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the three months ended March 31, 2022, there was no income or loss related to foreign activity as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three months ended March 31, 2022, AgeX experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the three months ended March 31, 2022.

The sale of LifeMap Sciences in 2021 was a taxable transaction to AgeX, however no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

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

10. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$7	$7
Issuance of common stock upon vesting of restricted stock units (Note 7)	$6	$6
Issuance of warrants for debt issuance	$178	$757
Fair value of warrants that may be issued under the Secured Note at inception date (Note 6)	$4,103	$-
Debt refinanced with new debt (Note 5)	$7,160	$-

11. Commitments and Contingencies

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California following the December 31, 2020 expiration of the lease at 965 Atlantic Avenue, Alameda, California. AgeX’s new office occupies 135 square feet of leased space in a building located in an office and research park. Base monthly rent was $947 for the first one year lease term. In September 2021, AgeX extended its office lease for another year, effective January 1, 2022, at a monthly rent of $1,074. The lease also includes office furniture rental, janitorial services, utilities, and internet service.

ASC 842

For the office lease, AgeX has elected to not apply the recognition requirements under ASC 842 as lease cost on a straight-line basis over the lease term because the amount of the lease payments is not deemed material.

There were no future minimum lease commitments as of March 31, 2022.

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

On November 17, 2021, we received a second deficiency letter (2021 Deficiency Letter) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide in that we have stockholders equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years, and that we have stockholders equity of less than $4,000,000 and have incurred losses from continuing operations and/or net losses during three out of four of our most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the 2021 Deficiency Letter AgeX provided the Exchange staff with an updated plan (the “2021 Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards by June 17, 2023. We submitted the 2021 Plan on December 16, 2021, which the Exchange staff accepted. The Exchange staff will review AgeX’s compliance with the Plan on a quarterly basis and if AgeX does not show progress consistent with the 2021 Plan or is not in compliance with the Exchange’s continued listing standards by June 17, 2023, the Exchange will commence delisting procedures.

AgeX intends to make arrangements to have its common stock quoted on an interdealer quotation system if its common stock is delisted from the Exchange.

12. Subsequent Events

On April 4, 2022, AgeX borrowed an additional $1 million under the Secured Note. AgeX has now borrowed $9,160,000 of the line of credit under the Secured Note. The remaining $4 million of the line of credit may be drawn down from time to time through the first anniversary date subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024.

In connection with AgeX’s April 4, 2022 draw of loan funds under the Secured Note AgeX issued to Juvenescence warrants to purchase 568,440 shares of AgeX common stock at an exercise price of $0.880 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While AgeX may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the AgeX estimates change and readers should not rely on those forward-looking statements as representing AgeX views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and AgeX can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of AgeX. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K for the year ended December 31, 2021, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with AgeX’s condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

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

Comparison of Three Months Ended March 31, 2022 and 2021

Revenues and Cost of Sales

During the three months ended March 31, 2021, we recognized income of approximately $46,000 from a grant awarded by the NIH. During the three months ended March 31, 2022 we did not recognize any grant revenues as we had expended the full amount available under the grant as of December 31, 2021.

Operating Expenses

We continue to maintain a minimal work force since the May 1, 2020 reduction in force primarily reducing our research and development personnel. The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$396	$324	$72	22.2%
General and administrative expenses	1,660	2,022	(362)	(17.9%)

Research and development expenses

Research and development expenses increased by approximately $0.1 million to $0.4 million during the three months ended March 31, 2022 from $0.3 million during the same period in 2021. The net increase was primarily attributable to $0.1 million in scientific consulting, outside research and service expenses under a sponsored research agreement with a university.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 decreased by $0.3 million to $1.7 million as compared to $2.0 million during the same period in 2021. The net decrease is primarily attributable to decreases of $0.3 million in professional fees for legal services and $0.2 million for consulting expenses. These decreases were offset to some extent by a $0.1 million increase in noncash stock-based compensation expense to consultants and directors and $0.1 million in insurance expense and certain non-recurring general office expenses incurred in 2022.

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

Other income (expense), net

Other expense, net in 2022 consists primarily of $544,000 amortization of deferred debt cost to interest expense, of $20,000 other debt related expenses included in interest expense and $87,000 unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note. See Notes 5 and 6 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants. Other income, net in 2021 consists primarily of $437,000 from forgiveness of our PPP Loan including accrued interest on February 19, 2021, offset by approximately $267,000 of amortization of deferred debt cost to interest expense.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the three months ended March 31, 2022, there was no income or loss related to foreign activities as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three months ended March 31, 2022, AgeX experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the three months ended March 31, 2022.

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

For years beginning after December 31, 2021, the 2017 Tax Act requires companies to capitalize their research and experimentation expenditures as defined under Section 174 and amortize those expenditures on a straight-line bases over a period of 5 years. Previously AgeX was able to immediately expense such costs. It is possible that Congress will defer or eliminate the ultimate implementation of this provision. AgeX has sufficient federal net operation loss carryforwards to offset the impact of this provision.

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $108.5 million as of March 31, 2022. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility, that will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the Secured Note, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital Markets, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of March 31, 2022, we had borrowed a total of $8.0 million under the 2020 Loan Agreement and $8.2 million under the Secured Note. The Secured Note and the 2020 Loan Agreement prohibit us and our subsidiaries ReCyte and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow fund through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15 million in debt or equity capital by February 14, 2023. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations under the Secured Note. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued or issuable to Juvenescence in connection with the loans made to us could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

We may sell up to $12.1 million of additional shares of common shares in “at-the-market” transactions through a Sales Agreement with Chardan. The actual market value of common shares that we may sell in any 12 month period will be limited to one-third of aggregate market value of our common shares held by shareholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. We do not have any other committed sources of funds for additional financing.

Although AgeX has been able to reduce its operating expenses by eliminating internal research and development activities and focusing instead on out-sourcing research and development and seeking licensing arrangements for AgeX technologies, this approach has also made it more difficult for AgeX to make progress in developing its target product candidates and technologies, which in turn may make it more difficult for AgeX to raise capital.

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

Cash used in operating activities

During the three months ended March 31, 2022, our total research and development expenses were $0.4 million and our general and administrative expenditures were $1.7 million. Net loss attributable to us for the three months ended March 31, 2022 amounted to $2.7 million. Net cash used in operating activities from continuing operations during this period amounted to $1.6 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the three months ended March 31, 2022 was primarily attributable to $0.3 million payment of financed insurance premium liability. These amounts were offset to some extent by $0.6 million in amortization of intangible assets and deferred debt issuance costs, $0.5 million net change in working capital from operating activities, $0.2 million in stock-based compensation expense and $0.1 million loss on change in fair value of warrants. See Notes 5 and 6 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Cash provided by (used in) investing activities

During the three months ended March 31, 2022, AgeX had no investing activities.

Cash provided by financing activities

During the three months ended March 31, 2022, net cash provided by financing activities from continuing operations amounted to $1.5 million, which was attributable to the $8.7 million drawn against the $13.2 million available under the Secured Note entered into with Juvenescence in February 2022 of which $7.2 million was applied against the 2019 Loan Agreement, as amended. See Note 5 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2021 Form 10-K, except as follows:

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our loan agreements with Juvenescence, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $108.5 million as of March 31, 2022. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

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

The Registration Statement also includes 19,695,746 shares of AgeX common stock registered for sale for the account of Juvenescence. Those shares are not part of the ATM Offering. Juvenescence has informed us that they did not sell any of the shares registered for their account during the three months ended March 31, 2022.

We did not sell any shares of common stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, we sold 242,200 shares of common stock in the ATM Offering through the Sales Agreement for approximately $496,000 of gross proceeds. The net proceeds from the sale of shares in the ATM Offering during the period were approximately $480,790 after deducting the expenses of the ATM Offering shown in the following table that provides certain information with regard to the fees and expenses we incurred during the period commencing on the effective date of the Registration Statement and ending on March 31, 2021 in connection with the ATM Offering.

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

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

3.2	Bylaws (Incorporated by reference to AgeX Therapeutics, Inc.’s Form 10-12(b) filed with the Securities and Exchange Commission on June 8, 2018)

4.1	Form of Warrant included in Warrant Agreement dated February 14, 2022 (Incorporated by referenced to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2022).

10.1	Secured Note dated February 14, 2022, executed by AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by referenced to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2022).†

10.2	Security Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by referenced to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2022).†

10.3	Warrant Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by referenced to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2022)

10.4	Amendment No. 3 to Registration Rights Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited (Incorporated by referenced to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2022)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: May 13, 2022	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 13, 2022	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

