Form 10-Q
period 2022-06-30
AgeX Therapeutics, Inc.
filed 2022-08-12
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares common stock outstanding as of August 05, 2022 was 37,945,108 , par value $0.0001 per share.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 29, 2022. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AgeX’s consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at June 30, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

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

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$702	$584
Accounts and grants receivable, net	12	25
Prepaid expenses and other current assets	1,011	1,625
Total current assets	1,725	2,234

Deposits	50	50
Intangible assets, net	804	870
TOTAL ASSETS	$2,579	$3,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$682	$771
Loan due to Juvenescence, net of debt issuance costs, current portion	6,968	7,140
Related party payables, net	69	70
Warrant liability	1,033	-
Insurance premium liability and other current liabilities	333	986
Total current liabilities	9,085	8,967

Loan due to Juvenescence, net of debt issuance costs, net of current portion	6,756	6,062
TOTAL LIABILITIES	15,841	15,029

Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; and 37,945 and 37,941 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	97,850	93,912
Accumulated deficit	(111,072)	(105,748)
AgeX Therapeutics, Inc. stockholders’ deficit	(13,218)	(11,832)
Noncontrolling interest	(44)	(43)
Total stockholders’ deficit	(13,262)	(11,875)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,579	$3,154

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
REVENUES
Grant revenues	$-	$11	$-	$57
Other revenues	12	26	17	36
Total revenues	12	37	17	93

Cost of sales	6	13	7	16

Gross profit	6	24	10	77

OPERATING EXPENSES
Research and development	259	481	655	805
General and administrative	1,338	1,748	2,998	3,770
Total operating expenses	1,597	2,229	3,653	4,575

Gain on deconsolidation of LifeMap Sciences (Note 3)	-	-	-	106

Loss from operations	(1,591)	(2,205)	(3,643)	(4,392)

OTHER EXPENSE, NET:
Interest expense, net	(863)	(274)	(1,434)	(517)
Unrealized loss on change in fair value of warrants (Note 6)	(168)	-	(255)	-
Other income, net	4	4	7	441
Total other expense, net	(1,027)	(270)	(1,682)	(76)

NET LOSS FROM CONTINUING OPERATIONS	(2,618)	(2,475)	(5,325)	(4,468)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 3)	-	-	-	(103)

NET LOSS	(2,618)	(2,475)	(5,325)	(4,571)
Net loss attributable to noncontrolling interest from continuing operations	-	1	1	2
Net loss attributable to noncontrolling interest from discontinued operations	-	-	-	7

NET LOSS ATTRIBUTABLE TO AGEX	$(2,618)	$(2,474)	$(5,324)	$(4,562)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.07)	$(0.07)	(0.14)	(0.12)
Discontinued operations	-	-	-	-
	$(0.07)	$(0.07)	$(0.14)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,943	37,936	37,943	37,833

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(2,618)	$(2,474)	$(5,324)	$(4,466)
Loss from discontinued operations	-	-	-	(96)
NET LOSS ATTRIBUTABLE TO AGEX	$(2,618)	$(2,474)	$(5,324)	$(4,562)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
NET LOSS	$(2,618)	$(2,475)	$(5,325)	$(4,571)
Other comprehensive expense, net of tax:
Foreign currency translation adjustments from discontinued operations	-	-	-	(143)
COMPREHENSIVE LOSS	(2,618)	(2,475)	(5,325)	(4,714)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	-	1	1	2
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations	-	-	-	7
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,618)	$(2,474)	$(5,324)	$(4,705)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX from continuing operations	$(5,324)	$(4,466)
Net loss attributable to noncontrolling interest	(1)	(2)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (Note 3)	-	(106)
Gain on extinguishment of debt (Paycheck Protection Program Loan)	-	(437)
Unrealized loss on change in fair value of warrants (Note 6)	255	-
Amortization of intangible assets	66	66
Amortization of debt issuance costs	1,355	537
Stock-based compensation	437	464
Changes in operating assets and liabilities:
Accounts and grants receivable, net	13	142
Prepaid expenses and other current assets	614	472
Accounts payable and accrued liabilities	(207)	(242)
Related party payables	65	25
Insurance premium liability	(653)	(611)
Other current liabilities	(2)	(76)
Net cash used in operating activities from continuing operations	(3,382)	(4,234)
Net cash used in operating activities from discontinued operations (Note 3)	-	(90)
Net cash used in operating activities	(3,382)	(4,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences (Note 3)	-	466
Partial collection on loan due from LifeMap Sciences	-	250
Net cash provided by investing activities from continuing operations	-	716
Deconsolidation of cash and cash equivalents from discontinued operations (Note 3)	-	(50)
Net cash provided by investing activities	-	666

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facilities from Juvenescence	3,500	3,500
Proceeds from the issuance of common stock	-	496
Net cash provided by financing activities from continuing operations	3,500	3,996
Partial payment on loan due to AgeX from discontinued operations (Note 3)	-	(250)
Net cash provided by financing activities	3,500	3,746

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	118	88

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	634	577
At end of the period	$752	$665

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

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder Juvenescence Limited (“Juvenescence”) and sales of its common stock. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $111.1 million as of June 30, 2022. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.7 million as of June 30, 2022 plus the loan facilities provided by Juvenescence to advance up to an additional $3.0 million to AgeX as of June 30, 2022 as discussed in Note 5, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

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

AgeX’s condensed consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at June 30, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See Note 6 for discussion on estimated unrealized loss on change in fair value of warrant liability.

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

The following table summarizes fair value measurements by level as of June 30, 2022 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$1,033	$1,033

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

Restricted cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	June 30,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$702	$584
Restricted cash included in deposits	50	50
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$752	$634

Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All restricted cash was included in deposits in the condensed consolidated balance sheets.

Leases

AgeX accounts for leases in accordance with ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting AgeX: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method. AgeX management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, AgeX continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, and as applicable, AgeX accounts for the lease and non-lease components as a single lease component. AgeX recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet.

ROU assets represent an entity’s right to use an underlying asset during the lease term and lease liabilities represent an entity’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If the lease agreement does not provide an implicit rate in the contract, an entity uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the entity will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. AgeX does not capitalize leases that have terms of twelve months or less.

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

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of June 30, 2022. See Notes 5 and 6 for additional information regarding warrants.

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

For the six months ended June 30, 2021, LifeMap Sciences recognized $267,000 in subscription and advertisement revenues which are included in operating loss from discontinued operations. The LifeMap Sciences revenues for the six months ended June 30, 2021 are for revenues earned through March 15, 2021. No subscription and advertisement revenues were recognized for the three months ended June 30, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3 for further information on the disposition and deconsolidation of LifeMap Sciences.

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

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the National Institutes of Health (“NIH”). The NIH grant provided funding for continued development of AgeX’s technologies for treating stroke. The grant funds were made available by the NIH to AgeX as allowable expenses are incurred. For the three and six months ended June 30, 2021, AgeX incurred approximately $11,000 and $57,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. AgeX recognized no grant revenues for the three and six months ended June 30, 2022 as AgeX had expended the full amount available under this grant as of December 31, 2021.

ESI BIO Research Products - AgeX, through its ESI BIO research product division, markets a number of products related to human pluripotent stem cells (“PSC lines”), including research-grade PSC lines and PSC lines produced under current good manufacturing practices or “cGMP”. AgeX offers cells from PSC lines to customers under contracts that permit the customers to utilize PSC lines for the research, development, and commercialization of cell-based therapies or other products in defined fields of application. The compensation to AgeX for providing the PSC line cells under such contracts may include up-front payments, milestone payments related to product development, regulatory matters, and commercialization, and the payment of royalties on sales of products developed from AgeX PSC lines.

For the three and six months ended June 30, 2022, AgeX recognized $12,000 and $17,000, respectively from the sale of research products. For the three and six months ended June 30, 2021, AgeX recognized $26,000 and $36,000, respectively from the sale of research products. Revenues from the sale of research products are included in other revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of June 30, 2022 and December 31, 2021, AgeX did not have significant arrangements with multiple performance obligations.

Research and development

Research and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, amortization of intangible assets, outside consultants and contractors, sponsored research agreements with certain universities, and suppliers, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies if any and as applicable, approximate the respective revenues recognized in the condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2022 and 2021, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	3,274	2,960	3,333	2,906
Warrants (1)	9,794	3,512	8,099	3,472
Restricted stock units	12	24	13	26

(1)	As of June 30, 2022 and 2021, AgeX issued Juvenescence warrants to purchase 10,323,105 and 3,512,098 shares, respectively, of AgeX common stock as consideration for the loan agreements discussed in Note 5.

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

Recently adopted accounting pronouncement

In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment in this update addresses how an issuer should account for modifications made to equity-classified written call options. The guidance in the standard requires the issuer to treat a modification of an equity-classified call option that does not cause the instrument to become liability-classified as an exchange of the original call option for a new call option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the call option or as termination of the original call option and issuance of a new call option. The Emerging Issues Task Force (EITF) concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. Amendments in the new standard are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. AgeX adopted this standard as of January 1, 2022 and it did not have a material impact on the condensed consolidated interim financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The standard is applicable to all financial assets (and net investment in leases) that are not accounted for at fair value through net income, such as trade receivables, loans, debt securities, and net investment in leases, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. ASU 2016-13 is effective for AgeX beginning January 1, 2023 and is not expected to have a material impact on the condensed consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which amends the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in Accounting Standards Codification 326 (“ASC 326”) and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for AgeX on January 1, 2023, including interim periods. Early adoption is permitted, and the amendment applied prospectively, except for the recognition and remeasurement of troubled debt restructurings. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. AgeX does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

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

Six Months Ended June 30, 2021
Net revenues	$277
Costs, operating and other expenses	(380)
Loss from discontinued operations	(103)
Net loss from discontinued operations attributable to noncontrolling interest	7
Loss from discontinued operations (1)	$(96)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement. The gain on the sale of LifeMap Sciences is presented in the line item Gain on deconsolidation of LifeMap Sciences. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the six months ended June 30, 2021.

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

AgeX’s consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at June 30, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

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

4. Selected Balance Sheet Components

Intangible assets, net

At June 30, 2022 and December 31, 2021, intangible assets, primarily consisting of acquired in-process research and development and patents, and accumulated amortization were as follows (in thousands):

	June 30, 2022 (unaudited)	December 31, 2021
Intangible assets	$1,312	$1,312
Accumulated amortization	(508)	(442)
Total intangible assets, net	$804	$870

AgeX recognized $33,000 and $66,000 in amortization expense of intangible assets for continuing operations, included in research and development expenses, for the three and six months ended June 30, 2022 and 2021. Amortization expense of intangible assets for discontinued operations for the three and six months ended June 30, 2021 amounted to $89,000. See Note 3 for discussion of discontinued operations.

Amortization of intangible assets for periods subsequent to June 30, 2022 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022	$65
2023	131
2024	131
2025	132
Thereafter	345
Total	$804

Accounts payable and accrued liabilities

At June 30, 2022 and December 31, 2021, accounts payable and accrued liabilities were comprised of the following (in thousands):

	June 30, 2022 (unaudited)	December 31, 2021
Accounts payable	$161	$193
Accrued compensation	173	212
Accrued vendors and other expenses	348	366
Total accounts payable and accrued liabilities	$682	$771

5. Related Party Transactions

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement. The First Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 (the “Extended Repayment Date”) and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 (the “Second Amendment”) to the 2019 Loan Agreement. The Second Amendment increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. Concurrent with the first draw down of funds under the 2019 Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See discussion regarding 2022 Secured Convertible Promissory Note within this Note 5.

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

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit for a period of 18 months. AgeX issued to Juvenescence 28,500 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3.0 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”). The number of 2020 Warrants issued was determined by the warrant formula described below. The repayment date for outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2023. Events of Default under the 2020 Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2020 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2020 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the 2020 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2020 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2020 Loan Agreement, (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2020 Loan Agreement; (x) AgeX or a designated subsidiary sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of their assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (xi) AgeX or a designated subsidiary contests the validity of its obligations under the 2020 Loan Agreement or other related agreement with Juvenescence, (xii) any representation, warranty, or other statement made by AgeX or a designated subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (xiii) AgeX or a designated subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

Through June 30, 2022, AgeX had drawn the full $8.0 million line of credit. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on March 30, 2023.

Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of June 30, 2022, AgeX had issued to Juvenescence 2020 Warrants to purchase 3,670,663 shares of AgeX common stock. The exercise prices of the 2020 Warrants issued through June 30, 2022 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence has agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under its 2019 Loan Agreement with Juvenescence. During the three months ended June 30, 2022, AgeX borrowed an additional $2.0 million under the Secured Note. AgeX has now borrowed $10,160,000 of the line of credit under the Secured Note. The remaining $3.0 million of the line of credit may be drawn down from time to time until February 14, 2023 subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1.0 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024 (the “Repayment Date”).

As an arrangement fee for the Secured Note, AgeX will pay Juvenescence an Origination Fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the 12 month period during which funds may be drawn from the line of credit. The Origination Fee will become due and payable on the Repayment Date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the Secured Note.

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

As of June 30, 2022, AgeX had issued to Juvenescence 2022 Warrants to purchase 6,502,442 shares of AgeX common stock. The exercise prices of the 2022 Warrants issued through June 30, 2022 range from $0.71 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Conversion of Loan Amounts to Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid Origination Fees (collectively the “Outstanding Amount”) into AgeX common stock or “units” (a “Borrower Conversion”) if AgeX consummates a “Qualified Offering” which means a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10.0 million. The conversion price per share or units shall be the lowest price at which shares or units are sold in the Qualified Offering before deducting underwriting commissions and discounts, placement agent commissions and fees, and other expenses of the Qualified Offering. In the case of sales of shares of common stock by AgeX from time to time in an “at the market offering” a Qualified Offering shall be deemed to have occurred if and when such proceeds of the sales reaches $10.0 million.

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

Restrictive Covenants – The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15.0 million in debt or equity financing within 12 months from the date of the Secured Note; (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

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

Debt Issuance Costs

In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, all debt issuance costs are recorded as a discount on the debt and amortized to interest expense over the term of the loan agreement using the effective interest method. Direct debt issuance costs include but are not limited to legal fees, debt origination fees, estimated fair market value of common stock and warrants issued in connection with the loan agreements, and NYSE American additional listing fees for the underlying shares of warrants issued with each draw down of funds.

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of June 30, 2022 (in thousands):

	Draw Down of Funds	Origination Fee	Amount Refinanced	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
2019 Loan Agreement	$7,000	$160	$(7,160)	$-	$(494)	$494	$-
2020 Loan Agreement	8,000	-	-	8,000	(2,806)	1,773	6,968
2022 Secured Note	10,160	473	-	10,633	(4,620)	744	6,756
	$25,160	$633	$(7,160)	$18,633	$(7,920)	$3,011	$13,724

Related party payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of June 30, 2022 and December 31, 2021, AgeX had approximately $69,000 and $70,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

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

As a condition of each amount drawn from the $13,160,000 Secured Note, on receipt of each amount drawn AgeX shall grant to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price is based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice. (See Note 5)

Given AgeX’s history, it is AgeX’s judgement that it is more-likely-than-not that AgeX will utilize the full credit available under the Secured Note and accordingly warrants will be issued for each of the advances made within the credit availability period consisting of the 12 month period starting February 14, 2022. After all relevant assessments, AgeX determined that the warrants issued under the Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, the number of warrants that would have been issued if the $13,160,000 was drawn in full is measured at the inception date at fair value and recognized as a warrant liability on the balance sheet, adjusted for the fair value of warrants actually issued upon each advance, and subsequently the number of warrants that may be issued for the remaining credit available is re-measured at each reporting period with changes being recorded as a component of net other expense in the condensed consolidated statement of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception, date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Inception Date 14-Feb-22	Issuance Date 14-Feb-22	Issuance Date 15-Feb-22	Period Ended 31-Mar-22	Issuance Date 04-Apr-22	Issuance Date 06-Jun-22	Period Ended 30-Jun-22
Exercise Price (1)	$0.780	$0.780	$0.780	$0.940	$0.880	$0.711	$0.600
Warrant Expiration Date (2)	13-Feb-25	13-Feb-25	14-Feb-25	30-Mar-25	03-Apr-25	05-Jun-25	29-Jun-25
Stock Price (3)	$0.691	$0.691	$0.747	$0.854	$0.819	$0.800	$0.576
Interest Rate (annual) (4)	1.80%	1.80%	1.80%	2.45%	2.61%	2.94%	2.99%
Volatility (annual) (5)	122.99%	122.99%	123.28%	123.28%	123.31%	122.62%	122.21%
Time to Maturity (Years)	3	3	3	3	3	3	3
Calculated fair value per share	$0.486	$0.486	$0.535	$0.607	$0.585	$0.592	$0.413

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the one day prior to the debt inception date and each presented period ending date and also the market closing price of AgeX’s common stock on the NYSE American one day preceding the delivery of the relevant drawdown notice in accordance with terms per the Secured Note.

(2)	Warrants are exercisable over a three-year period from each issuance date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX Therapeutics, Inc. as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Amount (in thousands)		Warrants		Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-		-		-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	8,435,897	(2)	$0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(3)	(4,589,743	)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(3)	(641,025	)(4)	0.5349	(343)
Fair value of warrants issued on 4/4/2022	(1,000	)(3)	(568,440	)(4)	0.5854	(333)
Fair value of warrants issued on 6/6/2022	(1,000	)(3)	(703,234	)(4)	0.5924	(417)
Unrealized loss on change in fair value of warrant liability	-		-		-	255
Fair value as of June 30, 2022	$3,000	(1)	2,500,000	(2)	$0.4132	$1,033

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date.

(2)	Number of warrants issuable if the amount of credit available were drawn for measurement as of inception date and subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of each date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of each date presented.

During the three and six months ended June 30, 2022, AgeX recorded a loss on changes in fair value of warrant liability of $168,000 and $255,000, respectively. There were no warrant liabilities or corresponding changes in valuation during the same period in 2021.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. During the six months ended June 30, 2022, none of the warrants issued were exercised.

7. Stockholders’ Deficit

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At June 30, 2022 and December 31, 2021, there were 37,945,108 and 37,941,220 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $10,160,000 of drawdowns of loan funds from Juvenescence under the Secured Note during the six months ended June 30, 2022, AgeX has issued to Juvenescence 2022 Warrants to purchase 6,502,442 shares of AgeX common stock. See Note 5.

As consideration for $8.0 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,670,663 shares of AgeX common stock. See Note 5.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. During the six months ended June 30, 2022 and 2021, AgeX raised nil and approximately $496,000, respectively, in gross proceeds through the sale of shares of common stock under the ATM.

Reconciliation of Changes in Stockholders’ Deficit

The following tables provide the activity in stockholders’ deficit for the three and six months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT MARCH 31, 2022	37,943	$4	$96,903	$(108,454)	$(44)	$-	$(11,591)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Fair value of liability classified warrants issued	-	-	750	-	-	-	750
Stock-based compensation	-	-	198	-	-	-	198
Net loss	-	-	-	(2,618)	-	-	(2,618)
BALANCE AT JUNE 30, 2022	37,945	$4	$97,850	$(111,072)	$(44)	$-	$(13,262)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$-	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	4	-	(2)	-	-	-	(2)
Fair value of warrants issued	-	-	178	-	-	-	178
Fair value of liability classified warrants issued	-	-	3,325	-	-	-	3,325
Stock-based compensation	-	-	437	-	-	-	437
Net loss	-	-	-	(5,324)	(1)	-	(5,325)
BALANCE AT JUNE 30, 2022	37,945	$4	$97,850	$(111,072)	$(44)	$-	$(13,262)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT MARCH 31, 2021	37,935	$4	$93,095	$(99,161)	$(41)	$-	$(6,103)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	286	-	-	-	286
Net loss	-	-	-	(2,474)	(1)	-	(2,475)
BALANCE AT JUNE 30, 2021	37,937	$4	$93,379	$(101,635)	$(42)	$-	$(8,294)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)
Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	4	-	(5)	-	-	-	(5)
Fair value of warrants issued	-	-	757	-	-	-	757
Stock-based compensation	-	-	468	-	-	-	468
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(4,562)	(9)	-	(4,571)
BALANCE AT JUNE 30, 2021	37,937	$4	$93,379	$(101,635)	$(42)	$-	$(8,294)

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	1,035	3,365	16	$2.32
Options granted	(105)	105	-	0.79
Options forfeited, cancelled or expired	204	(204)	-	2.84
Restricted stock units vested	-	-	(7)	-
June 30, 2022	1,134	3,266	9	$2.24
Options exercisable at June 30, 2022		2,709		$2.39

There have been no exercises of stock options to date.

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant price	$0.71	$1.46	$0.79	$1.46
Market price	$0.71	$1.46	$0.79	$1.46
Expected life (in years)	6.08	5.71	5.58	5.71
Volatility	128.35%	102.34%	130.71%	102.34%
Risk-free interest rates	2.90%	0.99%	1.74%	0.99%
Dividend yield	-%	-%	-%	-%

Operating expenses include stock-based compensation expense as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$8	$15	$17	$31
General and administrative	190	271	420	433
Total stock-based compensation expense – continued operations	$198	$286	$437	$464

Stock-based compensation expense recognized under discontinued operations for the six months ended June 30, 2021 amounted to $4,000. See Note 3.

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the six months ended June 30, 2022, there was no income or loss related to foreign activity as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and six months ended June 30, 2022, AgeX experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the three and six months ended June 30, 2022.

The sale of LifeMap Sciences in 2021 was a taxable transaction to AgeX, however, no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

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

10. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$12	$11
Issuance of common stock upon vesting of restricted stock units (Note 7)	$5	$11
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$178	$757
Issuance of warrants for debt issuance under the Secured Note (Note 6)	$3,325	$-
Debt refinanced with new debt (Note 5)	$7,160	$-

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

There were no future minimum lease commitments as of June 30, 2022.

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s research and development programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from AgeX to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The sales agreement between AgeX and Chardan also includes indemnification provisions pursuant to which the parties have agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock through the ATM facility, including liabilities under the Securities Act. Similarly, the Registration Rights Agreement between Juvenescence and AgeX includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements to date.

Paycheck Protection Program Loan

On April 13, 2020, AgeX obtained a loan in the amount of $432,952 from Axos Bank (the “Bank”) under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan bore interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six month deferral period commencing on the date of the promissory note. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, monthly payments of principal and interest became due, in an amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date was April 13, 2022. The principal amount of the PPP Loan was subject to forgiveness under the Paycheck Protection Program (the “Program”) to the extent of PPP Loan proceeds that were used to pay expense permitted by the Program, including payroll, rent, and utilities during the time frame permitted by the Program. On February 19, 2021, the PPP Loan was forgiven in full.

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

On November 17, 2021, we received a second deficiency letter (2021 Deficiency Letter) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide in that we have stockholders equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years, and that we have stockholders equity of less than $4,000,000 and have incurred losses from continuing operations and/or net losses during three out of four of our most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the 2021 Deficiency Letter AgeX provided the Exchange staff with an updated plan (the “2021 Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards. We submitted the 2021 Plan on December 16, 2021, which the Exchange staff accepted. The Exchange staff will review AgeX’s compliance with the Plan on a quarterly basis and if AgeX does not show progress consistent with the 2021 Plan or is not in compliance with the Exchange’s continued listing standards by November 17, 2022, the Exchange may either extend the compliance deadline or commence delisting procedures.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

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

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Revenues and Cost of Sales

During the three and six months ended June 30, 2021, we recognized income of approximately $11,000 and $57,000, respectively, from a grant awarded by the NIH. During the three and six months ended June 30, 2022 we did not recognize any grant revenues as we had expended the full amount available under the grant as of December 31, 2021.

During the three and six months ended June 30, 2022, we recognized $12,000 and $17,000, respectively from the sale of research products. For the three and six months ended June 30, 2021, we recognized $26,000 and $36,000, respectively from the sale of research products. Revenues from the sale of research products are included in other revenues.

Operating Expenses

We continue to maintain a minimal work force since the May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$259	$481	$(222)	(46.2)%
General and administrative expenses	1,338	1,748	(410)	(23.5)%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$655	$805	$(150)	(18.6)%
General and administrative expenses	2,998	3,770	(772)	(20.5)%

Research and development expenses

Research and development expenses decreased by approximately $0.2 million to $0.3 million during the three months ended June 30, 2022 from $0.5 million during the same period in 2021. The net decrease was primarily attributable to reductions of $0.2 million in scientific consulting and outside research and service and patent related expenses under a sponsored research agreement with a university.

Research and development expenses decreased by approximately $0.1 million to $0.7 million during the six months ended June 30, 2022 from $0.8 million during the same period in 2021. The net decrease was primarily attributable to $0.2 million in scientific consulting and patent related expenses under a sponsored research agreement with a university. This decrease was offset to some extent by a $0.1 million increase in outside research and services expenses under research agreements with two universities.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 decreased by $0.4 million to $1.3 million as compared to $1.7 million during the same period in 2021. The $0.4 million decrease is primarily attributable to decreases of $0.1 million in each of the following expense categories: professional fees for legal services, consulting expenses, noncash stock-based compensation expense to directors, and annual minimum royalties due under license agreements.

General and administrative expenses for the six months ended June 30, 2022 decreased by $0.8 million to $3.0 million as compared to $3.8 million during the same period in 2021. The net decrease is primarily attributable to decreases of $0.4 million in professional fees for legal services, $0.3 million for consulting expenses due to a non-recurring transaction proposal terminated in April 2021, $0.1 million in annual minimum royalties due under license agreements, and $0.1 million in patent and license maintenance related fees including investor relations related expenses. These decreases were offset to some extent by a $0.1 million increase in insurance expense.

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

Other expense, net

Total other expense, net for the three months ended June 30, 2022 consists primarily of $0.9 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense and $0.2 million unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note. Total other expense, net for the three months ended June 30, 2021 consists primarily of $0.3 million amortization of deferred debt issuance costs to interest expense.

Total other expense, net for the six months ended June 30, 2022 consists primarily of $1.4 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense and $0.3 million unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note. Total other expense, net for the six months ended June 30, 2021 consists primarily of $0.4 million from forgiveness of our PPP Loan including accrued interest on February 19, 2021 offset by $0.5 million amortization of deferred debt issuance costs to interest expense.

See Notes 5 and 6 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the three and six months ended June 30, 2022, there was no income or loss related to foreign activities as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and six months ended June 30, 2022, AgeX experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $111.1 million as of June 30, 2022. We expect to continue to incur operating losses and negative cash flows.

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

As of June 30, 2022, we had borrowed a total of $8.0 million under the 2020 Loan Agreement and $10.2 million under the Secured Note. Of the $10.2 million, $7.2 million was used to refinance the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended in February 2022. The Secured Note and the 2020 Loan Agreement prohibit us and our subsidiaries ReCyte and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow funds through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15.0 million in debt or equity capital by February 14, 2023. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations under the Secured Note. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued or issuable to Juvenescence in connection with the loans made to us could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

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

Cash used in operating activities

During the six months ended June 30, 2022, our total research and development expenses were $0.7 million and our general and administrative expenditures were $3.0 million. Net loss attributable to us for the six months ended June 30, 2022 amounted to $5.3 million. Net cash used in operating activities from continuing operations during this period amounted to $3.4 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the six months ended June 30, 2022 was primarily attributable to $0.7 million payment of financed insurance premium liability. This amount was offset to some extent by $1.4 million in amortization of intangible assets and deferred debt issuance costs, $0.4 million in stock-based compensation expense, $0.3 million loss on change in fair value of warrants, $0.1 million in related party payables, and $0.4 million net change in working capital from operating activities. See Notes 5 and 6 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Cash provided by (used in) investing activities

During the six months ended June 30, 2022, AgeX had no investing activities.

Cash provided by financing activities

During the six months ended June 30, 2022, net cash provided by financing activities from continuing operations amounted to $3.5 million, which was attributable to the $0.5 million drawn against the final remaining funds available under the 2020 Loan Agreement and the $10.2 million drawn against the $13.2 million made available under the Secured Note entered into with Juvenescence in February 2022 of which $7.2 million was used to refinance the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See Note 5 to our condensed consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $111.1 million as of June 30, 2022. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

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

The Registration Statement also includes 19,695,746 shares of AgeX common stock registered for sale for the account of Juvenescence. Those shares are not part of the ATM Offering. Juvenescence has informed us that they did not sell any of the shares registered for their account during the six months ended June 30, 2022.

We did not sell any shares of common stock during the six months ended June 30, 2022. During the six months ended June 30, 2021, we sold 242,200 shares of common stock in the ATM Offering through the Sales Agreement for approximately $496,000 of gross proceeds. The net proceeds from the sale of shares in the ATM Offering during the period were approximately $480,790 after deducting the expenses of the ATM Offering shown in the following table that provides certain information with regard to the fees and expenses we incurred during the period commencing on the effective date of the Registration Statement and ending on March 31, 2021 in connection with the ATM Offering.

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

AGEX THERAPEUTICS, INC.

Date: August 12, 2022	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 12, 2022	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

