Form 10-Q
period 2022-09-30
AgeX Therapeutics, Inc.
filed 2022-11-10
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares common stock outstanding as of November 7, 2022 was 37,947,152, par value $0.0001 per share.

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

AgeX’s consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at September 30, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

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

For further discussion, see Notes to the Unaudited Condensed Consolidated Interim Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$466	$584
Accounts and grants receivable, net	1	25
Prepaid expenses and other current assets	720	1,625
Total current assets	1,187	2,234

Restricted cash	50	50
Intangible assets, net	771	870
TOTAL ASSETS	$2,008	$3,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$792	$771
Loan due to Juvenescence, net of debt issuance costs, current portion	7,298	7,140
Related party payables, net	59	70
Warrant liability	657	-
Insurance premium liability and other current liabilities	3	986
Total current liabilities	8,809	8,967

Loan due to Juvenescence, net of debt issuance costs, net of current portion	8,348	6,062
TOTAL LIABILITIES	17,157	15,029

Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; and 37,947 and 37,941 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	98,399	93,912
Accumulated deficit	(113,507)	(105,748)
AgeX Therapeutics, Inc. stockholders’ deficit	(15,104)	(11,832)
Noncontrolling interest	(45)	(43)
Total stockholders’ deficit	(15,149)	(11,875)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,008	$3,154

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
REVENUES
Grant revenues	$-	$22	$-	$79
Other revenues	9	2	26	38
Total revenues	9	24	26	117

Cost of sales	(5)	(2)	(12)	(18)

Gross profit	4	22	14	99

OPERATING EXPENSES
Research and development	162	275	817	1,080
General and administrative	1,392	1,421	4,390	5,191
Total operating expenses	1,554	1,696	5,207	6,271

Gain on deconsolidation of LifeMap Sciences (Note 3)	-	-	-	106

Loss from operations	(1,550)	(1,674)	(5,193)	(6,066)

OTHER EXPENSE, NET:
Interest expense, net	(923)	(285)	(2,357)	(802)
Unrealized gain (loss) on change in fair value of warrants (Note 6)	35	-	(220)	-
Other income, net	2	4	9	445
Total other expense, net	(886)	(281)	(2,568)	(357)

NET LOSS FROM CONTINUING OPERATIONS	(2,436)	(1,955)	(7,761)	(6,423)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 3)	-	-	-	(103)

NET LOSS	(2,436)	(1,955)	(7,761)	(6,526)
Net loss attributable to noncontrolling interest from continuing operations	1	-	2	2
Net loss attributable to noncontrolling interest from discontinued operations	-	-	-	7

NET LOSS ATTRIBUTABLE TO AGEX	$(2,435)	$(1,955)	$(7,759)	$(6,517)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.06)	$(0.05)	$(0.20)	$(0.17)
Discontinued operations	-	-	-	-
	$(0.06)	$(0.05)	$(0.20)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,946	37,938	37,944	37,868

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(2,435)	$(1,955)	$(7,759)	$(6,421)
Loss from discontinued operations	-	-	-	(96)
NET LOSS ATTRIBUTABLE TO AGEX	$(2,435)	$(1,955)	$(7,759)	$(6,517)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
NET LOSS	$(2,436)	$(1,955)	$(7,761)	$(6,526)
Other comprehensive expense, net of tax:
Foreign currency translation adjustments from discontinued operations	-	-	-	(143)
COMPREHENSIVE LOSS	(2,436)	(1,955)	(7,761)	(6,669)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	1	-	2	2
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations	-	-	-	7
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,435)	$(1,955)	$(7,759)	$(6,660)

See accompanying notes to the condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to AgeX from continuing operations	$(7,759)	$(6,421)
Net loss attributable to noncontrolling interest	(2)	(2)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (Note 3)	-	(106)
Gain on extinguishment of debt (Paycheck Protection Program Loan)	-	(437)
Unrealized loss on change in fair value of warrants (Note 6)	220	-
Amortization of intangible assets	99	98
Amortization of debt issuance costs	2,221	820
Stock-based compensation	646	736
Changes in operating assets and liabilities:
Accounts and grants receivable	24	129
Prepaid expenses and other current assets	906	682
Accounts payable and accrued liabilities	(98)	(619)
Related party payables	110	-
Insurance premium liability	(983)	(921)
Other current liabilities	(2)	(77)
Net cash used in operating activities from continuing operations	(4,618)	(6,118)
Net cash used in operating activities from discontinued operations (Note 3)	-	(90)
Net cash used in operating activities	(4,618)	(6,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences (Note 3)	-	466
Partial collection on loan due from LifeMap Sciences	-	250
Net cash provided by investing activities from continuing operations	-	716
Deconsolidation of cash and cash equivalents from discontinued operations (Note 3)	-	(50)
Net cash provided by investing activities	-	666

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw down on loan facilities from Juvenescence	4,500	5,500
Proceeds from the issuance of common stock	-	496
Net cash provided by financing activities from continuing operations	4,500	5,996
Partial payment on loan due to AgeX from discontinued operations (Note 3)	-	(250)
Net cash provided by financing activities	4,500	5,746

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(118)	204

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	634	577
At end of the period	$516	$781

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

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder Juvenescence Limited (“Juvenescence”) and sales of its common stock. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $113.5 million as of September 30, 2022. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.5 million as of September 30, 2022 plus the loan facilities provided by Juvenescence to advance up to an additional $2.0 million to AgeX as of September 30, 2022 as discussed in Note 5, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

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

AgeX’s condensed consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at September 30, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary LifeMap Sciences, Ltd.

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

The following table summarizes fair value measurements by level as of September 30, 2022 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$657	$657

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

Cash, cash equivalents, and restricted cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$466	$584
Restricted cash (1)	50	50
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$516	$634

(1)	Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All restricted cash was included in deposits in the condensed consolidated balance sheets.

Long-lived intangible assets, net

Long-lived intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) and patents is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years (see Note 4).

Impairment of long-lived assets

AgeX assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. AgeX’s long-lived assets consists entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of September 30, 2022, there has been no impairment of long-lived assets.

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

On November 3, 2020, AgeX entered into a one year lease effective January 1, 2021 for office space only comprising 135 square feet in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. Base monthly rent was $947 over the lease term. AgeX has elected to not apply the recognition requirements under ASC 842 and instead recognizes the lease payments as lease cost on a straight-line basis over the lease term as lease payments are not deemed material. AgeX has renewed this lease for another 12 months effective January 1, 2022 for base monthly rent of $1,074 and another 12 months for a different room but in the same suite effective January 1, 2023 for base monthly rent of $844. AgeX has elected to not apply the recognition requirements under ASC 842 for the renewed lease agreements under the guidance for similar reasons aforementioned.

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of September 30, 2022. There were no warrant liabilities as of December 31, 2021. See Notes 5 and 6 for additional information regarding warrants.

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

For the nine months ended September 30, 2021, LifeMap Sciences recognized $267,000 in subscription and advertisement revenues which are included in operating loss from discontinued operations. The LifeMap Sciences revenues for the nine months ended September 30, 2021 are for revenues earned through March 15, 2021. No subscription and advertisement revenues were recognized for the three months ended September 30, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3 for further information on the disposition and deconsolidation of LifeMap Sciences.

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

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the National Institutes of Health (“NIH”). The NIH grant provided funding for continued development of AgeX’s technologies for treating stroke. The grant funds were made available by the NIH to AgeX as allowable expenses are incurred. For the three and nine months ended September 30, 2021, AgeX incurred approximately $22,000 and $79,000, respectively, of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. AgeX recognized no grant revenues for the three and nine months ended September 30, 2022 as AgeX had expended the full amount available under this grant as of December 31, 2021.

ESI BIO Research Products – AgeX, through its ESI BIO research product division, markets a number of products related to human pluripotent stem cells (“PSC lines”), including research-grade PSC lines and PSC lines produced under current good manufacturing practices or “cGMP”. AgeX offers cells from PSC lines to customers under contracts that permit the customers to utilize PSC lines for the research, development, and commercialization of cell-based therapies or other products in defined fields of application. The compensation to AgeX for providing the PSC line cells under such contracts may include up-front payments, milestone payments related to product development, regulatory matters, and commercialization, and the payment of royalties on sales of products developed from AgeX PSC lines.

For the three and nine months ended September 30, 2022, AgeX recognized $9,000 and $26,000, respectively from the sale of research products. For the three and nine months ended September 30, 2021, AgeX recognized $2,000 and $38,000, respectively from the sale of research products. Revenues from the sale of research products are included in other revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of September 30, 2022 and December 31, 2021, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and nine months ended September 30, 2022 and 2021, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	3,264	3,381	3,310	3,066
Warrants (1)	10,616	3,512	8,947	3,485
Restricted stock units	9	21	12	24

(1)	As of September 30, 2022 and 2021, AgeX issued Juvenescence warrants to purchase 10,919,485 and 3,512,098 shares, respectively, of AgeX common stock as consideration for the loan agreements discussed in Note 5.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated interim financial statements to conform to current year presentation in the investing and financing activities section in the condensed consolidated statements of cash flows. Certain financial information is presented on a rounded basis, which may cause minor differences.

Recently adopted accounting pronouncement

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment in this update addresses how an issuer should account for modifications made to equity-classified written call options. The guidance in the standard requires the issuer to treat a modification of an equity-classified call option that does not cause the instrument to become liability-classified as an exchange of the original call option for a new call option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the call option or as termination of the original call option and issuance of a new call option. The Emerging Issues Task Force (EITF) concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. Amendments in the new standard are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. AgeX adopted this standard as of January 1, 2022 and it did not have a material impact on the condensed consolidated interim financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The standard is applicable to all financial assets (and net investment in leases) that are not accounted for at fair value through net income, such as trade receivables, loans, debt securities, and net investment in leases, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. ASU 2016-13 is effective for AgeX beginning January 1, 2023 and is not expected to have a material impact on the condensed consolidated interim financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which amends the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in Accounting Standards Codification 326 (“ASC 326”) and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for AgeX on January 1, 2023, including interim periods. Early adoption is permitted, and the amendment applied prospectively, except for the recognition and remeasurement of troubled debt restructurings. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. AgeX does not expect the adoption of this guidance to have a material impact on the condensed consolidated interim financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act, but does not expect it to have a material impact to its tax provision or its condensed consolidated interim financial statements. As described in Note 11, AgeX has obtained a loan under the Paycheck Protection Program under the CARES Act, the repayment of which was forgiven in February 2021.

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

Nine Months Ended September 30, 2021
Net revenues	$277
Costs, operating and other expenses	(380)
Loss from discontinued operations	(103)
Net loss from discontinued operations attributable to noncontrolling interest	7
Loss from discontinued operations (1)	$(96)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement. The gain on the sale of LifeMap Sciences is presented in the line item Gain on deconsolidation of LifeMap Sciences. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the nine months ended September 30, 2021.

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

AgeX’s consolidated balance sheet at December 31, 2021 and unaudited condensed consolidated balance sheet at September 30, 2022 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

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

4. Selected Balance Sheet Components

Intangible assets, net

At September 30, 2022 and December 31, 2021, intangible assets, primarily consisting of acquired IPR&D and patents, and accumulated amortization were as follows  (in thousands):

	September 30, 2022 (unaudited)	December 31, 2021
Intangible assets	$1,312	$1,312
Accumulated amortization	(541)	(442)
Total intangible assets, net	$771	$870

 AgeX recognized $33,000 and $99,000 in amortization expense of intangible assets for continuing operations, included in research and development expenses, for the three and nine months ended September 30, 2022. Amortization expense of intangible assets for continuing operations for the three and nine months ended September 30, 2021 amounted to $32,000 and $98,000, respectively.

Amortization expense of intangible assets for discontinued operations for the nine months ended September 30, 2021 amounted to $89,000. See Note 3 for discussion of discontinued operations.

Amortization of intangible assets for periods subsequent to September 30, 2022 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022	$32
2023	131
2024	131
2025	132
Thereafter	345
Total	$771

Accounts payable and accrued liabilities

At September 30, 2022 and December 31, 2021, accounts payable and accrued liabilities were comprised of the following (in thousands):

	September 30, 2022 (unaudited)	December 31, 2021
Accounts payable	$351	$193
Accrued compensation	180	212
Accrued vendors and other expenses	261	366
Total accounts payable and accrued liabilities	$792	$771

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

Through September 30, 2022, AgeX had drawn the full $8.0 million line of credit. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable on March 30, 2023.

Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of September 30, 2022, AgeX had issued to Juvenescence 2020 Warrants to purchase 3,670,663 shares of AgeX common stock. The exercise prices of the 2020 Warrants issued through September 30, 2022 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence has agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under its 2019 Loan Agreement with Juvenescence. During the three months ended September 30, 2022, AgeX borrowed an additional $1.0 million under the Secured Note. AgeX has now borrowed $11,160,000 of the line of credit under the Secured Note. The remaining $2.0 million of the line of credit may be drawn down from time to time until February 14, 2023 subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1.0 million in any subsequent single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024 (the “Repayment Date”).

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

As of September 30, 2022, AgeX had issued to Juvenescence 2022 Warrants to purchase 7,248,822 shares of AgeX common stock. The exercise prices of the 2022 Warrants issued through September 30, 2022 range from $0.67 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

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

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of September 30, 2022 (in thousands):

	Draw Down of Funds	Origination Fee	Amount Refinanced	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
2019 Loan Agreement	$7,000	$160	$(7,160)	$-	$(494)	$494	$-
2020 Loan Agreement	8,000	-	-	8,000	(2,806)	2,103	7,298
2022 Secured Note	11,160	568	-	11,728	(4,660)	1,280	8,348
	$26,160	$728	$(7,160)	$19,728	$(7,960)	$3,877	$15,646

Related party payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of September 30, 2022 and December 31, 2021, AgeX had approximately $59,000  and $70,000, respectively, payable to Juvenescence primarily for COO services rendered, included in related party payables, net, on the condensed consolidated balance sheets.

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

As a condition of each amount drawn from the $13,160,000 Secured Note, on receipt of each amount drawn AgeX shall grant to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price is based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice. (See Note 5)

Given AgeX’s history, it is AgeX’s judgement that it is more-likely-than-not that AgeX will utilize the full credit available under the Secured Note and accordingly warrants will be issued for each of the advances made within the credit availability period consisting of the 12 month period starting February 14, 2022. After all relevant assessments, AgeX determined that the warrants issued under the Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, the number of warrants that would have been issued if the $13,160,000 was drawn in full is measured at the inception date at fair value and recognized as a warrant liability on the balance sheet, adjusted for the fair value of warrants actually issued upon each advance, and subsequently the number of warrants that may be issued for the remaining credit available is re-measured at each reporting period with changes being recorded as a component of net other expense in the condensed consolidated statements of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception, date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Inception Date 14-Feb-22	Issuance Date 14-Feb-22	Issuance Date 15-Feb-22	Period Ended 31-Mar-22	Issuance Date 04-Apr-22	Issuance Date 06-Jun-22	Period Ended 30-Jun-22	Issuance Date 16-Aug-22	Period Ended 30-Sep-22
Exercise Price (1)	$0.780	$0.780	$0.780	$0.940	$0.880	$0.711	$0.600	$0.670	$0.610
Warrant Expiration Date (2)	13-Feb-25	13-Feb-25	14-Feb-25	30-Mar-25	03-Apr-25	05-Jun-25	29-Jun-25	15-Aug-25	29-Sep-25
Stock Price (3)	$0.691	$0.691	$0.747	$0.854	$0.819	$0.800	$0.576	$0.640	$0.562
Interest Rate (annual) (4)	1.80%	1.80%	1.80%	2.45%	2.61%	2.94%	2.99%	3.19%	4.25%
Volatility (annual) (5)	122.99%	122.99%	123.28%	123.28%	123.31%	122.62%	122.21%	121.37%	121.49%
Time to Maturity (Years)	3	3	3	3	3	3	3	3	3
Calculated fair value per share	$0.486	$0.486	$0.535	$0.607	$0.585	$0.592	$0.413	$0.457	$0.401

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the one day prior to the debt inception date and each presented period ending date and also the market closing price of AgeX’s common stock on the NYSE American one day preceding the delivery of the relevant drawdown notice in accordance with terms per the Secured Note.

(2)	Warrants are exercisable over a three-year period from each issuance date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX Therapeutics, Inc. as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Amount (in thousands)		Warrants		Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-		-		$-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	8,435,897	(2)	0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(3)	(4,589,743	)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(3)	(641,025	)(4)	0.5349	(343)
Fair value of warrants issued on 4/4/2022	(1,000	)(3)	(568,440	)(4)	0.5854	(333)
Fair value of warrants issued on 6/6/2022	(1,000	)(3)	(703,234	)(4)	0.5924	(417)
Fair value of warrants issued on 8/16/2022	(1,000	)(3)	(746,380	)(4)	0.4569	(341)
Unrealized loss on change in fair value of warrant liability	-		-		-	220
Fair value as of September 30, 2022	$2,000	(1)	1,639,344	(2)	$0.4008	$657

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date.

(2)	Number of warrants issuable if the amount of credit available were drawn for measurement as of inception date and subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of each date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of each date presented.

During the three months ended September 30, 2022, AgeX recorded a gain on changes in fair value of warrant liability of $35,000. During the nine months ended September 30, 2022, AgeX recorded a loss on changes in fair value of warrant liability of $220,000. There were no warrant liabilities or corresponding changes in valuation during the same period in 2021.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. During the nine months ended September 30, 2022, none of the warrants issued were exercised.

7. Stockholders’ Deficit

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no preferred shares issued and outstanding.

Common Stock

AgeX has 100,000,000 shares of $0.0001 par value common stock authorized. At September 30, 2022 and December 31, 2021, there were 37,947,152 and 37,941,220 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $11,160,000 of drawdowns of loan funds from Juvenescence under the Secured Note during the nine months ended September 30, 2022, AgeX has issued to Juvenescence 2022 Warrants to purchase 7,248,822 shares of AgeX common stock. See Note 5.

As consideration for $8.0 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,670,663 shares of AgeX common stock. See Note 5.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets LLC (“Chardan”), relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. During the nine months ended September 30, 2022 and 2021, AgeX raised nil and $496,000, respectively, in gross proceeds through the sale of shares of common stock under the ATM.

Reconciliation of Changes in Stockholders’ Deficit

The following tables provide the activity in stockholders’ deficit for the three and nine months ended September 30, 2022 and 2021 (unaudited and in thousands):

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT JUNE 30, 2022	37,945	$4	$97,850	$(111,072)	$(44)	$-	$(13,262)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Fair value of liability classified warrants issued	-	-	341	-	-	-	341
Stock-based compensation	-	-	209	-	-	-	209
Net loss	-	-	-	(2,435)	(1)	-	(2,436)
BALANCE AT SEPTEMBER 30, 2022	37,947	$4	$98,399	$(113,507)	$(45)	$-	$(15,149)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$-	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	6	-	(3)	-	-	-	(3)
Fair value of warrants issued	-	-	178	-	-	-	178
Fair value of liability classified warrants issued	-	-	3,666	-	-	-	3,666
Stock-based compensation	-	-	646	-	-	-	646
Net loss	-	-	-	(7,759)	(2)	-	(7,761)
BALANCE AT SEPTEMBER 30, 2022	37,947	$4	$98,399	$(113,507)	$(45)	$-	$(15,149)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT JUNE 30, 2021	37,937	$4	$93,379	$(101,635)	$(42)	$-	$(8,294)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	272	-	-	-	272
Net loss	-	-	-	(1,955)	-	-	(1,955)
BALANCE AT SEPTEMBER 30, 2021	37,939	$4	$93,650	$(103,590)	$(42)	$-	$(9,978)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)
Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	6	-	(6)	-	-	-	(6)
Fair value of warrants issued	-	-	757	-	-	-	757
Stock-based compensation	-	-	740	-	-	-	740
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(6,517)	(9)	-	(6,526)
BALANCE AT SEPTEMBER 30, 2021	37,939	$4	$93,650	$(103,590)	$(42)	$-	$(9,978)

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	1,035	3,365	16	$2.32
Options granted	(105)	105	-	0.79
Options forfeited, cancelled or expired	209	(209)	-	2.82
Restricted stock units vested	-	-	(10)	-
Balance at September 30, 2022	1,139	3,261	6	$2.25
Options exercisable at September 30, 2022		2,827		$2.38

There have been no exercises of stock options to date.

Stock-based Compensation Expense

Operating expenses include stock-based compensation expense as follows  (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$8	$17	$25	$48
General and administrative	201	255	621	688
Total stock-based compensation expense – continuing operations	$209	$272	$646	$736

Stock-based compensation expense recognized under discontinued operations for the nine months ended September 30, 2021 amounted to $4,000. See Note 3.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Grant Price	$0.79	$1.46
Market Price	$0.79	$1.46
Expected life (in years)	5.58	5.71
Volatility	130.71%	102.34%
Risk-free interest rates	1.74%	0.99%
Dividend yield	-%	-%

There were no stock options granted under the Plan during the three months ended September 30, 2022 and 2021.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2022 and 2021 may have been significantly different.

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

Beginning in 2018, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the nine months ended September 30, 2022, there was no income or loss related to foreign activity as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2022, AgeX experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the three and nine months ended September 30, 2022.

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

10. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Cash paid during the period for interest	$14	$13
Issuance of common stock upon vesting of restricted stock units (Note 7)	$6	$14
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$178	$757
Issuance of warrants for debt issuance under the Secured Note (Note 6)	$3,666	$-
Debt refinanced with new debt (Note 5)	$7,160	$-

11. Commitments and Contingencies

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to 1101 Marina Village Parkway, Suite 201, Alameda, California following the December 31, 2020 expiration of the lease at 965 Atlantic Avenue, Alameda, California. AgeX’s new office occupies 135 square feet of leased space in a building located in an office and research park. Base monthly rent was $947 for the first one year lease term. In September 2021, AgeX extended its office lease for another year, effective January 1, 2022, at a monthly rent of $1,074. In October 2022, AgeX entered into a new one year office lease for a different room but in the same suite, effective January 1, 2023, at a monthly rent of $844. The lease also includes office furniture rental, janitorial services, utilities, and internet service.

ASC 842

For the office lease, AgeX has elected to not apply the recognition requirements under ASC 842 as lease cost on a straight-line basis over the lease term because the amount of the lease payments is not deemed material.

There were no future minimum lease commitments as of September 30, 2022.

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

Tax Filings

AgeX tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes AgeX has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the unaudited condensed consolidated interim financial statements.

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

On November 17, 2021, we received a second deficiency letter (2021 Deficiency Letter) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide in that we have stockholders equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years, and that we have stockholders equity of less than $4,000,000 and have incurred losses from continuing operations and/or net losses during three out of four of our most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the 2021 Deficiency Letter AgeX provided the Exchange staff with an updated plan (the “2021 Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards. We submitted the 2021 Plan on December 16, 2021, which the Exchange staff accepted. The Exchange staff will review AgeX’s compliance with the Plan on a quarterly basis and if AgeX does not show progress consistent with the 2021 Plan or is not in compliance with the Exchange’s continued listing standards by November 17, 2022, the Exchange may either extend the compliance deadline or commence delisting procedures. AgeX is currently awaiting a response from the Exchange on its application for an extension which if approved would defer the cure date by six months.

AgeX intends to make arrangements to have its common stock quoted on an interdealer quotation system if its common stock is delisted from the Exchange.

12. Subsequent Event

On October 21, 2022, AgeX borrowed an additional $500,000 under the Secured Note. AgeX has now borrowed $11,660,000 of the line of credit under the Secured Note. The remaining $1,500,000 of the line of credit may be drawn down from time to time through the first anniversary date subject to Juvenescence’s discretion to approve each loan draw. AgeX may not draw more than $1.0 million in any single draw. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024.

In connection with AgeX’s October 21, 2022 draw of loan funds under the Secured Note, AgeX issued to Juvenescence warrants to purchase 362,318 shares of AgeX common stock at an exercise price of $0.69 per share.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2 of our condensed consolidated interim financial statements included elsewhere in this Report.

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

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Revenues and Cost of Sales

During the three and nine months ended September 30, 2021, we recognized income of approximately $22,000 and $79,000, respectively, from a grant awarded by the NIH. During the three and nine months ended September 30, 2022, we did not recognize any grant revenues as we had expended the full amount available under the grant as of December 31, 2021.

During the three and nine months ended September 30, 2022, we recognized $9,000 and $26,000, respectively from the sale of research products. For the three and nine months ended September 30, 2021, we recognized $2,000 and $38,000, respectively from the sale of research products. Revenues from the sale of research products are included in other revenues.

Operating Expenses

We continue to maintain a minimal work force since the May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the periods presented (unaudited and in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$162	$275	$(113)	(41.09)%
General and administrative expenses	1,392	1,421	(29)	(2.04)%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$817	$1,080	$(263)	(24.35)%
General and administrative expenses	4,390	5,191	(801)	(15.43)%

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 decreased by approximately $0.1 million to $0.2 million from $0.3 million during the same period in 2021. The net decrease was primarily attributable to reductions in scientific consulting and outside research and services expenses under a sponsored research agreement with a university.

Research and development expenses for the nine months ended September 30, 2022 decreased by approximately $0.3 million to $0.8 million from $1.1 million during the same period in 2021. The net decrease was primarily attributable to reductions of $0.1 million in cash and noncash stock-based compensation expense to employees, $0.1 million in scientific consulting and $0.1 million in patent related expenses under a sponsored research agreement with a university.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 amounted to $1.4 million which was consistent with the three months during the same period in 2021. An increase of $0.1 million in professional fees for legal services was offset by a decrease of $0.1 million in consulting expenses.

General and administrative expenses for the nine months ended September 30, 2022 decreased by $0.8 million to $4.4 million as compared to $5.2 million during the same period in 2021. The net decrease is attributable to decreases of $0.4 million in professional fees for legal services, $0.4 million for consulting expenses, $0.1 million in noncash stock-based compensation expense to directors and $0.1 million in annual minimum royalties due under license agreements and patent and license maintenance related fees. These decreases were offset to some extent by a $0.1 million increase in insurance expense and $0.1 million in general office, travel related expenses, and non-recurring recruiting fees.

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

Other expense, net

Total other expense, net for the three months ended September 30, 2022 consists primarily of $0.9 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense offset by $35,000 unrealized gain on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note. Total other expense, net for the three months ended September 30, 2021 consists primarily of $0.3 million amortization of deferred debt issuance costs to interest expense.

Total other expense, net for the nine months ended September 30, 2022 consists primarily of $2.3 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense and $0.2 million unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note. Total other expense, net for the nine months ended September 30, 2021 consists primarily of approximately $0.8 million amortization of deferred debt costs on loans from Juvenescence offset by $0.4 gain recognized upon forgiveness of our PPP Loan principal and accrued interest on February 19, 2021.

See Notes 5 and 6 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Income taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the three and nine months ended September 30, 2022, there was no income or loss related to foreign activities as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the three and nine months ended September 30, 2022, AgeX experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $113.5 million as of September 30, 2022. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility, that will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the Secured Note, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of September 30, 2022, we had borrowed a total of $8.0 million under the 2020 Loan Agreement and $11.2 million under the Secured Note. Of the $11.2 million, $7.2 million was used to refinance the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended in February 2022. The Secured Note and the 2020 Loan Agreement prohibit us and our subsidiaries ReCyte and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow funds through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15.0 million in debt or equity capital by February 14, 2023. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations under the Secured Note. The outstanding amounts under the 2020 Loan Agreement and the Secured Note will become due and payable upon maturity on March 30, 2023 and February 14, 2024, respectively. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued or issuable to Juvenescence in connection with the loans made to us could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

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

Summary of Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (unaudited and in thousands):

	Nine Months Ended September 30
	2022	2021
Net cash provided by (used in):
Operating activities from continuing operations	$(4,618)	$(6,118)
Operating activities from discontinued operations	-	(90)
Investing activities from continuing operations	-	716
Investing activities from discontinued operations	-	(50)
Financing activities from continuing operations	4,500	5,996
Financing activities from discontinued operations	-	(250)
Net change in cash, cash equivalents, and restricted cash	$(118)	$204

Cash used in operating activities

Net loss attributable to us for the nine months ended September 30, 2022 amounted to $7.76 million. Net cash used in operating activities from continuing operations during this period amounted to $4.62 million. The $3.1 million difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the nine months ended September 30, 2022 was primarily attributable to $2.3 million in amortization of intangible assets and deferred debt issuance costs, $0.6 million in stock-based compensation expense, $0.2 million loss on change in fair value of warrants, $0.1 million in related party payables, and $0.9 million net change in working capital from operating activities. These were offset to some extent by $1.0 million payment of financed insurance premium liability. See Notes 5 and 6 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Net loss attributable to us from continuing operations for the nine months ended September 30, 2021 amounted to $6.4 million. Net cash used in operating activities from continuing operations during this period amounted to $6.1 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the nine months ended September 30, 2021 was primarily attributable to the following: $0.9 million payment of financed insurance premium liability; $0.4 million gain on extinguishment of debt (PPP Loan) in February 2021; and $0.1 million gain on the LifeMap Deconsolidation (see Note 3 to our condensed consolidated interim financial statements included in this Report). These amounts were offset to some extent by $0.9 million in amortization of intangible assets and deferred debt issuance costs, $0.7 million in stock-based compensation expense and $0.1 million net change in working capital from operating activities.

Net loss attributable to us from discontinued operations for the nine months ended September 30, 2021 amounted to $0.1 million. Net cash used in operating activities from discontinued operations during this period amounted to $0.1 million. The net zero difference between the net loss attributable to us and net cash used in operating activities from discontinued operations during the nine months ended September 30, 2021 was primarily attributable to decreased amortization expenses by $0.1 million offset by $0.1 million as a result of deconsolidation of discontinued operations. See Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Cash provided by (used in) investing activities

During the nine months ended September 30, 2022, AgeX had no investing activities.

During the nine months ended September 30, 2021, net cash provided by investing activities from continuing operations included $466,000, which we received in cash as our pro rata share of the Merger Consideration for the disposition of our interest in LifeMap Sciences and the collection of $250,000 as a partial payment of LifeMap Sciences’ indebtedness to us as a pre-requisite to the disposition of our interest in LifeMap Sciences during March 2021.

Net cash used in investing activities from discontinued operations during the nine months ended September 30, 2021 of $50,000 resulted from the deconsolidation of LifeMap Sciences cash and cash equivalents. See Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report.

Cash provided by financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities from continuing operations amounted to $4.5 million, which was attributable to the $0.5 million drawn against the final remaining funds available under the 2020 Loan Agreement and the $11.2 million drawn against the $13.2 million made available under the Secured Note entered into with Juvenescence in February 2022 of which $7.2 million was used to refinance the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See Note 5 to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

During the nine months ended September 30, 2021, net cash provided by financing activities from continuing operations amounted to $6.0 million, which was attributable to the $2.0 million drawn against the 2020 Loan Agreement entered into with Juvenescence in March 2020, $3.5 million drawn against the 2019 Loan Agreement as amended in February 2021 and approximately $0.5 million gross proceeds raised from the sale of AgeX common shares through at-the-market offerings.

Net cash used in financing activities from discontinued operations during the nine months ended September 30, 2021 of $250,000 related entirely to the partial payment of LifeMap Sciences’ indebtedness to us as aforementioned. See Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $113.5 million as of September 30, 2022. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

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

The Registration Statement also includes 19,695,746 shares of AgeX common stock registered for sale for the account of Juvenescence. Those shares are not part of the ATM Offering. Juvenescence has informed us that they did not sell any of the shares registered for their account during the nine months ended September 30, 2022.

We did not sell any shares of common stock during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we sold 242,200 shares of common stock in the ATM Offering through the Sales Agreement for approximately $496,000 of gross proceeds. The net proceeds from the sale of shares in the ATM Offering during the period were approximately $480,790 after deducting the expenses of the ATM Offering shown in the following table that provides certain information with regard to the fees and expenses we incurred during the period commencing on the effective date of the Registration Statement and ending on March 31, 2021 in connection with the ATM Offering.

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

AGEX THERAPEUTICS, INC.

Date: November 10, 2022	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 10, 2022	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

