Form 10-K
period 2022-12-31
AgeX Therapeutics, Inc.
filed 2023-03-31
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2022 was $12.1 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2023, there were outstanding 37,951,261 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

AgeX Therapeutics, Inc.

I

Summary of Risk Factors

Below is a summary of the material factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Report and should be carefully considered, together with other information in this Report and our other filings with the Securities and Exchange Commission (the “SEC”) before making investment decisions regarding our common shares.

Risks Related to Our Financial Condition and Capital Resources

●	We are a discovery-stage development company with limited capital resources and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations, and we do not know if we will ever attain profitability.

●	We need additional financing to execute our operating plan and continue to operate as a going concern.

●	We are highly leveraged, carrying a significant amount of indebtedness, including indebtedness secured by our assets, that will become due and payable over the next three years and there is no assurance that we will be able to refinance those obligations as they become due.

●	The terms of our outstanding loans from Juvenescence and a related Amended and Restated Security Agreement with Juvenescence could make it more difficult for us to raise additional capital from other sources.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Relationship with Juvenescence

●	Conflicts of interest may arise from our relationship with Juvenescence, which owns a significant percentage of our common stock and is a significant creditor and will be able to substantially influence us and exert control over matters subject to stockholder approval and the election of directors.

●	Juvenescence could own a majority of the outstanding shares of AgeX common stock through the conversion of loans made to us or the exercise of certain common stock purchase warrants it holds.

Risks Related to Our Planned Restructuring

●	We are formulating corporate restructuring plans that include: (i) a potential merger between AgeX and Serina Therapeutics, Inc. (“Serina”) through which AgeX would be able to enter the field of drug delivery polymer technology, but there is no assurance that the merger will be consummated, and (ii) a potential spinoff of our subsidiary Reverse Bioengineering Inc. (“Reverse Bio”) to our stockholders.

●	The definitive terms of a merger have not been determined and we have not entered into a definitive merger agreement with Serina. There is no assurance that a merger agreement will be reached or that our stockholders and Serina’s stockholders will approve a merger even if a merger agreement is signed.

●	A merger with Serina could be dilutive to our stockholders and could have an impact on the market value of AgeX common stock that we cannot presently determine.

●	We would face the risks associated with Serina’s business if a merger is consummated.

●	A merger with Serina is likely to result in management changes at AgeX, including changes in the membership of our Board of Directors and changes in our executive management team.

●	We have incurred $10 million of additional indebtedness to Juvenescence to financing a loan to Serina in contemplation of a future merger and that $10 million obligation will remain an AgeX obligation if a merger is completed.

●	Our goal of spinning off Reverse Bio to our stockholders is subject to uncertainties and risks, including risks that could result in the spinoff not being consummated, income tax risks, liquidity and valuation risks pertaining to Reverse Bio stock, and Reverse Bio business and operating risks which will include most of the risk factors that could impact AgeX’s business and operations.

Risks Related to Our Business Operations

●	Due to our limited financial resources, we have reduced our staffing, eliminated our research laboratory facilities, and eliminated in-house research and product development work. We will seek opportunities to outsource or license product development and commercialization but there is no assurance that we will be able to do so successfully.

●	We may expend our limited resources to pursue one or more particular product candidates or indications and fail to pursue product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	We have not tested any of our product candidates in clinical trials. Success in early development and preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials.

●	Our choice of product candidates and our development plans for our product candidates are subject to change based on a variety of factors, and if we abandon development of a product candidate we may not be able to develop or acquire a replacement product candidate.

●	We may determine to expand our organization and obtain laboratory facilities if we are able to raise sufficient capital to do so, and we may experience difficulties in managing this growth, which could disrupt our operations.

●	The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

●	If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer.

●	We will face risks related to the manufacture of medical products for any product candidates that we develop.

●	If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer.

●	Any cell-based products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale.

●	If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

●	The ongoing COVID-19 global pandemic and the worldwide attempts to contain it could harm our business and our results of operations and financial condition could be adversely impacted by such pandemic.

Risks Related to Our Industry

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

●	The regulatory approval processes of the United States Food and Drug Administration (the “FDA”) and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential.

●	Even if a product candidate receives regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Our product candidates may cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label, or, result in significant negative consequences following marketing approval, if any.

●	We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or could otherwise be negatively impacted, and we could be subject to costly and damaging product liability claims.

●	Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

●	The price and sale of any product candidates that be marketed may be limited by health insurance coverage and government regulation.

●	Enacted and future healthcare legislation, including the Affordable Care Act or ACA, may increase the difficulty and cost to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

Risks Related to our Dependence on Third Parties

●	We may become dependent on future collaborations to develop and commercialize our product candidates and to provide the regulatory compliance, sales, marketing, and distribution capabilities required for the success of our business.

●	We have no marketing, sales, or distribution resources for the commercialization of any products or technologies that we might successfully develop.

●	We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates and intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Intellectual Property

●	If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling our products.

●	There is no certainty that our pending or future patent applications will result in the issuance of patents.

●	The process of applying for and obtaining patents can be expensive and slow.

●	Our patents may not protect our technologies or products from competition.

●	We may not be able to enforce our intellectual property rights throughout the world.

●	We may be subject to patent infringement claims that could be costly to defend, which may limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our technologies or products, require us to pay licensing fees to have freedom to operate and/or result in monetary damages or other liability for us.

Risks Pertaining to Our Common Stock

●	There is a limited history to the public trading of our common stock and there is no assurance that a market for our common stock will be sustained.

●	Because we are engaged in the development of pharmaceutical and cell therapy products, the price of shares of our common stock may rise and fall rapidly.

●	Because we do not pay dividends, our stock may not be a suitable investment for anyone who needs to earn dividend income.

●	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our shares.

●	You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.

●	Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

Special Note Regarding Forward-Looking Statements

Certain statements contained herein are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements pertaining to future financial and/or operating results, future growth in research, technology, clinical development, and potential opportunities for AgeX, along with other statements about the future expectations, beliefs, goals, plans, or prospects expressed by management constitute forward-looking statements. Any statements that are not historical fact (including, but not limited to statements that contain words such as “will,” “believes,” “plans,” “anticipates,” “expects,” “estimates”) should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of AgeX, particularly those mentioned in the cautionary statements found in AgeX’s filings with the SEC. AgeX disclaims any intent or obligation to update these forward-looking statements.

The forward-looking statements in this Report include, among other things, statements about:

●	our plans to pursue research and development of our product candidates and to license our technologies;

●	the potential success of our research and development programs;

●	the potential commercialization of our product candidates and technologies;

●	the timing and success of future clinical trials and the period during which the results of the clinical trials will become available;

●	the potential receipt of revenue from future sales of our product candidates or licensing of our technologies;

●	our estimates and assumptions around market size for our product candidates and technologies;

●	our estimates regarding future revenues and operating expenses, and future capital requirements;

●	our intellectual property position;

●	the impact of government laws and regulations;

●	the impact of the Covid-19 pandemic on our operations and demand for our diagnostic tests;

●	our competitive position; and

●	our restructuring plans, including negotiations of a potential merger with Serina and plans to spinoff our subsidiary Reverse Bio.

Industry and Market Data

This Annual Report on Form 10-K (“Report”) contains market data and industry forecasts that were obtained from industry publications, third-party market research and publicly available information. These publications generally state that the information contained therein has been obtained from sources believed to be reliable. While we believe that the information from these publications is reliable, we have not independently verified such information.

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

Disposition and Deconsolidation of LifeMap Sciences, Inc. Effective March 15, 2021

On March 6, 2021, AgeX and its majority-owned subsidiary LifeMap Sciences, Inc. (“LifeMap Sciences”) entered into an Agreement and Plan of Merger (the “LifeMap Merger Agreement”) with Atlas Capital Partners Limited, a British Virgin Islands company limited by shares (“Atlas”), and GCLMS Acquisition Corporation (“GCLMS”), a Delaware corporation that was a wholly-owned subsidiary of Atlas. On March 15, 2021, the merger was completed pursuant to the terms of the LifeMap Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of a $500,000 cash payment for all shares of LifeMap Sciences common stock in the aggregate (the “LifeMap Merger Consideration”), with each LifeMap Sciences shareholder’s pro rata portion of the LifeMap Merger Consideration to be determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the LifeMap Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the LifeMap Merger Agreement, $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

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

The sale of LifeMap Sciences was a taxable transaction to AgeX; however, no income tax was payable as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

AgeX’s consolidated balance sheets at December 31, 2022 and 2021 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

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

Our product candidates in the discovery stage include two cell-based therapies derived from telomerase-positive PSCs and two product candidates derived from our proprietary induced tissue regeneration (iTRTM) technology. We have also sponsored a research program to derive neural stem cells from PSCs to treat degenerative diseases such as Huntington’s Disease. We will need to conduct or sponsor research and development work, or license our technology to other biotechnology or pharma companies interested in furthering research and development, as part of our plan to develop these cell- and drug-based therapies, each targeting large unmet needs in age-related medicine.

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

On November 28, 2018 (the “Distribution Date”) Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, our common stock began publicly trading on the NYSE American under the symbol “AGE.”

During August 2018, we expanded our technology platforms by acquiring from Escape Therapeutics, Inc. patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. These patents are the foundation for our UniverCyteTM technology platform.

During March 2021, AgeX disposed of its interest in LifeMap Sciences pursuant to the terms of the LifeMap Merger Agreement.

In connection with our sponsored Huntington’s Disease research program at the University of California at Irvine (“UCI”), we and certain researchers who contributed to the Huntington’s Disease research work formed a new subsidiary, of which we are presently the majority shareholder, to pursue clinical studies of the use of derived neural stem cell to treat that disease. The new subsidiary is still in the organizational stage and commencement of clinical study work will depend on its ability to obtain financing through grants or third-party investment.

During March 2023, we borrowed $10,000,000 from Juvenescence under the terms of a Secured Convertible Promissory Note (the “$10 Million Secured Note”) and used the loan proceeds to make a $10,000,000 loan to Serina, in order to provide financing to Serina in contemplation of corporate restructuring plans that include a potential merger between AgeX and Serina in which AgeX would be the surviving company. AgeX’s restructuring plans also include a potential spinoff of AgeX’s subsidiary Reverse Bio through a distribution of some or all of the shares of capital stock of Reverse Bio held by AgeX to AgeX stockholders following a financing of Reverse Bio through the sale of shares of Reverse Bio common stock to private investors (the “Reverse Bio Financing”). If the Reverse Bio spinoff is completed, Reverse Bio would become a separate publicly traded company.

Serina has developed a proprietary drug delivery polymer technology based upon the polymer poly (2-oxazoline), or POZ™, and is developing a pipeline of proprietary and partnered programs applying this platform to Parkinson’s disease, cannabinoids, cancer, and pain. Serina has recently applied POZ technology to developing a lipid nanoparticle (LNP) for use across multiple indications such as SARS-CoV-2 and influenza, and gene therapy and cancer immunotherapy. No definitive agreement regarding a merger between AgeX and Serina has been negotiated or executed nor has the merger been approved by the respective boards of directors of AgeX and Serina. Further, a merger cannot be consummated unless approved by the stockholders of AgeX and Serina. Accordingly, there is no assurance that AgeX and Serina will reach agreement on the terms of a merger or that, if such an agreement is reached, the stockholders of AgeX and Serina will approve the merger.

Definitive agreements regarding the Reverse Bio Financing and a Reverse Bio spinoff have not yet been executed, nor has AgeX’s board of directors approved the Reverse Bio spinoff. Accordingly, there is a risk that the Reverse Bio Financing and the Reverse Bio spinoff may never be consummated.

Additional Information

AgeX is incorporated in the State of Delaware. Our common shares trade on the NYSE American under the symbol “AGE.” Our principal executive offices are located at 1101 Marina Village Parkway, Suite 201, Alameda, CA 94501, and our phone number at that address is (510) 671-8370. Our website address is www.agexinc.com. The information on, or that can be accessed through our website is not part of this Report. We make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

iTRTM, UniverCyteTM, Renelon™, and EPRO™ are trademarks of AgeX Therapeutics, Inc. HyStem® and PureStem® are registered trademarks of Lineage Cell Therapeutics, Inc. POZ™ is a trademark of Serina Therapeutics Inc.

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

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have elected to comply with newly adopted or revised accounting standards when they become applicable to public companies because our financial statements were previously consolidated with those of our former parent company Lineage which is not an emerging growth company under the JOBS Act and is therefore not permitted to delay the adoption of new or revised accounting standards that become applicable to public companies. This election under the JOBS Act to not delay the adoption of new or revised accounting standards is irrevocable.

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

Figure 1. Projected increase in the numbers of the U.S. population over 80 years of age (U.S. Census Bureau).

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

Our lead small molecule drug-based therapeutic candidate for iTRTM in discovery is AGEX-iTR1547 and our lead biologic candidate for iTR is AGEX-iTR1550:

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

4. Induced Tissue Regeneration (iTRTM): The aim of iTR is to return aged cells back to a youthful state, thereby inducing a capacity for scarless regeneration characteristic of early developing tissues, without reverting cells to pluripotency. This technology is sometimes referred to as “partial reprogramming” or “epigenetic reprogramming of aging.” This novel approach may trigger complete regeneration of cells, and potentially even complex tissues, damaged as a result of age-related degenerative processes or trauma. The premise behind iTR is that aging, and in turn degenerative diseases of old age, are a result of the loss of two characteristics of cells; namely, replicative immortality and regenerative capacity. These two characteristics are present in embryonic cells but are lost at the embryonic to fetal transition (EFT). With this loss, humans can no longer generate new cells or repair damaged cells scarlessly and in sufficient numbers to maintain health. We discovered that cells begin expressing the gene COX7A1 at the EFT when regeneration is commonly lost. Therefore, the gene may be a key inhibitor of cellular regeneration. For example, we have discovered that restoring a regenerative pattern of COX7A1 gene expression may facilitate hair regeneration in mouse models. In addition, we have invented multiple platforms for delivering iTR using small molecules as well as biologic strategies such as those using gene therapy to transiently express reprogramming factors. We have filed patent applications on the use of iTR in a wide array of degenerative conditions including cancer.

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

Business Strategy

Each of our four proprietary platform technologies, PureStem® for cell derivation and manufacturing, UniverCyte™ for generation of hypoimmunogenic cells, iTRTM for reversing the age of cells already in the body and HyStem® for cell or small molecule-based iTRTM delivery, presents AgeX with a multiplicity of attractive opportunities which we may pursue. Given these platform technologies may be highly desirable to multiple academic and biopharma companies due to their broad applicability and potentially important clinical and commercial benefits, AgeX plans to pursue different business models for these platforms:

●	Co-Development and Licensing: Our PureStem® and UniverCyte™ technologies as well as our ESI cell lines may have applications in the development of a broad range of cell therapy products. We will seek opportunities to license these AgeX technologies to other cell therapy or biopharma companies to bring in early revenue streams, especially for therapies that AgeX does not presently intend to develop.

●	Cellular Therapy: AgeX presently does not have the laboratory and research staff required to conduct in-house research and development for its product candidates, including AGEX-BAT1 and AGEX-VASC1. Instead, AgeX may conduct research and development of those product candidates through a variety of alternative strategies, including but not limited to sponsoring research and development work at research laboratories at universities or other educational institutions, entering into co-development and marketing arrangements with researchers or other companies in the cell therapy or biopharma industry, and engaging contract service providers to conduct research and development and manufacturing for AgeX for particular product candidates. Our sponsored Huntington’s Disease research program at UCI has led to the organization of a new AgeX subsidiary, of which we are presently the majority shareholder, to pursue clinical studies of the use of derived neural stem cell to treat that disease. The new subsidiary is still in the organizational stage and commencement of clinical study work will depend on its ability to obtain financing through grants or third-party investment.

●	Reverse Bioengineering, Inc.: Partial cellular reprogramming using our iTRTM technology may one day allow us to revert aged or diseased cells inside the body back to a more youthful, healthy and functional state. We incorporated Reverse Bioengineering, Inc. (“Reverse Bio”) as an AgeX subsidiary to develop our revolutionary iTRTM platform. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing our iTRTM technology to proof-of-concept in an animal model. We have assigned to Reverse Bio our patent portfolio for iTR development, but the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital.

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

We plan to finance our iTRTM and AGEX-BAT1 research and development through Reverse Bio. To the extent that such financing is obtained through the sale of capital stock or other equity securities to investors or other biopharma companies by Reverse Bio, or the sale of Reverse Bio shares held by AgeX, our equity interest in Reverse Bio and our iTRTM and AGEX-BAT1 business would be diluted.

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

The Weismann Barrier

Early in the evolution of life, primitive unicellular and even multicellular organisms may have lacked programmed aging as a result of the potential of their cells having the potential for both replicative immortality and regeneration. However, in more complex animals such as mammals, somatic cells lose not only replicative immortality, but after most organ systems are formed during embryonic development, they also lose full regenerative potential. This repression of both -telomerase-mediated cell immortality and regeneration potential is called the “Weismann Barrier” (see Figure 3).

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

In an effort to utilize telomerase-mediated immortality and regenerative biology in the development of novel therapeutics, in the mid-1990s, Dr. West, organized a collaboration with Drs. James Thomson, John Gearhart, and Roger Pedersen that led to the first isolation of PSCs. In contrast to other types of cells, PSCs are unique by at least two important criteria. The first criterion relates to the ability of pluripotent cells to proliferate, or make more copies of themselves, indefinitely, that is to say, they are “immortal.” The second relates to the ability of PSCs to differentiate into any of the hundreds of specialized cell types in the body. This replicative immortality of PSCs facilitates the industrial scalability of product. We believe that many of these cell types have potential for regenerating function in tissues damaged by degenerative diseases when transplanted. A small sampling of these cell types is shown in Figure 4. Unlike PSCs, adult stem cells typically have severely-reduced scale-up potential (are mortal unlike immortal PSCs), and have passed the Weismann Barrier, and are therefore limited in their ability to regenerate normal tissue when transplanted in vivo. Therefore, we believe that PSC-based cellular therapeutics have significant competitive advantages over cell-based therapeutics being developed by many adult stem cell companies.

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

We entered into a Sponsored Research Agreement with Ohio State University using AGEX-BAT1 in mice to determine whether transplantation of AgeX-BAT1 cells may lead to improvements in diet-induced obesity, metabolic health including glucose metabolism, and cardiac function. For purposes of this proof of concept work, two different cell transplant matrices were tested, HyStem and a 3-D silk scaffold. We consider this work to be an early stage study and expect to conduct or sponsor additional research on the potential therapeutic benefits of AGEX-BAT1.

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

Monoclonal Endothelium

CXCR4
CD31
Merge

GFP Endothelium (168 hrs)

CD31
CD31
CD34
TIE2
Dll4
CXCR4
- CD31$^+$cells
- CD34$^+$cells
- TIE2$^+$cells

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

Status and Development Plan

The product candidates we have chosen are in the discovery stage of development. Prior to filing an Investigational New Drug (IND) application for the initiation of clinical trials of our initial product candidates, AGEX-BAT1, AGEX-VASC1, and AGEX-ITR1547/AGEX-iTR1550 a number of important research and development goals will need to be achieved, including discovery-level research for the qualification of reagents used in the manufacture of the product, completion of the standard operating procedures to be used (SOPs), complete the methods and documentation for characterization of the product; and producing and testing the genetic modifications in the master cell banks of the pluripotent stem cells under current Good Manufacturing Practices (cGMP) in order to produce product that will not illicit immune rejection following transplantation. In addition, we will be required to expand the numbers of the pluripotent stem cell master cell banks for future use; produce working cell banks from which the product will be manufactured for clinical trials; produce the relevant product under cGMP conditions; and expand the number of relevant cells and cryopreserve them under cGMP conditions. In addition, we will be required to design the pre-clinical studies including the study endpoints, perform biosafety testing and release the first clinical batch based on preliminary characterization results, and complete full product characterization. Biosafety testing will necessarily include pilot testing in animals such as (NOD/SCID) mice, dosing spiking studies at early and later endpoints, tumorgenicity and biodistribution studies to determine whether the cells form undesired tumors or migrate to inappropriate sites respectively in the animal. Lastly, we will need to define the clinical trial and regulatory strategy and hold various meetings with the Food and Drug Administration (FDA), as well as successfully submit an investigational new drug application or IND to the FDA and receive clearance to begin trials. Thereafter, we will need to demonstrate safety and efficacy of the product in human clinical trials in Phase I and II trials, and continued safety and efficacy for achieving the desired endpoint in Phase III trials, potentially then leading to product registration. See “Risk Factors — Risks Related to Our Business Operations” for discussion of risks relating to product development and clinical trials. These include, but are not limited to, failure to successfully complete the aforementioned studies due to the failure of the product, processes, or skills of our employees, unforeseen delays in the development process, failure to raise requisite financing, or failure to receive permission from the FDA to advance product development. To the extent we license development of one or more product candidates to third parties or enter into collaboration arrangements for product development, our licensees or collaborators would need to undertake and achieve the foregoing goals.

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

Other Products and Product Candidates

Neural Stem Cells

During January 2020, we began a research collaboration under a Sponsored Research Agreement with the University of California at Irvine (“UCI”) using our PureStem® technology to derive neural stem cells, with the goal of developing cellular therapies to treat neurological disorders and diseases. The primary goal of the research will be to develop a robust method of deriving neural stem cells from PSCs in sufficient quantity and with sufficient purity and identity for use in cell based therapy. The initial focus will be on Huntington’s disease, while other potential targets may include Parkinson’s, Alzheimer’s, and stroke. UCI has already accumulated safety and efficacy animal data that may support an IND submission to the FDA for the commencement of clinical trials to treat Huntington’s disease. This collaboration has led to the organization of a new AgeX subsidiary, NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”), jointly owned with UCI and certain researchers to pursue clinical development and commercialization of cell therapies derived using licensed inventions arising from the research program, as well as certain patent pending technology for neural stem cell derivation, and certain technical data to support IND submissions. The new subsidiary is still in the organizational stage and commencement of clinical study work will depend on its ability to obtain financing through grants or third-party investment.

ESI BIO Research Products

We, through our ESI BIO research product division, market a number of products related to pluripotent stem cells including research-grade as well as cGMP-grade human PSC lines. We plan to contract with third parties where the third parties to allow them to utilize cGMP PSC lines in defined fields of application in exchange for certain compensation including the payment of royalties to us if they are successful in developing and commercializing a product.

Subsidiaries

AgeX has three subsidiaries, Reverse Bio, ReCyte Therapeutics, Inc. (“ReCyte”) and NeuroAirmid. These subsidiaries are early stage pre-clinical research and development companies.

AgeX will develop its revolutionary iTRTM platform and AGEX-BAT1 through Reverse Bio. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing the iTRTM technology to proof-of-concept in an animal model. AgeX’s patent portfolio for iTR and AGEX-BAT1 development have been assigned to Reverse Bio, but the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital. ReCyte is involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 100%, 94.8%, and 50% of the outstanding capital stock of Reverse Bio, ReCyte, and NeuroAirmid, respectively. We expect that our ownership interests in Reverse Bio and NeuroAirmid will be diluted if those subsidiaries are successful in obtaining financing from investors or product development collaborators. All material intercompany accounts and transactions have been eliminated in consolidation.

Manufacturing

We presently do not have any manufacturing facilities and we will need to rely on third party contract manufacturers for the production of our cell lines and product candidates and to comply with quality manufacturing processes and controls.

Facilities

We presently occupy 101 square feet of leased office space in a building in an office and research park at 1101 Marina Village Parkway, Suite 201, Alameda, California. We do not have our own research laboratory facilities.

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

AGEX-BAT1

Brown Adipose Tissue (“BAT”) Progenitor Cells: The pending patent applications related to BAT progenitor cells, which are owned by AgeX, include U.S. and international patent applications. The applications are directed to the differentiation of pluripotent stem cells (including hES cells) into progenitor cell types capable of making the cellular components of brown fat. The patents also describe culture and purification methods. The approximate expiration dates of the BAT patents, if issued, will range from 2034 to 2036. The AGEX-BAT1 product may also rely on the HyStem patents, which are described in detail below under the heading “HyStem® Technology.”

AGEX-VASC1

Vascular Progenitors: The pending patent application pertaining to purified vascular progenitor cells and embryonic vascular components are owned by AgeX or an AgeX subsidiary or licensed from Lineage. The patents include U.S. patent applications and are directed to methods to enhance vascular tube networks, compositions of pericyte progenitor cells, compositions of exosomes containing angiogenic molecules, compositions of vascular and lymphatic cells, and methods to culture and purify the cells or components thereof. The approximate expiration dates of the vascular progenitor patents, if issued, range from 2032 to 2038. We plan to file an international patent application claiming priority from a pending US provisional application by the filing deadline, which could lead to a patent that if issued would expire in 2039. The AGEX-VASC1 product may also rely on the HyStem patents, which are described in detail below, under the heading “HyStem® Technology.”

AGEX-iTR1547 and AGEX-iTR1550

Induced Tissue Regeneration (“iTRTM”): The pending patent applications related to the iTR programs, which are owned by AgeX, include applications pending, for example, in the United States, Australia, Canada, China, Europe, Japan and a pending international patent application. These patents and patent applications are directed to compositions and methods for healing damaged tissue using the iTR treatment methods. The patent applications are also directed to treatment methods by regenerating aging tissue by modulating genes involved in tissue regeneration, including reprogramming cells and tissues back to a regenerative state. The approximate expiration dates of the iTR patents, if issued, will range from 2034 to 2041.

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

The PureStem® patent portfolio includes patents and pending applications licensed from Advanced Cell Technology, Inc., which later became Ocata Therapeutics, Inc. (“Ocata”). The Ocata issued patents cover methods for reprogramming animal differentiated somatic cells to undifferentiated cells and methods for producing differentiated progenitor cells using morula-derived or inner cell mass cells from a blastocyst and expire from approximately 2023 to 2026. The Ocata pending applications relate to methods for the derivation of cells that have a reduced differentiation potential using PSCs, methods for reprogramming animal differentiated somatic cells to undifferentiated cells and methods for producing differentiated progenitor cells using morula-derived or inner cell mass cells from a blastocyst. The Ocata pending patents, if issued, will expire between 2023 and 2026.

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

ESI Human Embryonic Stem Cell (“hES”) Cell Lines: AgeX licenses rights to the ES Cell International Pte. Ltd. patent portfolio with patents issued in the United States, Australia, Israel, UK, Singapore, Japan, and applications pending in the US and Europe. The patents are directed to methods for the differentiation of or enhancing the differentiation of stem cells into cardiomyocytes, neural cells, and pancreatic endoderm cells, compositions of pancreatic progenitor cells, methods of promoting the attachment, survival and/or proliferation of substantially undifferentiated stem cells in culture, methods for identifying and selecting cardiomyocytes, methods of freezing stem cells or progenitor cells, methods for identifying cardiogenic factors, compositions and methods for modulating spontaneous differentiation of a stem cell, methods of modulating the differentiation of undifferentiated, pluripotent human embryonic stem cells in culture, isolated endodermal progenitor cells, methods for transducing human embryonic stem cells, cell culture systems. The pending applications are directed to methods for the differentiation of hES cells into the three cell lineages, including for example cardiomyocytes, skeletal muscle cells, vascular endothelial cells, and pancreatic endoderm cells, as well as various culture and purification methods and compositions and methods of treatment. The ESI issued patents will expire from 2023 to 2027, and the approximate date of expiration of the pending patents, if issued, will range from 2023 to 2027.

UniverCyteTM (“HLA-G”) Technology: In August 2018, we acquired from Escape Therapeutics patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. The patents and pending application related to our HLA-G modified cells technology include patents issued in the United States, Australia and Japan and applications are pending in the United States, Australia, Canada, China, Europe, Japan, Korea, and Singapore. The patents are directed to cells which are genetically modified to express a Human Leukocyte Antigen-G (“HLA-G”) and have reduced immunogenicity, and nucleic acid compositions useful for generating the genetically modified cells. The pending applications are directed to compositions and methods for generating cells which are genetically modified to express HLA-G having reduced immunogenicity, nucleic acid compositions useful for generating the genetically modified cells, and methods of producing artificial tissues using the genetically modified cells. The approximate expiration date of the UniverCyte™ (“HLA-G”) issued patents is 2033 and the approximate date of expiration of the pending patents, if issued, will also be 2033. We intend to use the UniverCyte™ technology in the development of our two lead product candidates, AGEX-BAT1 and AGEX-VASC1 for the treatment of Type II diabetes and peripheral vascular disease and ischemic heart disease, respectively. In addition, we may seek to license out or form collaborations for the use of our UniverCyte™ technology.

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

Our Licensing Arrangements

License Agreement with Lineage: iTRTM, PureStem® and Telomere Length

Concurrently with the contribution of assets to us by Lineage under an Asset Contribution and Separation Agreement, we entered into a License Agreement with Lineage pursuant to which Lineage has licensed to us, with rights to sublicense, certain intellectual property, including patents and patent applications and know-how for use in the development, manufacture and commercialization of products or services for the prevention, treatment, amelioration, diagnosis or monitoring of all human and non-human animal diseases and conditions except for the field of medical products, devices and services for the reserved Lineage Exclusive Field of orthopedic, ophthalmic, and medical aesthetic uses. In addition, Lineage retains an option right, on terms to be negotiated, to license iTR patents in research, development, manufacturing and commercialization of treatments based on iTR in the Lineage Exclusive Field. The licensed patents and know-how relate generally to (a) Lineage’s PureStem® human embryonic progenitor cell lines, and (b) telomere length and DNA quality control analysis in pluripotent stem cells.

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

ESI License

Lineage’s subsidiary ES Cell International Pte (“ESI”) has granted to us non-exclusive rights to certain ESI patents and human pluripotent stem cell lines, or ESI Cell Lines, for use outside of the ESI Exclusive Field of orthopedic, ophthalmic, medical aesthetic, and spinal cord injury uses, and outside certain other fields for which ESI has previously granted licenses. We will pay ESI a 2% royalty on “net sales,” as defined in the license agreement. If we become obligated to pay royalties to one or more third party or to Lineage for the use of patent rights related to this license and as a result the royalties payable to ESI with respect to this license agreement plus the royalties payable to such third party or Lineage would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced. The patent license expires upon the latest expiration date of a licensed patent, unless terminated earlier pursuant to the terms of the license. All other rights under the license are terminable by either party under the conditions specified in the license.

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

There are numerous biotechnology companies developing therapeutics for human aging, with each company often focusing on a specific molecular pathway within cells. For example, ResTORbio, Inc. is developing modulators of the mechanistic target of rapamycin (“mTOR”) pathway to treat immunological and cardiovascular disorders. Calico Life Sciences LLC is a Google-founded research and development company aimed at identifying molecular pathways that control animal lifespan and translating these insights into novel therapeutics designed to increase human healthspan. Calico has not disclosed its lead product development plans. Unity Biotechnology, Inc. focuses on cellular senescence, in particular, the use of agents that can target senescent cells for selective ablation (senolysis). Unity’s stated targeted age-related diseases include osteoarthritis as well as other ophthalmological and pulmonary diseases. In addition, Altos Labs, Inc. (“Altos”) has reportedly received funding commitments in excess of $3 billion for research and development of products relating to age-reprogramming. The initial technology focus disclosed by Altos may compete with the iTR program within AgeX and its subsidiary Reverse Bio.

Our therapeutic product candidates in development are likely to face competition from a large number of companies and technological strategies including therapeutics intended to address our lead indications, including:

●	Type II diabetes: current standard of care treatments (though not necessarily focused on the root cause of the disease) include dieting and exercise programs to reduce weight, or pharmacological interventions with a wide array of medications, including: Metformin (Glucophage, Glumetza, or others); (DiaBeta, Glynase), glipizide (Glucotrol) and glimepiride (Amaryl); Meglitinides (repaglinide (Prandin) and nateglinide (Starlix)); Thiazolidinediones (rosiglitazone (Avandia) and pioglitazone (Actos)); DPP-4 (sitagliptin (Januvia), saxagliptin (Onglyza) and linagliptin (Tradjenta)); GLP-1 receptor agonists (exenatide (Byetta) and liraglutide (Victoza)); SGLT2 inhibitors (canagliflozin (Invokana) and dapagliflozin (Farxiga)); and insulin therapy (Insulin glulisine (Apidra), Insulin lispro (Humalog), Insulin asgpart (Novolog), Insulin glargine (Lantus), Insulin detemir (Levemir), Insulin isophane (Humulin N, Novolin N)).

●	Vascular ischemia, including myocardial ischemia: current standard of care treatments including dieting, lowered intake of cholesterol, daily aspirin as a blood thinner; pharmacological agents including but not limited to nitrates as vasodilators (nitroglycerin sublingual tablet (Nitrostat), nitroglycerin transdermal ointment (Nitro-Bid), and isosorbide mononitrate and dinitrate (Isordil, Isordil Titradose, Dilatrate-SR)); beta blockers (atenolol (Tenormin), metoprolol (Lopressor, Toprol XL), and nadolol (Corgard)); calcium channel blockers (amlodipine (Norvasc), amlodipine and atorvastatin (Caduet), amlodipine and benazepril (Lotrel), diltiazem (Cardizem), felodipine (Cardene, Cardene SR), and verapamil (Calan); cholesterol-lowering medications such as statins atorvastatin (Lipitor), rosuvastatin (Crestor), and simvastatin (Zocor); Angiotensin-converting enzyme (ACE) inhibitors (Ranolazine (Ranexa), benazepril (Lotensin), and lisinopril (Prinivil, Zestril, Qbrelis); and surgical procedures to increase circulation including but not limited to angioplasty and stenting, coronary artery bypass surgery, and enhanced external counterpulsation.

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

Employees

As of December 31, 2022, we employed 5 persons on a full-time basis and 4 persons on a part-time basis. Two full-time and one part-time employees hold Ph.D.’s in one or more fields of science.

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

We are a discovery-stage therapeutics company with a limited operating history and limited capital resources. Since our inception in August 2017, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flow in the future. Our net operating losses from continuing operations were $10.5 million and $8.6 million for the years ended December 31, 2022 and 2021, respectively, and we had an accumulated deficit of approximately $116.2 million as of December 31, 2022. See Note 3, Disposition and Deconsolidation of LifeMap Sciences to our consolidated financial statements included elsewhere in this Report for a discussion of discontinued operations.

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $116.2 million as of December 31, 2022. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

We are highly leveraged, carrying a significant amount of indebtedness, including indebtedness secured by our assets, that will become due and payable over the next three years and there is no assurance that we will be able to refinance those obligations as they become due.

As of March 20, 2023, our borrowings from Juvenescence under various loans totaled $32,160,000. The outstanding principal balances of those loans will become due and payable as follows: $14,160,000 plus any additional borrowings and certain loan origination fees on February 14, 2024 under an Amended and Restated Secured Convertible Promissory Note (the “Secured Note”); $8,000,000 on March 30, 2024 under a Secured Convertible Facility Agreement (the “2020 Loan Agreement”); and $10,000,000 plus loan origination fees on March 13, 2026 under the $10 Million Secured Note. Our obligations under the Secured Note and $10 Million Secured Note are collateralized by all of our assets, including the shares of common stock we hold in subsidiaries ReCyte Therapeutics and Reverse Bio, under the terms of an Amended and Restated Security Agreement (the “Security Agreement”). If an Event of Default, as defined in the Secured Note or the $10 Million Secured Note were to occur Juvenescence could foreclose on its security interest and sell our assets to satisfy the unpaid principal balance of those loans plus certain loan origination fees and costs incurred in connection with the Event of Default and the foreclosure and sale of the assets. As a result, we could lose some or all of our assets, leaving few if any assets available for the operation of our business, or for sale for the benefit of our stockholders through a winding up of our affairs and liquidation of our assets.

Only an additional $1,000,000 is available to us from the line of credit under our 2022 Secured Convertible Promissory Note with Juvenescence, and there is no assurance that we will be able to borrow additional funds to finance our operations.

We have obtained a $15,160,000 line of credit from Juvenescence under the terms of the Secured Note. As of February 28, 2023 we had drawn down $14,160,000 of the line of credit under the Secured Note. The remaining $1,000,000 of the line of credit will be available until May 9, 2023 subject to Juvenescence’s discretion to approve our borrowings. We will need additional funds to finance our operations but there is no assurance that Juvenescence will provide additional loans to us as our need for funds arises.

The terms of our loans from Juvenescence and the Security Agreement could make it more difficult for us to raise additional capital from other sources.

The terms of our loans from Juvenescence include certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the loans remain unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15 million in debt or equity financing by May 15, 2023; (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted. Further, our obligations under the Secured Note and $10 Million Secured Note are collateralized by all of our assets under the terms of the Security Agreement. Accordingly, the terms of our loans from Juvenescence, and the grant of a security interest in our assets pursuant to the Security Agreement to secure our obligations for the repayment of the Secured Note and $10 Million Secured Note with applicable loan fees that become due, could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries from sources other than Juvenescence.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than a Sales Agreement with Chardan pursuant to which we may sell up to $12.1 million of our common stock in “at-the-market” sales, and the right to borrow up to an additional $1.0 million in total until May 9, 2023, subject to Juvenescence’s discretion, under the Secured Note. The actual market value of common shares that we may sell through our Sales Agreement with Chardan during any 12 month period will be limited to one-third of aggregate market value of our common stock held by stockholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. We will need to seek additional capital regardless of market conditions and the terms of any financings that may be available to us.

To the extent that we raise additional capital through the sale of shares of our common stock or other equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similarly, if Reverse Bio or NeuroAirmid raise capital through the sale of equity securities or convertible debt securities AgeX’s interest in those subsidiaries will be diluted and the terms of equity securities issued by those subsidiaries may include liquidation or other preferences that adversely affect our rights as a common stockholder of the subsidiary.

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

Risks Related to Our Relationship with Juvenescence

Conflicts of interest may arise from our relationship with Juvenescence, which owns a significant percentage of our common stock and is a significant creditor and will be able to substantially influence us and exert control over matters subject to stockholder approval and the election of directors.

As of March 20, 2023, Juvenescence beneficially owned approximately 78.7% of our common stock, as reported in the most recent amendment of their Schedule 13D, which will enable them to substantially influence us and exert control through this ownership position. A member of our Board of Directors is the Executive Chairman and Co-Founder of Juvenescence. Juvenescence will be able to exert control over or substantially influence elections of directors, approval of our equity incentive plans, amendments to our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Juvenescence has controlling stakes and minority investments in several other companies engaged in various aspects of the aging industry, which companies may propose collaborations with AgeX. As of March 20, 2023, Juvenescence has also loaned AgeX $32,160,000 and may provide additional loans subject to certain conditions under our amended Secured Note line of credit with them as described in Notes 5, Related Party Transactions and 11, Subsequent Events to the consolidated financial statements included elsewhere in this Report. Juvenescence’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights, including rights as a creditor, in a manner with which other stockholders may not agree or that may not be in the best interests of AgeX or stockholders other than Juvenescence. So long as Juvenescence continues to own a significant amount of our equity and remains a significant creditor, it will continue to be able to strongly influence and effectively control our decisions. While the directors elected by Juvenescence will be obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Juvenescence and, accordingly, their interests may be aligned with Juvenescence’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders.

Juvenescence could own a majority of the outstanding shares of AgeX common stock through the conversion of loans made to us or the exercise of warrants.

The Secured Note, the $10 Million Secured Note, and the 2020 Loan Agreement provide that the aggregate principal amount outstanding loans under those loan agreements may be converted, in whole or in part, into shares of AgeX common stock at any time at Juvenescence’s election. By converting all or a portion of those loans into AgeX common stock, or by exercising stock purchase warrants that we issued to Juvenescence in connection with certain of those loans, Juvenescence could acquire ownership of a majority of the outstanding shares of AgeX common stock. As a controlling stockholder, Juvenescence would have the power to elect all directors of AgeX and to approve or reject all matters submitted for stockholder approval by the AgeX Board of Directors, by Juvenescence as a stockholder, or by other stockholders, including but not limited to: equity compensation plans for employees, officers, and directors; mergers, acquisitions, and consolidations; sales of AgeX assets; and amendments of AgeX’s certificate of incorporation and bylaws. Furthermore, upon Juvenescence holding more than 50% the outstanding AgeX common stock, AgeX would qualify as a “controlled company” as defined by the NYSE American Company Guide. Being a “controlled company” would entitle AgeX to exempt itself from the requirement that a majority of its directors be “independent” directors as defined in the NYSE American Company Guide, and that the Compensation Committee and the Nominating & Corporate Governance Committee be comprised entirely of independent directors.

Our Chief Operating Officer is not a fulltime AgeX employee.

Our Chief Operating Officer is an employee of Juvenescence and is expected to devote 85% of his time to our affairs and the balance of his time to the affairs of Juvenescence and accordingly we may compete with Juvenescence for his time and attention.

Risks Related to Our Planned Restructuring

We are formulating corporate restructuring plans that include a potential merger between AgeX and Serina through which AgeX would be able to enter the field of drug delivery polymer technology, but there is no assurance that the merger will be consummated.

No definitive agreement regarding a merger between AgeX and Serina has been negotiated or executed nor has the merger been approved by the respective boards of directors of AgeX and Serina. Further, a merger cannot be consummated unless approved by the stockholders of AgeX and Serina. Accordingly, there is no assurance that AgeX and Serina will reach agreement on the terms of a merger or that, if such an agreement is reached, the stockholders of AgeX and Serina will approve the merger. If a merger agreement is executed by AgeX and Serina and is approved by the AgeX and Serina stockholders, there will still be a risk that a condition to consummating the merger may not be satisfied or that one or more material agreements that may be entered into in connection with the merger may be terminated by a party to the agreement.

Potential adverse changes to our or Serina’s employee relationships and relationships with suppliers and service providers could arise from the announcement or completion of the merger. The time and attention devoted by our management to the merger could distract AgeX management from our ongoing business operations.

A merger with Serina could be dilutive to our stockholders and could have an impact on the market value of AgeX common stock that we cannot presently determine.

We expect that a merger between AgeX and Serina would entail AgeX issuing shares of AgeX common stock to Serina stockholders in consideration of AgeX acquiring Serina. Such an issuance of AgeX common stock would reduce the current percentage ownership interests of AgeX stockholders in AgeX as represented by their shares of our common stock. The extent of that dilution of ownership will depend on the number of shares of AgeX common stock that we issue to Serina stockholders if the merger is consummated, but that number has not yet been definitively determined. Further, although our common stock is presently listed on the NYSE American, we may be unable to obtain approval to list on the NYSE American the shares of AgeX common stock expected to be issued pursuant to the AgeX-Serina merger. Even if our common stock continues to be listed on the NYSE American after a merger, we cannot predict the prices at which shares of AgeX common stock will trade either in contemplation of the merger or after consummation of the merger.

A merger with Serina is likely to result in management changes at AgeX, including changes in the membership of our Board of Directors and changes in our executive management team.

If we complete a merger with Serina, it is likely that there will be changes in the membership of our Board of Directors, as well the departure of one or more of our current executive officers and the engagement of new executive officers. The post-merger membership of our Board of Directors and executive management team has not yet been determined.

We would face the risks associated with Serina’s business if the merger is consummated.

Completing a merger with Serina would cause AgeX to face risks associated with conducting and financing Serina’s research and product development programs, including but not limited to risks associated with conducting clinical trials of Serina product candidates and obtaining Food and Drug Administration or other regulatory approvals to market product candidates, as well as product liability risks. The other risk factors discussed elsewhere in this Risk Factors section will continue to apply to AgeX’s business and operations if the merger with Serina is completed.

We have incurred $10 million of additional indebtedness to Juvenescence to finance a loan to Serina in contemplation of a future merger and that $10 million obligation will remain an AgeX obligation if a merger is completed.

We borrowed $10,000,000 from Juvenescence and loaned the loan proceeds to Serina to help finance Serina’s business in contemplation of the merger. Our loan to Serina is evidenced by the Convertible Promissory Note (the “Serina Note”) and although we have a right to tender the Serina Note to Juvenescence to pay off our obligations under the $10 Million Secured Note if a merger agreement is not signed or is terminated or the merger is not completed by certain dates, thereby eliminating our financial risk for the $10,000,000 we borrowed, we will remain obligated to Juvenescence for the $10,000,000 we borrowed if the merger is completed. That $10,000,000 would be in addition to the amounts of our indebtedness for other loans that we have obtained from Juvenescence.

Our goal of spinning off Reverse Bio to our stockholders is subject to uncertainties and risks, including risks that could result in the spinoff not being consummated, income tax risks, liquidity and valuation risks pertaining to Reverse Bio stock, and Reverse Bio business risks.

The definitive terms of a spinoff of Reverse Bio have not been determined and there is a possibility that AgeX and Reverse Bio will not reach agreement as to the terms of the spinoff. Before a spinoff can be completed, Reverse Bio will need to raise equity capital through a financing from private investors, and there is no certainty that it will be able to raise sufficient capital to initiate operations as a separate company, independent of AgeX. The contemplated spinoff could be abandoned or a condition to consummating the Reverse Bio spinoff may not be satisfied, or one or more material agreements that may be entered into connection with the Reverse Bio spinoff could be terminated by a party to the agreement. Reverse Bio might not be able to satisfy the listing qualifications to list its shares of common stock on the NYSE American or any other national stock exchange and if Reverse Bio shares are no listed on a national securities exchange the liquidity and market value of Reveres Bio common stock could be adversely affected. The Reverse Bio spinoff might not achieve the desired tax treatment, resulting in unanticipated taxes to AgeX and AgeX stockholders. The number of shares of Reverse Bio common stock that AgeX may distribute to its stockholders may be limited, or a distribution of such shares may be prohibited, by provisions of the Delaware General Corporation Law that generally limit Delaware corporations, including AgeX, from distributing assets to their stockholders in an amount that exceeds the excess of their assets over liabilities. The other risks pertaining to AgeX’s business, operations, and future capital needs, other than financial obligations to Juvenescence, discussed in this Risk Factors section will also be applicable to the business, operations, and future capital needs of Reverse Bio.

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

As of December 31, 2022, we had 9 employees. If we are able to obtain sufficient capital and determine to reinstitute our internal research and development efforts, we may have difficulty locating, leasing, and equipping a new laboratory facility and identifying, hiring and integrating new scientific and laboratory personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do and are better positioned to attract and retain personnel and consultants. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the expertise of Michael D. West, Ph.D., our Chief Executive Officer, as well as the other principal members of our management. Although we have employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, because we will rely on Juvenescence to provide the services of certain administrative and management personnel, we will not have the benefit of the full time and effort of those Juvenescence employees in the management and development of our business.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. We expect that Dr. West will transition from being our Chief Executive Officer to serving solely as Chief Executive Officer of Reverse Bio in contemplation of our planned spinoff of Revere Bio following the Reverse Bio financing. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also will experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

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

In addition, our product candidates are manufactured using cells that are stored in a cryopreserved master cell bank. While we believe we have adequate backup should any cell bank be lost in a catastrophic event, it is possible that we or our third-party suppliers and manufacturers could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks. We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates or products. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products and could have an adverse effect on our business, prospects, financial condition and results of operations.

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

The global outbreak of the coronavirus COVID-19, and the various attempts throughout the world to contain it, have created significant volatility, uncertainty and disruption. In response to government directives and guidelines, health care advisories and employee and other concerns, we have altered certain aspects of our operations. A number of our employees have had to work remotely from home and those on site have had to follow our social distance guidelines, which could impact their productivity. COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who cannot effectively work remotely but who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs. Although COVI-19 tests, vaccines, and certain therapeutic products are now widely available, COVID-19 has not been eradicated and new strains have been emerging that are or may be resistant to current vaccines and therapies.

Additionally, the early anticipated economic consequences of the COVID-19 pandemic impacted financial markets, resulting in high share price volatility and substantial declines in the market prices of the securities of some publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other securities. Accordingly, we cannot assure that adequate financing will be available on favorable terms, if at all. If we are not able to raise the capital we need, we could be forced to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in significant dilution of the interests of our shareholders.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the availability and cost to access COVID-19 tests, vaccines and therapies. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of full recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

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

The price and sale of any product candidates that we may develop may be limited by health insurance coverage and government regulation.

Success in selling any pharmaceutical and cell-based products and medical devices that we may develop may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. Until a new product is introduced into the medical marketplace, we will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product to be sold at a price high enough for us to generate a profit. In some foreign countries, pricing or profitability of health care products is subject to government control, which may result in low prices for our products. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Enacted and future healthcare legislation, including the ACA, may increase the difficulty and cost of obtaining marketing approval and commercializing our product candidates and may affect the prices we may set.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 205,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of March 20, 2023, there were 37,951,261 shares of common stock issued and outstanding, and 3,260,979 shares of common stock reserved for issuance upon the exercise of outstanding stock options or other stock-based awards under our 2017 Equity Incentive Plan, and 13,271,320 shares of common stock reserved for issuance upon the exercise of outstanding warrants held by Juvenescence. No shares of preferred stock are presently outstanding.

We will issue additional shares to Juvenescence if Juvenescence elects to exercise its right to convert the principal amount of its outstanding loans and loan origination fees into shares of our common stock. The number of shares that would be issuable to Juvenescence depends on the market price of our common stock and the amount of loans and origination fees that Juvenescence might elect to convert into common stock. Juvenescence may also acquire shares of AgeX common stock by exercising warrants it holds. We also have the right to convert the loans from Juvenescence into shares of our common stock if we raise new capital in at least certain amounts specified in the Secured Note, $10 Million Secured Note, and 2020 Loan Agreement. See Note 5, Related Party Transactions and Note 11, Subsequent Events to our consolidated financial statements included elsewhere in this Report.

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

Our subsidiaries may finance a portion of their operations by selling shares of their capital stock or debt securities convertible into shares of their capital stock to private investors. Sales of subsidiary shares would reduce our ownership interest in the subsidiaries, and correspondingly dilute our shareholder’s ownership interests in our consolidated enterprise. Reverse Bio has, and other AgeX subsidiaries could also have, their own stock option plans and the exercise of subsidiary stock options or the sale of restricted stock under those plans would also reduce our ownership interest in the subsidiaries, with a resulting dilutive effect on the ownership interest of our shareholders in our consolidated enterprise. Subsidiaries might also issue preferred stock having rights, preferences, and privileges senior to the rights of the subsidiary common stock we hold with respect to dividends, rights to share in distributions of our assets if the subsidiary is liquidated, or voting rights. Any subsidiary preferred stock may also be convertible into common stock on terms that would be dilutive to us as a holder of subsidiary common stock.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

On November 17, 2021, we received a letter (the “Deficiency Letter”) from the staff of the NYSE American (the “Exchange”) indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) of the Exchange Company Guide in that we have stockholders’ equity of less than $2,000,000 and have incurred losses from continuing operations and/or net losses during our two most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the Deficiency Letter provided the Exchange staff with a plan (the “Compliance Plan”) advising the Exchange staff of action we have taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards. The Exchange staff has accepted our Compliance Plan but later required us to revise the Compliance Plan as we remained out of listing compliance. On November 22, 2022, we received a notification from the staff of the Exchange indicating that the Exchange has accepted our revised listing Compliance Plan and has granted us an extension of time to regain compliance with the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide by increasing our stockholders equity to not less than $4,000,000. The Exchange staff will periodically review our adherence to the plan milestones. If we are not in compliance with the continued listing standards by May 17, 2023, or if we do not make progress consistent with the plan during the plan period, the Exchange will initiate delisting proceedings as appropriate.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal offices are located at 1101 Marina Village Parkway, Suite 201, Alameda, California in 101 square feet of leased space in a building located in an office and research park. Base monthly rent is $844 for the one year lease term that commenced on January 1, 2023. The lease also includes office furniture rental, janitorial services, utilities and internet service.

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

As of March 20, 2023, we had 232 holders of record of our common stock. This number does not include stockholders whose shares of AgeX common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

The following table shows certain information concerning the stock options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2022 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
AgeX Stock Option Plans Approved by Stockholders (1)	3,264	$2.25	5,139

(1)	This information pertains to our 2017 Equity Incentive Plan. Additional information concerning our 2017 Equity Incentive Plan and the stock options may be found in Note 8, Stock-Based Awards to the consolidated financial statements included elsewhere in this Report.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2022 and 2021, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

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

Since inception, we have incurred significant operating losses and we will need to obtain additional financing in order to continue our operations, including our research and development programs. See “Liquidity and Capital Resources” for a discussion of our available capital resources and our need for financing. Our net loss from continuing operations before interest and other expenses were $7.0 million and $8.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $116.2 million. We expect to continue to incur operating losses and negative cash flows for the foreseeable future.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate our estimates that are subject to significant judgment, including those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future consolidated financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements. There were no significant changes to the disclosures with respect to our critical accounting policies for the years ended December 31, 2022 and 2021.

Going Concern Assessment

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

Principles of Consolidation

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

AgeX’s consolidated balance sheets at December 31, 2022 and 2021 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

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

Long-Lived Intangible Assets

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

Impairment of Long-Lived Assets

Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. Through December 31, 2022, there have been no such impairment losses.

Accounting for Warrants

We determine the accounting classification of warrants we issue, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other U.S. GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 5, Related Party Transactions to our consolidated financial statements included elsewhere in this Report for additional information regarding warrants.

Stock-Based Compensation

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

Because our common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2022 and 2021, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2022 and 2021 consists of stock-based compensation under the Incentive Plan, and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

Our consolidated subsidiary ReCyte Therapeutics and our former subsidiary LifeMap Sciences had their own share-based compensation plans. For share-based compensation awards granted by those privately-held consolidated subsidiaries under their respective equity plans, we determined the fair value of the options granted under those plans using similar methodologies and assumptions we used for our stock options discussed above. None of our consolidated subsidiaries have granted stock options or other equity awards for the years ended December 31, 2022 and 2021.

Although the fair value of stock options is determined in accordance with FASB guidance, changes in the assumptions and allocations can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Income Taxes

As of December 31, 2022, the deferred tax assets and liabilities presented in Note 9, Income Taxes included elsewhere in this Report, including net operating loss carryforwards and research and development credits, represent the tax attributes of AgeX and its subsidiaries.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We provided a reserve against our federal and California research and development credits generated. The carryforward amounts for these credits have been reported net of these reserves. Accordingly, no accrued interest and penalties related to unrecognized tax benefits have been recorded as of December 31, 2022 and 2021. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. We are currently unaware of any tax issues under review.

Revenue Recognition

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

LifeMap Sciences licensed from third parties the databases and software it commercializes and had a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs were included in operating loss from discontinued operations on the consolidated statements of operations when the cash was received and the royalty obligation was incurred, as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

LifeMap Sciences did not generate sufficient revenues to meet its operating expenses. On March 15, 2021, LifeMap Sciences was acquired by a third party in a cash-out merger. See Note 3, Disposition and Deconsolidation of LifeMap Sciences to our consolidated financial statements included elsewhere in this Report.

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

On April 8, 2020, we were awarded a grant of up to approximately $386,000 from the NIH. The NIH grant provides funding for continued development of our technologies for treating stroke. The grant funds were made available by the NIH as allowable expenses were incurred. We recognized no grant revenues for the year ended December 31, 2022 as we had expended the full amount available under this grant as of December 31, 2021.

ESI BIO research products – Through ESI BIO, our research product division, we market a number of products related to human pluripotent stem cells, including research-grade PSC lines and PSC lines produced under current good manufacturing practices or “cGMP.” We offer cells from PSC lines to customers under contracts that permit the customers to utilize PSC lines for the research, development, and commercialization of cell-based therapies or other products in defined fields of application. The compensation to us for providing the PSC line cells under such contracts may include up-front payments, milestone payments related to product development, regulatory matters, and commercialization, and the payment of royalties on sales of products developed from our PSC lines. Revenues from the sale of research products are included in other revenues.

Arrangements with multiple performance obligations – Future contracts with customers may include multiple performance obligations. For such arrangements, we will allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the years ended December 31, 2022 and 2021, we did not have significant arrangements with multiple performance obligations.

Research and Development

Research and development expenses consist primarily of personnel costs and related benefits, stock-based compensation, amortization of intangible assets, and collaborative and contracted research and development fees. Research and development costs which have an alternative future use will be capitalized as intangible assets, and costs with no future benefit or alternative use will be expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant revenues recognized in the consolidated statements of operations.

General and Administrative

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, license fees paid to third parties to acquire patents or licenses to use patents and other technology, professional fees to maintain patents and trademarks, minimum annual royalties stipulated under license and sublicense agreements with third parties, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, office rent, and other miscellaneous expenses which are allocated to general and administrative expense.

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

The completion of work at the University of California at Irvine (UCI) under our Sponsored Research Agreement for the derivation of neural stem cells was slowed by COVID-19 safety procedures. We could experience similar delays under future out-sourced research arrangements.

The full extent to which the COVID-19 pandemic and the various responses might impact our business, operations and financial results in the future will depend on numerous evolving factors that we will not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the availability, effectiveness, and cost to access to current or future COVID-19 tests, vaccines and therapies. Due to the uncertain scope and duration of the COVID-19 pandemic and uncertain timing of any recovery or normalization, we are currently unable to estimate the resulting impacts on our operations and financial results. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, any customers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

Financial Operations Overview

Up until our disposition of LifeMap Sciences, our revenues were principally derived from subscription and advertising revenues from LifeMap Sciences’ online databases based upon applicable subscription or advertising periods. LifeMap Sciences was acquired by a third party through a cash-out merger during March 2021 and, as a result of that merger transaction, we no longer own interest in LifeMap Sciences and will no longer recognize any post-merger revenues attributable to LifeMap Sciences’ business. We do not have any therapeutic products approved for sale and have generated insignificant revenues from commercialized product sales, and we do not expect to generate any significant revenues from product sales for the foreseeable future.

Our operating expenses consist of research and development expenses primarily from our pre-clinical programs and general and administrative expenses. Since the layoffs of mostly research personnel in April 2020, research and development work have been scaled back and contracted out to third party service providers within the newly imposed budgetary constraints under the 2020 Loan Agreement and Secured Note. Accordingly, the historical amounts of expense presented and discussed in this Report are likely not going to be indicative of expenses during future periods.

Results of Operations

The following comparisons exclude the impact of the operations of LifeMap Sciences which have been presented in our consolidated financial results as discontinued operations. See Note 3, Disposition and Deconsolidation of LifeMap Sciences to our consolidated financial statements included elsewhere in this Report for a discussion of discontinued operations.

Comparison of Years Ended December 31, 2022 and 2021

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,		$ +Increase/	% +Increase/
	2022	2021	-Decrease	-Decrease
Grant revenues	$-	$104	$-104	$-100.0%
Other revenues	34	40	-6	-15.0%
Total revenues	34	144	-110	-76.4%
Cost of sales	(13)	(19)	-6	-31.6%
Gross profit	$21	$125	$-104	-83.2%

During the year ended December 31, 2021, we recognized income of approximately $104,000 from a grant awarded by the NIH. During the year ended December 31, 2022, we did not recognize any grant revenues as we had expended the full amount available under the NIH grant as of December 31, 2021.

During the years ended December 31, 2022 and 2021, we recognized $34,000 and $40,000, respectively, from the sale of research products. Revenues from the sale of research products are included in other revenues.

Operating Expenses

We have maintained a minimal work force since the May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,		$ +Increase/	% +Increase/
	2022	2021	-Decrease	-Decrease
Research and development expenses	$1,025	$1,456	$-431	-29.6%
General and administrative expenses	5,971	6,708	-737	-11.0%

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 decreased by more than $0.4 million to $1.0 million as compared to approximately $1.5 million in 2021. The net decrease was primarily attributable to decreases of: $0.2 million in scientific consulting; $0.1 million in outside research and services expenses; $0.1 million in fees incurred related to sponsored research agreement with a university; and $0.1 million in cash and noncash stock-based compensation expense to employees.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 decreased by $0.7 million to $6.0 million as compared to $6.7 million in 2021. The net decrease is attributable to decreases of $0.4 million in consulting expenses, $0.2 million in professional fees for legal services, $0.2 million in annual minimum royalties due under license agreements and patent and license maintenance related fees and $0.1 million in noncash stock-based compensation expense to directors. These decreases were offset to some extent by increases of $0.1 million in insurance expense and $0.1 million in professional fees for tax and accounting services.

Other Expense, Net

Other expense, net in 2022 consists primarily of $3.3 million of amortization of deferred debt issuance costs on loans from Juvenescence to interest expense, and $0.2 million change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note. Other expense, net in 2021 consists primarily of $1.1 million of amortization of deferred debt issuance costs on loans from Juvenescence to interest expense offset by approximately $437,000 of gain recognized upon forgiveness of our Paycheck Protection Program loan indebtedness (“PPP Loan”) on February 19, 2021. See Notes 5, Related Party Transactions and 6, Warrant Liability to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Income Taxes

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the year ended December 31, 2022, there was no income or loss related to foreign activities as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2022, we experienced a domestic loss from continuing operations therefore, no income tax provision was recorded for the year ended December 31, 2022.

As of December 31, 2022, we had net operating loss carryforwards of approximately $52.8 million for U.S. federal income tax purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group. However, under the Tax Matters Agreement between Lineage and AgeX, any use of a member’s NOLs and other tax credit carryforwards by the other member is subject to reimbursement by the benefiting member for the actual tax benefit realized.

As of December 31, 2022, we had net operating losses of approximately $14.9 million for California purposes.

Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2042.

As of December 31, 2022, we had research and development tax credit carryforwards for federal and state tax purposes of $0.9 million and $0.6 million, respectively. The federal tax credits expire between 2028 and 2042, while the state tax credits have no expiration date.

As of December 31, 2022, we had capital loss carryforwards for federal and state tax purposes of $12.4 million and $5.9 million, respectively. The federal and California capital loss carryforwards will expire in 2026.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $116.2 million as of December 31, 2022. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020, primarily impacting research and development personnel, and the elimination of our leased laboratory facility. These down-sizing adjustments to our operations will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and potential additional loans that may become available to us from Juvenescence under the 2022 Secured Note, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5, Related Party Transactions to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of March 20, 2023, we had borrowed a total of $32,160,000 from Juvenescence. The loans from Juvenescence prohibit us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow fund through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15 million in debt or equity capital by May 15, 2023. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations for the Secured Note and $10 Million Secured Note loans. The outstanding amounts under the 2020 Loan Agreement, the Secured Note, and the $10 Million Secured Note will become due and payable upon maturity on March 30, 2024, February 14, 2024, and March 13, 2026, respectively. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued or issuable to Juvenescence in connection with the loans made to us could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us funds.

We may sell up to $12.1 million of common stock in “at-the-market” transactions through a Sales Agreement with Chardan. The actual market value of common shares that we may sell during any 12 month period will be limited to one-third of aggregate market value of our common stock held by stockholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. We do not have any other committed sources of funds for additional financing.

Although we have been able to reduce our operating expenses by eliminating internal research and development activities and focusing instead on out-sourcing research and development and seeking licensing arrangements for our technologies, this approach has also made it more difficult for us to make progress in developing our target product candidates and technologies, which in turn may make it more difficult for us to raise capital.

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

Summary of Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities from continuing operations	$(5,939)	$(7,765)
Operating activities from discontinued operations	-	(90)
Investing activities from continuing operations	-	716
Investing activities from discontinued operations	-	(50)
Financing activities from continuing operations	6,000	7,496
Financing activities from discontinued operations	-	(250)
Net change in cash, cash equivalents, and restricted cash	$61	$57

Operating Activities

Net loss attributable to us for the year ended December 31, 2022 amounted to $10.5 million. Net cash used in operating activities from continuing operations during this period amounted to $5.9 million. The difference between the net loss attributable to us and net cash used in operating activities from continuing operations during the year ended December 31, 2022 was primarily attributable to $3.3 million in amortization of intangible assets and deferred debt issuance costs, $1.1 million net change in working capital from operating activities, $0.8 million in stock-based compensation expense, $0.2 million loss on change in fair value of warrants, and more than $0.2 million in related party payables. These amounts were offset to some extent by $1.0 million of financed insurance premiums and $0.1 million in net loss attributable to noncontrolling interest. See Notes 5, Related Party Transactions and 6, Warrant Liability to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Investing Activities

During the year ended December 31, 2022, AgeX had no investing activities.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities from continuing operations amounted to $6.0 million, which was attributable to the $0.5 million drawn against the final remaining funds available under the 2020 Loan Agreement and the $12.7 million drawn against the $13.2 million made available under the Secured Note entered into with Juvenescence in February 2022 of which $7.2 million was used to refinance the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See Note 5, Related Party Transactions to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

AgeX Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

AgeX Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgeX Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit at December 31, 2022, and insufficient cash and cash equivalents and loan proceeds at December 31, 2022 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets Impairment Assessment – Long-Lived Intangible Assets

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s long-lived net intangible assets, which consisted primarily of patents and acquired in-process research and development, had a balance of $0.7 million as of December 31, 2022.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, obtaining an understanding of and evaluating management’s process for identifying potential impairment events; evaluating the appropriateness of the cash flow model used in the impairment testing process; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of the significant assumptions used by management, including the future cash flow projections. We evaluated the reasonableness of management’s assumptions for future cash flow projections in consideration of (i) the current and past performance of the asset group, (ii) the consistency with external market and industry data, (iii) peer companies and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.
San Francisco, California
March 31, 2023

PCAOB ID Number 100

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$645	$584
Accounts and grants receivable, net	4	25
Prepaid expenses and other current assets	1,804	1,625
Total current assets	2,453	2,234

Restricted cash	50	50
Intangible assets, net	738	870
TOTAL ASSETS	$3,241	$3,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,034	$771
Loan due to Juvenescence, net of debt issuance costs, current portion	7,646	7,140
Related party payables, net	141	70
Warrant liability	180	-
Insurance premium liability and other current liabilities	1,077	986
Total current liabilities	10,078	8,967

Loan due to Juvenescence, net of debt issuance costs, net of current portion	10,478	6,062
TOTAL LIABILITIES	20,556	15,029

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000 and 100,000 shares authorized, respectively; 37,949 and 37,941 shares issued and outstanding, respectively	4	4
Additional paid-in capital	98,994	93,912
Accumulated deficit	(116,210)	(105,748)
Total AgeX Therapeutics, Inc. stockholders’ deficit	(17,212)	(11,832)
Noncontrolling interest	(103)	(43)
Total stockholders’ deficit	(17,315)	(11,875)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,241	$3,154

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
REVENUES
Grant revenues	$-	$104
Other revenues	34	40
Total revenues	34	144

Cost of sales	(13)	(19)

Gross profit	21	125

OPERATING EXPENSES
Research and development	1,025	1,456
General and administrative	5,971	6,708
Total operating expenses	6,996	8,164

Gain on deconsolidation of LifeMap Sciences (Note 3)	-	106

Loss from operations	(6,975)	(7,933)

OTHER EXPENSE, NET
Interest expense, net	(3,335)	(1,097)
Change in fair value of warrants (Note 6)	(225)	-
Other income, net	13	448
Total other expense, net	(3,547)	(649)

NET LOSS FROM CONTINUING OPERATIONS	(10,522)	(8,582)

NET LOSS FROM DISCONTINUED OPERATIONS (Note 3)	-	(103)

NET LOSS	(10,522)	(8,685)
Net loss attributable to noncontrolling interest from continuing operations	60	3
Net loss attributable to noncontrolling interest from discontinued operations	-	7

NET LOSS ATTRIBUTABLE TO AGEX	$(10,462)	$(8,675)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED
Continuing operations	$(0.28)	$(0.23)
Discontinued operations	-	-
	$(0.28)	$(0.23)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,945	37,886

AMOUNTS ATTRIBUTABLE TO AGEX:
Loss from continuing operations	$(10,462)	$(8,579)
Loss from discontinued operations	-	(96)
NET LOSS ATTRIBUTABLE TO AGEX	$(10,462)	$(8,675)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021
NET LOSS	$(10,522)	$(8,685)
Other comprehensive expense, net of tax:
Foreign currency translation adjustments from discontinued operations	-	(143)
COMPREHENSIVE LOSS	(10,522)	(8,828)
Less: Comprehensive loss attributable to noncontrolling interest from continuing operations	60	3
Less: Comprehensive loss attributable to noncontrolling interest from discontinued operations	-	7
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(10,462)	$(8,818)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Comprehensive Income	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2020	37,691	$4	$91,810	$(97,073)	$(280)	$143	$(5,396)

Issuance of common stock	242	-	475	-	-	-	475
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	8	-	(7)	-	-	-	(7)
Issuance of warrants	-	-	757	-	-	-	757
Stock-based compensation	-	-	1,003	-	-	-	1,003
Transactions with noncontrolling interests – LifeMap Sciences	-	-	(269)	-	269	-	-
Deconsolidation of LifeMap Sciences	-	-	143	-	(22)	(143)	(22)
Net loss	-	-	-	(8,675)	(10)	-	(8,685)
BALANCE AT DECEMBER 31, 2021	37,941	4	93,912	(105,748)	(43)	-	(11,875)

Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	8	-	(4)	-	-	-	(4)
Issuance of warrants	-	-	178	-	-	-	178
Fair value of liability classified warrants issued	-	-	4,148	-	-	-	4,148
Stock-based compensation	-	-	760	-	-	-	760
Net loss	-	-	-	(10,462)	(60)	-	(10,522)
BALANCE AT DECEMBER 31, 2022	37,949	$4	$98,994	$(116,210)	$(103)	$-	$(17,315)

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss attributable to AgeX from continuing operations	$(10,462)	$(8,579)
Net loss attributable to noncontrolling interest	(60)	(3)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Gain on deconsolidation of LifeMap Sciences (Note 3)	-	(106)
Gain on extinguishment of debt (Paycheck Protection Program loan)	-	(437)
Change in fair value of warrants (Note 6)	225	-
Amortization of intangible assets	132	131
Amortization of debt issuance costs	3,137	1,114
Stock-based compensation	760	999
Changes in operating assets and liabilities:
Accounts and grants receivable	21	128
Prepaid expenses and other current assets	896	760
Accounts payable and accrued liabilities	144	(772)
Related party payables	255	-
Insurance premium liability	(983)	(921)
Other current liabilities	(4)	(79)
Net cash used in operating activities from continuing operations	(5,939)	(7,765)
Net cash used in operating activities from discontinued operations (Note 3)	-	(90)
Net cash used in operating activities	(5,939)	(7,855)

INVESTING ACTIVITIES:
Proceeds from the sale of LifeMap Sciences (Note 3)	-	466
Partial collection on loan due from LifeMap Sciences	-	250
Net cash provided by investing activities from continuing operations	-	716
Deconsolidation of cash and cash equivalents from discontinued operations (Note 3)	-	(50)
Net cash provided by investing activities	-	666

FINANCING ACTIVITIES:
Draw down on loan facilities from Juvenescence	6,000	7,000
Proceeds from the issuance of common stock	-	496
Net cash provided by financing activities from continuing operations	6,000	7,496
Partial payment on loan due to AgeX from discontinued operations (Note 3)	-	(250)
Net cash provided by financing activities	6,000	7,246

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	61	57

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	634	577
At end of the year	$695	$634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$14	$13

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon vesting of restricted stock units (Note 8)	$8	$16
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$178	$757
Issuance of warrants for debt issuance under the Secured Note (Note 6)	$4,148	$-
Debt refinanced with new debt (Note 5)	$7,160	$-

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

AgeX Therapeutics, Inc. (“AgeX,” “we,” “our,” or “us”) was incorporated in January 2017 in the state of Delaware as a subsidiary of Lineage Cell Therapeutics, Inc. (“Lineage,” formerly known as BioTime, Inc.), a publicly traded, clinical-stage biotechnology company.

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

On November 28, 2018 (the “Distribution Date”), Lineage distributed to its shareholders, on a pro rata basis, 12,697,028 shares of the AgeX common stock it then held (the “Distribution”). Immediately after the Distribution, Lineage retained 1,718,972 shares of AgeX common stock, representing approximately 4.8% of the common stock then issued and outstanding. Following the Distribution, AgeX common stock began publicly trading on the NYSE American under the symbol “AGE.”

Disposition and Deconsolidation of LifeMap Sciences

On March 6, 2021, AgeX and its then majority-owned subsidiary LifeMap Sciences, Inc. (“LifeMap Sciences”) entered into an Agreement and Plan of Merger (the “LifeMap Merger Agreement”) with Atlas Capital Partners Limited, a British Virgin Islands company limited by shares (“Atlas”), and GCLMS Acquisition Corporation (“GCLMS”), a Delaware corporation that was a wholly-owned subsidiary of Atlas. On March 15, 2021, the merger was completed pursuant to the terms of the LifeMap Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of a $500,000 cash payment for all shares of LifeMap Sciences common stock in the aggregate (the “LifeMap Merger Consideration”), with each LifeMap Sciences shareholder’s pro rata portion of the LifeMap Merger Consideration to be determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the LifeMap Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the LifeMap Merger Agreement, $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

As a result of the completion of the cash-out merger on March 15, 2021, LifeMap Sciences is no longer a subsidiary of AgeX. Accordingly, AgeX has deconsolidated LifeMap Sciences’ consolidated financial statements and consolidated results of operations from AgeX, effective March 15, 2021 (the “LifeMap Deconsolidation”), in accordance with Accounting Standards Codification (“ASC”) 810-10-40, Consolidation.

See Note 3, Disposition and Deconsolidation of LifeMap Sciences for additional information regarding the disposition and deconsolidation of LifeMap Sciences.

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder Juvenescence. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $116.2 million as of December 31, 2022. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.6 million as of December 31, 2022 plus the loan facilities provided by Juvenescence to advance up to an additional $1.0 million for operating capital discussed in Note 11, Subsequent Events and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital Markets, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AgeX’s consolidated balance sheets at December 31, 2022 and 2021 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021. LifeMap Sciences’ consolidated financial statements and consolidated results of operations include its wholly-owned and consolidated subsidiary, LifeMap Sciences, Ltd.

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

AgeX has three subsidiaries, Reverse Bioengineering, Inc. (“Reverse Bio”), ReCyte Therapeutics, Inc. (“ReCyte”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Reverse Bio is a wholly owned subsidiary of AgeX through which AgeX plans to finance its iTRTM research and development efforts. To the extent that such financing is obtained through the sale of capital stock or other equity securities to investors or other biopharma companies by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. NeuroAirmid is jointly owned by AgeX with the University of California – Irvine and certain researchers and was recently organized to pursue clinical development and commercialization of cell therapies, focusing initially on Huntington’s Disease. AgeX owns 50% of the outstanding capital stock of NeuroAirmid. AgeX consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per ASC 810, Consolidation.

All material intercompany accounts and transactions between AgeX and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, AgeX’s future results of operations will be affected. See Note 6, Warrant Liability for discussion on estimated change in fair value of warrant liability.

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

Liquidity and Impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. Although AgeX has been able to reduce its operating expenses by eliminating internal research and development activities and focusing instead on out-sourcing research and development and seeking licensing arrangements for AgeX technologies, this approach has also made it more difficult for AgeX to make progress in developing its target product candidates and technologies, which in turn may make it more difficult for AgeX to raise capital. The availability of financing also may be adversely impacted by the COVID-19 pandemic which disrupt aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

2. Summary of Significant Accounting Policies

Going Concern Assessment

AgeX assesses going concern uncertainty for its consolidated financial statements to determine if AgeX has sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued, which is referred to as the “look-forward period” as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to AgeX, AgeX will consider various scenarios, forecasts, projections, and estimates, and AgeX will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, AgeX makes certain assumptions concerning its ability to curtail or delay research and development programs and expenditures within the look-forward period in accordance with ASU No. 2014-15 (see Note 1, Organization, Basis of Presentation and Liquidity).

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

The carrying values of cash equivalents, accounts receivable and accounts payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The credit facility is reported at fair value as it bears market rates of interest. Fair values for the AgeX’s warrant liabilities are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value (ASC 820-10-50, Fair Value Measurements and Disclosures):

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

The following table summarizes fair value measurements by level as of December 31, 2022 for liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$180	$180

There were no warrant liabilities as of December 31, 2021. See Note 6, Warrant Liability for additional information on accounting for liability classified warrants and level 3 rollforward table.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations, are discussed further in Note 6, Warrant Liability. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date.

Cash and Cash Equivalents

AgeX considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, AgeX’s cash balances totaled $0.6 million and $0.6 million, respectively, and consist entirely of bank account deposits and amounts held in money market funds.

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

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows for all periods presented is as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$645	$584
Restricted cash (1)	50	50
Cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$695	$634

(1)	Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program. All restricted cash was included in deposits in the consolidated balance sheets.

Accounts Receivable, Net

AgeX establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There were no amounts reserved for doubtful accounts as of December 31, 2022 and 2021.

Long-Lived Intangible Assets, Net

Long-lived intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) and patents is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years (see Note 4, Selected Balance Sheet Components).

Impairment of Long-Lived Assets

AgeX assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. AgeX’s long-lived assets consist entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of December 31, 2022, there has been no impairment of long-lived assets.

Leases

AgeX accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASC 842”), and its subsequent amendments affecting AgeX, which are: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method. AgeX management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, AgeX continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, and as applicable, AgeX accounts for the lease and non-lease components as a single lease component. AgeX recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheets.

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

On November 3, 2020, AgeX entered into a one-year lease effective January 1, 2021 for 135 square feet of office space in a building in an office and research park in Alameda, California. Base monthly rent was $947 over the lease term. AgeX renewed this lease for 12 months effective January 1, 2022 for base monthly rent of $1,074. In October 2022, AgeX entered into a new 12 month lease for a slightly less space in the same building effective January 1, 2023 for base monthly rent of $844. AgeX elected to not apply the recognition requirements under ASC 842 and instead recognized the lease payments as lease costs on a straight-line basis over the lease term, as the amount of the lease payments were not deemed material.

Accounting for Warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable provisions of U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of December 31, 2022. See Notes 5, Related Party Transactions and 6, Warrant Liability for additional information regarding AgeX warrants.

Stock-Based Compensation

AgeX recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with FASB ASC 718, Compensation – Stock Compensation.

AgeX estimates the fair value of employee stock-based payment awards on the grant-date and recognizes the resulting fair value, net of estimated forfeitures for grants prior to 2017, over the requisite service period. Upon adoption of ASU 2016-09 on January 1, 2017 as further discussed below, forfeitures are accounted for as they occur instead of based on the number of awards that were expected to vest prior to adoption of ASU 2016-09.

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

The Black-Scholes option pricing model requires AgeX to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield (see Note 8, Stock-Based Awards).

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

Because AgeX’s common stock has public trading history of fewer than five years, AgeX has estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options, which may exceed five years. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2022 and 2021 consists of stock-based compensation under the AgeX 2017 Equity Incentive Plan (see Note 8, Stock-Based Awards).

Certain of AgeX’s consolidated subsidiaries have had their own share-based compensation plans; however, there are no awards granted and outstanding under those plans as of December 31, 2022 and 2021. For share-based compensation awards granted by privately held consolidated subsidiaries under their respective equity plans, AgeX determines the fair value of the options granted under those plans using similar methodologies and assumptions AgeX used for its stock options discussed above.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. AgeX recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No unrecognized tax benefits have been recorded and no amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. AgeX does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. AgeX is currently unaware of any tax issues under review.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at a loss; therefore, no GILTI was included in income. For the year ended December 31, 2022, there was no income or loss related to foreign activity as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

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

Revenue recognition by source and geography – Revenues are recognized when control of the promised goods or services is transferred to customers, or in the case of governmental entities funding a grant, when allowable expenses are incurred, in an amount that reflects the consideration AgeX or a subsidiary, depending on which company has the customer or the grant, expects to be entitled to in exchange for those goods or services.

The following table presents AgeX’s consolidated revenues disaggregated by source for continuing operations (in thousands):

	Year Ended December 31,
REVENUES:	2022	2021
Grant revenues	$-	$104
Other revenues	34	40
Total revenues	$34	$144

The following table presents consolidated revenues for continuing operations (in thousands), disaggregated by geography, based on the billing addresses of customers:

	Year Ended December 31,
REVENUES:	2022	2021
United States	$10	$107
Foreign	24	37
Total revenues	$34	$144

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

LifeMap Sciences recognized $0.3 million in subscription and advertisement revenues for the year ended December 31, 2021, which is included in operating loss from discontinued operations, and is for revenues earned through March 15, 2021. As a result of the LifeMap Deconsolidation, AgeX does not expect to earn subscription and advertising revenues in subsequent accounting periods. See Note 3, Disposition and Deconsolidation of LifeMap Sciences for further information on the disposition and deconsolidation of LifeMap Sciences.

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

On April 8, 2020, AgeX was awarded a grant of up to approximately $386,000 from the National Institutes of Health (“NIH”). The NIH grant provided funding for continued development of AgeX’s technologies for treating stroke. The grant funds were made available by the NIH to AgeX as allowable expenses were incurred. For the year ended December 31, 2021, AgeX incurred approximately $104,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. AgeX recognized no grant revenues for the year ended December 31, 2022 as AgeX had expended the full amount available under this grant as of December 31, 2021.

ESI BIO research products – AgeX, through its ESI BIO research product division, markets a number of products related to human pluripotent stem cells (“PSC lines”), including research-grade PSC lines and PSC lines produced under current good manufacturing practices or “cGMP.” AgeX offers cells from PSC lines to customers under contracts that permit the customers to utilize PSC lines for the research, development, and commercialization of cell-based therapies or other products in defined fields of application. The compensation to AgeX for providing the PSC line cells under such contracts may include up-front payments, milestone payments related to product development, regulatory matters, and commercialization, and the payment of royalties on sales of products developed from AgeX PSC lines. Revenues from the sale of research products are included in other revenues.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the years ended December 31, 2022 and 2021, AgeX did not have significant arrangements with multiple performance obligations.

Research and Development

Research and development expenses consist primarily of personnel costs and related benefits, stock-based compensation, amortization of intangible assets, and collaborative and contracted research and development fees. Research and development costs which have an alternative future use will be capitalized as intangible assets, and costs with no future benefit or alternative use will be expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant revenues recognized in the consolidated statements of operations.

General and Administrative

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, license fees paid to third parties to acquire patents or licenses to use patents and other technology, professional fees to maintain patents and trademarks, minimum annual royalties stipulated under license and sublicense agreements with third parties, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, office rent, and other miscellaneous expenses which are allocated to general and administrative expense.

Foreign Currency Transaction Gains and Losses

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

Basic and Diluted Net Loss per Share Attributable to Common Stockholders

Basic loss per share is calculated by dividing net loss attributable to AgeX common stockholders by the weighted-average number of shares of common stock outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by AgeX, if any, during the period. Diluted loss per share is calculated by dividing the net income attributable to AgeX common stockholders, if any, by the weighted-average number of shares of common stock outstanding, adjusted for the effects of potentially dilutive common stock issuable under outstanding stock options, warrants, and restricted stock units, using the treasury-stock method, and convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the years ended December 31, 2022 and 2021, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted-average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	3,297	3,145
Warrants (1)	9,558	3,492
Restricted stock units	10	23

(1)	As of December 31, 2022 and 2021, AgeX issued Juvenescence warrants to purchase 12,129,260 and 3,512,098 shares, respectively, of AgeX common stock as consideration for the loan agreements discussed in Note 5, Related Party Transactions.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment in this update addresses how an issuer should account for modifications made to equity-classified written call options. The guidance in the standard requires the issuer to treat a modification of an equity-classified call option that does not cause the instrument to become liability-classified as an exchange of the original call option for a new call option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the call option or as termination of the original call option and issuance of a new call option. The Emerging Issues Task Force (EITF) concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. Amendments in the new standard are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this ASU in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. AgeX adopted this standard as of January 1, 2022, and it did not have a material impact on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments are effective for all entities within their scope, which excludes not-for-profit entities and employee benefit plans, for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendment is permitted. AgeX adopted this standard as of January 1, 2022, and it did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The standard is applicable to all financial assets (and net investment in leases) that are not accounted for at fair value through net income, such as trade receivables, loans, debt securities, and net investment in leases, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. ASU 2016-13 is effective for AgeX beginning January 1, 2023 and is not expected to have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which amends the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in ASC 326 and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for AgeX on January 1, 2023, including interim periods. Early adoption is permitted, and the amendment applied prospectively, except for the recognition and remeasurement of troubled debt restructurings. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. AgeX does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. AgeX reviewed the provisions of the CARES Act but does not expect it to have a material impact to its tax provision or its consolidated financial statements. AgeX obtained a loan under the Paycheck Protection Program under the CARES Act, the repayment of which was forgiven in February 2021.

3. Disposition and Deconsolidation of LifeMap Sciences

Discontinued Operations

On March 6, 2021, AgeX and LifeMap Sciences entered into the LifeMap Merger Agreement with Atlas and GCLMS. On March 15, 2021, the merger was completed pursuant to the terms of the LifeMap Merger Agreement. As a result of the merger, GCLMS merged into LifeMap Sciences and (a) the shares of LifeMap Sciences common stock outstanding at the time of the merger entitled the holders of those shares to receive a pro rata portion of the $500,000 total LifeMap Merger Consideration, with each LifeMap Sciences shareholder’s pro rata portion of the LifeMap Merger Consideration determined in accordance with the number of shares of LifeMap Sciences common stock owned by such shareholder as a percentage of shares of LifeMap Sciences common stock outstanding immediately before the effective date of the merger, and (b) the outstanding shares of GCLMS common stock were converted into shares of LifeMap Sciences common stock so that Atlas is now the sole shareholder of LifeMap Sciences.

AgeX received approximately $466,400 in cash as its pro rata share of the LifeMap Merger Consideration in the merger. Prior to and as a condition to the merger under the terms of the LifeMap Merger Agreement, $1,761,296 of LifeMap Sciences’ indebtedness to AgeX was converted into shares of LifeMap Sciences common stock. LifeMap Sciences also paid AgeX $250,000 in cash to pay off a portion of LifeMap Sciences’ indebtedness to AgeX that was not converted into shares of LifeMap Sciences common stock.

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

Year Ended December 31, 2021
Net revenues	$277
Costs, operating and other expenses	(380)
Loss from discontinued operations	(103)
Net loss from discontinued operations attributable to noncontrolling interest	7
Loss from discontinued operations (1)	$(96)

(1)	Does not include $106,000 gain on the deconsolidation of LifeMap Sciences recognized by AgeX. When dispositions occur in the normal course of business, gains or losses on the sale of such businesses or assets are recognized in the income statement. The gain on the sale of LifeMap Sciences is presented in the line item Gain on deconsolidation of LifeMap Sciences. There were no gains or losses resulting from the sale of businesses or assets that did not meet the criteria for a discontinued operation during the year ended December 31, 2021.

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

AgeX’s consolidated balance sheets at December 31, 2022 and 2021 do not include LifeMap Sciences’ consolidated assets and liabilities due to the deconsolidation of LifeMap Sciences on March 15, 2021.

AgeX’s consolidated statement of operations for the year ended December 31, 2021 includes LifeMap Sciences’ consolidated results for the period through March 15, 2021 rather than the day immediately preceding the LifeMap Deconsolidation due to the conversion of $1,761,296 of LifeMap Sciences’ indebtedness to AgeX into shares of LifeMap Sciences common stock on March 15, 2021 followed by the completion of the cash-out merger on the same day.

AgeX recognized a gain of $106,000 from the LifeMap Deconsolidation. The sale of LifeMap Sciences was a taxable transaction to AgeX; however, no income tax is due as the transaction resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

4. Selected Balance Sheet Components

Intangible Assets, Net

On August 13, 2018, AgeX entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Escape Therapeutics, Inc. (“Escape”) pursuant to which AgeX acquired certain patents and patent applications related primarily to methods of modifying cells and tissues and certain pluripotent stem cell lines so as to reduce their risk of being rejected when transplanted. This technology is called “UniverCyte™.” AgeX paid Escape $1,072,436 in cash and issued 80,000 shares of AgeX common stock, with an approximate value of $240,000, for aggregate acquisition cost of $1.3 million for the UniverCyte™ assets. The Purchase Agreement was considered an asset acquisition rather than a business combination in accordance with ASC 805-50, Business Combinations.

ASC 730-10-25(c), Research and Development – Intangible Assets Purchased from Others, provides guidance for acquisition and capitalization of the cost of intangible assets purchased from others in an asset acquisition that have alternative future uses in other research and development projects. These intangible assets are referred to as acquired IPR&D with alternative future uses and are accounted for as intangible assets and amortized to research and development over their useful life. Acquired IPR&D in an asset acquisition that does not have any alternative future uses is expensed under the same guidance. As an initial focus, AgeX intends to use the UniverCyte™ technology in the development of its two lead products, AGEX-BAT1 and AGEX-VASC1 for the treatment of Type II diabetes and cardiovascular aging, respectively. Accordingly, AgeX recorded the UniverCyte™ technology acquired from Escape as IPR&D intangible assets with alternative future uses in accordance with ASC 730-10-25(c) and is amortizing those assets to research and development expense over their estimated 10-year useful life.

In addition to the purchase price, AgeX will pay Escape a royalty of less than 1% on net sales of products, processes and services under the acquired patents, if the assets are commercialized. Additional shares of AgeX common stock totaling up to $4.3 million of market value will also be issued to Escape upon the attainment of development and regulatory approval milestones by AgeX for each product covered by the acquired patents. Contingent consideration in an asset acquisition is generally recorded when probable and estimable in accordance with ASC 450, Contingencies. Accordingly, none of the milestone payments have been accrued since the attainment of any milestone in the Purchase Agreement was not probable as of December 31, 2022.

AgeX has also agreed to engage Escape’s chief executive officer as a consultant for a period of up to three years to assist AgeX in utilizing the acquired patents. AgeX paid $200,000 per year in consulting fees as services were performed, included in research and development expenses up until the agreement expired in August 2021.

AgeX estimated the future undiscounted cash flows expected to be received from the assets developed through the use of the UniverCyte™ technology when commercialized. The estimate of the future undiscounted cash flows considered AgeX’s financial condition and the royalties that may become payable to Escape.

At December 31, 2022 and 2021, intangible assets, primarily consisting of acquired IPR&D and patents, and accumulated amortization were as follows (in thousands):

	December 31,
	2022	2021
Intangible assets	$1,312	$1,312
Accumulated amortization	(574)	(442)
Total intangible assets, net	$738	$870

AgeX recognized $132,000 and $131,000 in amortization expense of intangible assets for continuing operations, included in research and development expenses, for the years ended December 31, 2022 and 2021, respectively.

Amortization expense of intangible assets for discontinued operations for the year ended December 31, 2021 amounted to $89,000. See Note 3, Disposition and Deconsolidation of LifeMap Sciences for discussion of discontinued operations.

Amortization of intangible assets for periods subsequent to December 31, 2022 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2023	$131
2024	132
2025	131
2026	131
Thereafter	213
Total	$738

Accounts Payable and Accrued Liabilities

At December 31, 2022 and 2021, accounts payable and accrued liabilities were comprised of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$568	$193
Accrued compensation	193	212
Accrued vendors and other expenses	273	366
Total accounts payable and accrued liabilities	$1,034	$771

5. Related Party Transactions

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement which extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 to the 2019 Loan Agreement which increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See discussion regarding 2022 Secured Convertible Promissory Note within this Note 5.

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit for a period of 18 months. Through December 31, 2022, AgeX had drawn the full $8.0 million line of credit. AgeX issued to Juvenescence 28,500 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3.0 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”). The number of 2020 Warrants issued was determined by the warrant formula described below. The repayment date for the outstanding principal balance of the loan under the 2020 Loan Agreement will be March 30, 2024 (see Note 11, Subsequent Events).

Default Provisions – The loan balance may become immediately due and payable prior to the mandatory repayment date if an Event of Default occurs. Events of Default under the 2020 Loan Agreement include the following: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2020 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2020 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally; (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days; (vi) it becomes illegal for AgeX to perform its obligations under the 2020 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2020 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2020 Loan Agreement; (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2020 Loan Agreement; (x) AgeX or a designated subsidiary sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of their assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves; (xi) AgeX or a designated subsidiary contests the validity of its obligations under the 2020 Loan Agreement or other related agreement with Juvenescence; (xii) any representation, warranty, or other statement made by AgeX or a designated subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading: and (xiii) AgeX or a designated subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

2020 Warrants — Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of December 31, 2022, AgeX had issued to Juvenescence 2020 Warrants to purchase 3,670,663 shares of AgeX common stock. The exercise prices of the 2020 Warrants issued through December 31, 2022 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Conversion of Loan Amounts to Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. The conversion price per share or units shall be the lowest price at which shares or units are sold. Juvenescence may convert the loan balance in whole or in part into AgeX common stock at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice Juvenescence’s election to convert the loan or a portion thereof into common stock.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under the 2019 Loan Agreement with Juvenescence. During the year ended December 31, 2022, AgeX borrowed an additional $4.5 million under the Secured Note. During January 2023, AgeX borrowed an additional $500,000 under the Secured Note and during February 2023 the Secured Note was amended and restated to increase the total line of credit available by $2,000,000 and the date by which additional funds can be drawn was extended to May 9, 2023. The outstanding principal balance of the Secured Note, as amended will become due and payable on February 14, 2024. See Note 11, Subsequent Events for additional information on the amended and restated Secured Note.

As an arrangement fee for the Secured Note, AgeX will pay Juvenescence an origination fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the repayment date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the Secured Note.

2022 Warrants – Upon each drawdown of funds under the Secured Note, AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants will be governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants to be issued will be equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price will be the last closing price per share of AgeX common stock on the NYSE American or other national securities exchange preceding the delivery of the notice from AgeX requesting a draw of funds that triggers the obligation to issue 2022 Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading days. The exercise price of the 2022 Warrants will be the applicable Market Price. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

As of December 31, 2022, AgeX had issued to Juvenescence 2022 Warrants to purchase 8,458,597 shares of AgeX common stock. The exercise prices of the 2022 Warrants issued through December 31, 2022 range from $0.59 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Conversion of Loan Amounts to Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. The conversion price per share or units shall be the lowest price at which shares or units are sold. Juvenescence may convert the loan balance in whole or in part into AgeX common stock at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice Juvenescence’s election to convert the loan or a portion thereof into common stock.

Default Provisions – The loan balance and origination fees may become immediately due and payable prior to the mandatory repayment date if an Event of Default occurs. Events of Default under the Secured Note include the following: (a) AgeX fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the Secured Note; (b) AgeX fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the Secured Note or the Security Agreement described below or any other agreement executed in connection with the Secured Note (the “Loan Documents”) and the failure is not remedied within three business days; (c) AgeX fails to perform any of its covenants or obligations or fail to satisfy any of the conditions under the Secured Note or any other Loan Document and, such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to AgeX and (ii) actual knowledge of the failure by senior officers of AgeX; (d) if any indebtedness of AgeX in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of AgeX in excess of $25,000 is not paid on its due date; (e) AgeX stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of AgeX and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for AgeX or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for AgeX to perform all or any of its obligations under the Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable AgeX to comply with its obligations under the Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes AgeX or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the Secured Note; (j) AgeX, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of the AgeX’s business, could not reasonably be expected to have a material adverse effect and does not result from AgeX’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall be contested by AgeX or a subsidiary; (iv) AgeX shall assert that its obligations under the Secured Note or any other Loan Document shall be invalid or unenforceable; or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of AgeX and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX to perform any of its obligations under the Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by AgeX in the Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Restrictive Covenants – The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15.0 million in debt or equity financing by May 15, 2023 (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

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

Debt Issuance Costs

In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, all debt issuance costs are recorded as a discount on the debt and amortized to interest expense over the term of the loan agreement using the effective interest method. Direct debt issuance costs include but are not limited to legal fees, debt origination fees, estimated fair market value of common stock and warrants issued in connection with the loan agreements, and NYSE American additional listing fees for the underlying shares of warrants issued with each drawdown of funds.

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of December 31, 2022 (in thousands):

	Drawdown of Funds	Origination Fee	Amount Refinanced	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
2019 Loan Agreement	$7,000	$160	$(7,160)	$-	$(494)	$494	$-
2020 Loan Agreement	8,000	-	-	8,000	(2,805)	2,451	7,646
2022 Secured Note	12,660	691	-	13,351	(4,720)	1,847	10,478
	$27,660	$851	$(7,160)	$21,351	$(8,019)	$4,792	$18,124

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of December 31, 2021 (in thousands):

	Drawdown of Funds	Origination Fee	Amount Refinanced	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
2019 Loan Agreement	$7,000	$160	$-	$7,160	$(494)	$474	$7,140
2020 Loan Agreement	7,500	-	-	7,500	(2,620)	1,182	6,062
	$14,500	$160	$-	$14,660	$(3,114)	$1,656	$13,202

Related Party Payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. As of December 31, 2022 and 2021, AgeX had approximately $141,000 and $70,000, respectively, payable to Juvenescence for COO services rendered, included in related party payables, net of certain expenses owed by Juvenescence to AgeX, on the consolidated balance sheets.

6. Warrant Liability

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, Distinguishing Liabilities from Equity, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or the warrants must or may require AgeX to issue a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable provisions of U.S. GAAP.

As a condition of each amount drawn from the Secured Note, on receipt of each amount drawn AgeX shall grant to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price is based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice (see Note 5, Related Party Transactions).

Given AgeX’s history, it is AgeX’s judgement that it is more likely than not that AgeX will utilize the full credit available under the Secured Note and accordingly warrants will be issued for each of the advances made within the credit availability period consisting of the 12 month period starting February 14, 2022. After all relevant assessments, AgeX determined that the warrants issued under the Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, the number of warrants that would have been issued if the amount of credit under the Secured Note was drawn in full is measured at the inception date at fair value and recognized as a warrant liability on the balance sheet, adjusted for the fair value of warrants actually issued upon each advance, and subsequently the number of warrants that may be issued for the remaining credit available is re-measured at each reporting period with changes being recorded as a component of net other expense in the consolidated statements of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Exercise Price (1)	Warrant Expiration Date (2)	Stock Price (3)	Interest Rate (annual) (4)	Volatility (annual) (5)	Time to Maturity (Years)	Calculated Fair Value per Share
Inception Date: 2/14/2022	$0.780	13-Feb-25	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/14/2022	$0.780	13-Feb-25	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/15/2022	$0.780	14-Feb-25	$0.747	1.80%	123.28%	3	$0.535
Period Ended 3/31/2022	$0.940	30-Mar-25	$0.854	2.45%	123.28%	3	$0.607
Issuance Date: 4/4/2022	$0.880	3-Apr-25	$0.819	2.61%	123.31%	3	$0.585
Issuance Date: 6/6/2022	$0.711	5-Jun-25	$0.800	2.94%	122.62%	3	$0.592
Period Ended 6/30/2022	$0.600	29-Jun-25	$0.576	2.99%	122.21%	3	$0.413
Issuance Date: 8/16/2022	$0.670	15-Aug-25	$0.640	3.19%	121.37%	3	$0.457
Period Ended 9/30/2022	$0.610	29-Sep-25	$0.562	4.25%	121.49%	3	$0.401
Issuance Date: 10/21/2022	$0.690	20-Oct-25	$0.620	4.52%	120.51%	3	$0.439
Issuance Date: 12/14/2022	$0.590	13-Dec-25	$0.540	3.94%	120.01%	3	$0.381
Period Ended 12/31/2022	$0.550	30-Dec-25	$0.552	4.22%	119.31%	3	$0.396

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the one day prior to the debt inception date and each presented period ending date and also the market closing price of AgeX’s common stock on the NYSE American on the one trading day preceding the delivery of the relevant drawdown notice in accordance with terms per the Secured Note.

(2)	Warrants are exercisable over a three-year period from each issuance date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX common stock as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Credit Line and Draw Amounts (in thousands)	Warrants	Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-	-	$-	$-
Fair value at initial measurement date of 2/14/2022	13,160(1)	8,435,897(2)	0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160)(3)	(4,589,743)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000)(3)	(641,025)(4)	0.5349	(343)
Fair value of warrants issued on 4/4/2022	(1,000)(3)	(568,440)(4)	0.5854	(333)
Fair value of warrants issued on 6/6/2022	(1,000)(3)	(703,234)(4)	0.5924	(417)
Fair value of warrants issued on 8/16/2022	(1,000)(3)	(746,380)(4)	0.4569	(341)
Fair value of warrants issued on 10/21/2022	(500)(3)	(362,318)(4)	0.4386	(159)
Fair value of warrants issued on 12/14/2022	(1,000)(3)	(847,457)(4)	0.3810	(323)
Change in fair value of warrant liability	-	-	-	225
Fair value as of December 31, 2022	$500(1)	454,545(2)	$0.3960	$180

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date.

(2)	Number of warrants issuable if the amount of credit available were drawn for measurement as of inception date and subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of each date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of each date presented.

During the year ended December 31, 2022, AgeX recorded a loss of $225,000 on changes in the fair value of warrant liability. There were no warrant liabilities or corresponding changes in valuation during the year ended December 31, 2021.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. During the year ended December 31, 2022, none of the warrants issued were exercised.

7. Stockholders’ Deficit

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share. At December 31, 2022 and 2021, there were no preferred shares issued and outstanding.

Common Stock

AgeX has 200,000,000 shares of common stock, $0.0001 par value per share, authorized. The holders of AgeX’s common stock are entitled to receive ratably dividends when, as, and if declared by the Board of Directors out of funds legally available. Upon liquidation, dissolution, or winding up, the holders of AgeX common stock are entitled to receive ratably the net assets available after the payment of all debts and other liabilities and subject to the prior rights of AgeX outstanding preferred shares, if any.

The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of AgeX stockholders. The holders of common stock have no preemptive, subscription, or redemption rights. The outstanding shares of common stock are fully paid and non-assessable.

As of December 31, 2022 and 2021, there were 37,949,196 and 37,941,220 shares of AgeX common stock issued and outstanding, respectively.

Issuance of Warrants by AgeX

In connection with the $12,660,000 of drawdowns of loan funds from Juvenescence under the Secured Note during the year ended December 31, 2022, AgeX has issued to Juvenescence 2022 Warrants to purchase 8,458,597 shares of AgeX common stock.

As consideration for $8.0 million in loans made to AgeX under the 2020 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 3,670,663 shares of AgeX common stock.

See Notes 5, Related Party Transactions and 6, Warrant Liability for additional information on warrants issued to Juvenescence.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a Sales Agreement with Chardan, relating to the sale of shares of AgeX common stock, in at-the-market transactions. In accordance with the terms of the Sales Agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. The actual market value of common shares that AgeX may sell through its Sales Agreement with Chardan during any 12 month period will be limited to one-third of aggregate market value of our common stock held by stockholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. During the years ended December 31, 2022 and 2021, AgeX raised nil and $496,000, respectively, in gross proceeds through the sale of shares of common stock through the Sales Agreement with Chardan.

8. Stock-Based Awards

Equity Incentive Plan

Under the 2017 Equity Incentive Plan, as amended (the “Incentive Plan”), AgeX has reserved 8,500,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of restricted stock units which are hypothetical units issued with reference to common stock (“Restricted Stock Units” or “RSUs”). AgeX may also grant stock appreciation rights (“SARs”) under the Incentive Plan. The Plan also permits AgeX to issue such other securities as its Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to AgeX employees, directors, and consultants.

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

Equity Incentive Plan Awards

A summary of the Incentive Plan activity and related information follows (in thousands except weighted-average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted- Average Exercise Price
Balance at January 1, 2021	1,046	2,854	28	$2.51
Increase option pool	500	-	-	-
Options granted	(568)	568	-	1.46
Options forfeited, cancelled or expired	57	(57)	-	2.56
Restricted stock units vested	-	-	(12)	-
Balance at December 31, 2021	1,035	3,365	16	$2.32
Increase option pool	4,000	-	-	-
Options granted	(105)	105	-	0.79
Options forfeited, cancelled or expired	209	(209)	-	2.82
Restricted stock units vested	-	-	(13)	-
Balance at December 31, 2022	5,139	3,261	3	$2.25
Options exercisable at December 31, 2022		2,913		$2.37

There were no exercises of stock options during the years ended December 31, 2022 and 2021. Total proceeds if all options granted and outstanding as of December 31, 2022 were exercised would be approximately $7.3 million.

At December 31, 2022, AgeX had approximately $0.3 million of total unrecognized compensation costs related to the stock options and unvested RSUs under the Incentive Plan that will be recognized as expense over a weighted-average period of approximately 2.02 years.

The aggregate intrinsic value of options outstanding was $1,700 and options exercisable was nil as of December 31, 2022.

Stock-Based Compensation Expense

AgeX recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Research and development – continuing operations	$32	$62
General and administrative – continuing operations	728	937
Total stock-based compensation expense – continuing operations	760	999
General and administrative – discontinued operations	-	4
Total stock-based compensation expense	$760	$1,003

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2022 and 2021 was $0.70 per share and $1.15 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Grant Price	$0.79	$1.46
Expected life (in years)	5.58	5.71
Risk-free interest rates	1.74%	0.99%
Volatility	130.71%	102.34%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the years ended December 31, 2022 and 2021 may have been significantly different. See Note 2, Summary of Significant Accounting Policies for a discussion of the factors used in determining these assumptions.

AgeX does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Income Taxes

Net loss from operations before income taxes as of December 31, 2022 and 2021 are approximately $10.5 million and $8.7 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the net deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2022	2021
Net operating loss carryforwards	$12,408	$12,000
Capital loss carryforwards	3,120	3,120
Research and development credit carryforwards	1,138	1,426
Patents and fixed assets	879	901
Stock-based compensation	643	690
Capitalized Research Expenses	211	-
Other, net	62	80
Valuation allowance	(18,461)	(18,217)
Total net deferred tax assets	$-	$-

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

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate indicated to pretax losses from operations as a result of the following:

	December 31,
	2022	2021
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	1%	1%
State tax benefit, net of effect on federal income taxes	(7)%	14%
Permanent differences	-%	(1)%
Stock Based Compensation	(2)%	-%
Loss and deconsolidation of LifeMap Sciences	-%	(31)%
Debt finance equity costs	(6)%	-%
Return to provision & other adjustments	(5)%	-%
Change in valuation allowance	(2)%	(4)%
	-%	-%

AgeX has established an accrual for uncertain tax positions related to its U.S. research and development credits. As of December 31, 2022 and 2021, there was no accrued interest related to uncertain tax positions. AgeX does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Balance at January 1	$-	$-
Additions for tax positions related to the current year	23	-
Additions for tax positions related to prior years	356	-
Reductions for tax positions related to prior years	-	-
Reductions related to settlements	-	-
Reductions related to a lapse of statute	-	-
Balance at December 31	$379	$-

AgeX monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. At December 31, 2022, AgeX had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

As of December 31, 2022, AgeX has net operating loss carryforwards of approximately $52.8 million for U.S. federal income tax purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group.

As of December 31, 2022, AgeX has net operating losses of approximately $14.9 million for California purposes. As AgeX and its subsidiaries have been included in the combined California tax return with Lineage, up to the date of deconsolidation on August 30, 2018, those state net operating losses will remain with AgeX. In general, NOLs and other tax credit carryforwards generated by legal entities in a combined state tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the combined state tax group. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2042.

As of December 31, 2022, AgeX has research and development tax credit carryforwards for federal and state tax purposes of $0.9 million and $0.6 million, respectively. The federal tax credits expire between 2028 and 2042, while the state tax credits have no expiration date.

As of December 31, 2022, AgeX has capital loss carryforwards for federal and state tax purposes of $12.4 million and $5.9 million, respectively. The federal and California capital loss carryforwards will expire in 2026.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. We will continue to monitor this issue for future developments, but we does not expect R&E capitalization and amortization to require us to pay cash taxes now or in the near future.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income “GILTI” earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, AgeX’s foreign entity operated at an immaterial loss; therefore, no GILTI was included in income. For the year ended December 31, 2022, there was no income or loss related to foreign activity as the entity deconsolidated from AgeX on March 15, 2021. Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

For the year ended December 31, 2022, we experienced a domestic loss from continuing operations; therefore, no income tax provision was recorded for the year ended December 31, 2022.

The sale of LifeMap Sciences resulted in a taxable loss primarily due to AgeX’s tax basis in the subsidiary.

Other Income Tax Matters

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

AgeX and its subsidiaries may be subject to potential income tax examination by U.S. federal or states authorities. These potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws. AgeX filed its first consolidated federal tax return in 2018. AgeX and its current subsidiaries are not subject to tax examination by federal tax authorities for tax years beginning before 2019 and for state tax authorities beginning before 2018. However, the tax authorities may still make adjustments to the net operating loss and credit carryforwards used in open years by AgeX or any of its subsidiaries. Any potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws.

10. Commitments and Contingencies

Office Lease Agreement

Effective January 1, 2021, AgeX relocated its principal offices to a 135 square foot leased space in a building located in an office and research park in Alameda, California. Base monthly rent was $947 for the first year of the lease term. In September 2021, AgeX extended its office lease for another year, effective January 1, 2022, at a monthly rent of $1,074. In October 2022, AgeX entered into a new one-year lease that became effective January 1, 2023 for a different space, comprising of 101 square feet, in the same building, at a monthly rent of $844. The lease also includes office furniture rental, janitorial services, utilities, and internet service.

ASC 842

For the office lease, AgeX has elected to not apply the recognition requirements under ASC 842 and instead recognized the lease payments as lease costs on a straight-line basis over the lease term, as the amount of the lease payments is not deemed material.

There were no future minimum lease commitments as of December 31, 2022.

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

Tax Filings

AgeX tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes AgeX has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements.

Employment Contracts

AgeX has entered into employment contracts with certain executive officers. Under the provisions of the contracts, AgeX may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s research and development programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from AgeX to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The sales agreement between AgeX and Chardan also includes indemnification provisions pursuant to which the parties have agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock through the ATM facility, including liabilities under the Securities Act. Similarly, the Registration Rights Agreement between Juvenescence and AgeX includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of December 31, 2022 and 2021.

Paycheck Protection Program Loan

On April 13, 2020, AgeX obtained a loan in the amount of $432,952 from a bank under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan bore interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six month deferral period commencing on the date of the promissory note. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, monthly payments of principal and interest became due, in an amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date was April 13, 2022. The principal amount of the PPP Loan was subject to forgiveness under the Paycheck Protection Program (the “Program”) to the extent of PPP Loan proceeds that were used to pay expense permitted by the Program, including payroll, rent, and utilities during the time frame permitted by the Program. On February 19, 2021, the PPP Loan was forgiven in full.

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

On November 17, 2021, AgeX received a second deficiency letter (“2021 Deficiency Letter”) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide in that AgeX had stockholders equity of less than $2,000,000 and had incurred losses from continuing operations and/or net losses during the two most recent fiscal years, and that AgeX had stockholders equity of less than $4,000,000 and had incurred losses from continuing operations and/or net losses during three out of four of the most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the 2021 Deficiency Letter, AgeX provided the Exchange staff with an updated plan (the “2021 Plan”) during December 2021 advising the Exchange staff of action that AgeX had taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards. The Exchange staff accepted the 2021 Plan which was subsequently revised by AgeX in the course of the Exchange’s continued monitoring of AgeX’s progress to attain compliance with the continued listing standards. During November 2022, the Exchange sent AgeX a notification indicating that the Exchange has accepted the revised 2021 Plan and has granted AgeX an extension of time to regain compliance with the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide by increasing stockholders equity to not less than $4,000,000. The Exchange staff will periodically review AgeX’s adherence to the revised 2021 Plan milestones. If we are not in compliance with the continued listing standards by May 17, 2023, or if AgeX does not make progress consistent with the revised 2021 Plan during the plan period, the Exchange will initiate delisting proceedings as appropriate.

AgeX intends to make arrangements to have its common stock quoted on an interdealer quotation system if its common stock is delisted from the Exchange.

11. Subsequent Events

2022 Secured Convertible Promissory Note

On January 25, 2023, AgeX borrowed an additional $500,000 under the Secured Note. In connection with that draw of loan funds under the Secured Note, AgeX issued to Juvenescence warrants to purchase 340,136 shares of AgeX common stock at an exercise price of $0.735 per share.

Amended and Restated Secured Convertible Promissory Note

On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the February 14, 2022 Secured Note and provides that AgeX may borrow up to an additional $2,000,000 from Juvenescence until May 9, 2023 subject to Juvenescence’s discretion to approve each loan draw. References to the Secured Note include the Amended and Restated Secured Note. AgeX may not draw more than $1 million in any single draw. The date on which the outstanding principal balance of the Secured Note will become due and payable shall be February 14, 2024, consistent with the original terms of the Secured Note.

The other material provisions of the Secured Note, including but not limited to those pertaining to loan origination fees, default provisions, provisions governing the rights of AgeX and Juvenescence to convert the loan balance and any accrued but unpaid origination fees into shares of AgeX common stock, and provisions requiring AgeX to issue common stock purchase warrants to Juvenescence in connection with borrowings remain in effect and will apply to any draw down of the additional $2,000,000 credit available under the Secured Note as amended.

AgeX’s obligations under the Secured Note, including with respect to any additional borrowings, will continue to be secured by the security interests in AgeX assets granted to Juvenescence pursuant to the Security Agreement.

On February 15, 2023, AgeX drew $1,000,000 of its available credit under the Secured Note. In connection with that draw of loan funds, AgeX issued to Juvenescence warrants to purchase 801,924 shares of AgeX common stock at an exercise price of $0.6235 per share, the closing price of AgeX common stock on the NYSE American on February 10, 2023, the trading day immediately preceding delivery of AgeX’s drawdown notice of loan funds.

2020 Loan Agreement

On March 13, 2023, the 2020 Loan Agreement was amended to extend the maturity date to March 30, 2024.

$10 Million Secured Convertible Promissory Note

On March 13, 2023, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “$10 Million Secured Note”) pursuant to which Juvenescence has loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance the purchase of a Convertible Promissory Note (the “Serina Note”) issued by Serina Therapeutics Inc., an Alabama corporation (“Serina”) to AgeX on March 15, 2023, pursuant to the terms of a Convertible Note Purchase Agreement (the “Serina Note Purchase Agreement”)

The outstanding principal balance of the $10 Million Secured Note will become due and payable on March 13, 2026. In lieu of accrued interest, AgeX will pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) conversion of the $10 Million Secured Note into shares of AgeX common stock, (ii) repayment of the $10 Million Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment), and (iii) the acceleration of the maturity date of the $10 Million Secured Note following an Event of Default as defined in the $10 Million Secured Note.

If (a) AgeX and Serina have not entered into a definitive merger agreement by June 13, 2023; (b) a merger between AgeX and Serina is terminated or either party gives notice to terminate the merger agreement; or (c) the merger is not consummated by March 13, 2024, then AgeX may, after written notice to Juvenescence, pay and satisfy in full the principal balance and accrued origination fees under the $10 Million Secured Note by tendering to Juvenescence the Serina Note and shares of capital stock of Serina, if any, that may have been issued to AgeX upon conversion of the Serina Note in whole or in part.

AgeX may convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the $10 Million Secured Note.

Juvenescence may convert the outstanding principal amount of the $10 Million Secured Note plus the accrued origination fee into AgeX common stock at the market price per share of AgeX common stock. Juvenescence may not convert the $10 Million Secured Note to AgeX common stock before the earlier of (i) a merger between AgeX and Serina, and (ii) March 13, 2024. Any conversion of the $10 Million Secured Note into AgeX common stock is subject to certain restrictions to comply with applicable requirements of the NYSE American where AgeX common stock is listed.

The outstanding principal amount of the $10 Million Secured Note and the accrued origination fee may become immediately due and payable prior to the maturity date if an Event of Default as defined in the $10 Million Secured Note occurs. Events of Default under the $10 Million Secured Note are substantially the same events as those constituting an Event of Default under the Secured Note except that such events pertain to the $10 Million Secured Note and related loan documents.

The $10 Million Secured Note includes certain covenants that among other matters require financial reporting and impose certain restrictions on AgeX that are substantially the same as those under the Secured Note.

AgeX has entered into an Amended and Restated Security Agreement that amends the February 14, 2022 Security Agreement between AgeX and Juvenescence and adds the $10 Million Secured Note to the obligations secured by the Security Agreement. The Security Agreement grants Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default occurs, Juvenescence will have the right to foreclose on the assets pledged as collateral.

Serina Note

On March 15, 2023, AgeX and Serina entered into the Serina Note Purchase Agreement, pursuant to which AgeX has agreed to lend to Serina an aggregate principal amount of $10,000,000 as evidenced by the Serina Note. Interest on the principal amount under the Serina Note accrues on the unpaid principal amount at a simple interest rate equal to 7% per annum, computed on the basis of the 360-day year of twelve 30-day months. The outstanding principal balance of the Serina Note will become due and payable on March 15, 2026.

In connection with the issuance of the Serina Note, AgeX is entitled to elect one member to the board of directors of Serina and receive certain information and inspection rights as well as participation rights for subsequent equity issuances.

The principal balance of the Serina Note with accrued interest will automatically convert into Serina preferred stock if Serina raises at least $25,000,000 through the sale of shares of Serina preferred stock. The conversion price per share shall be the lower of (a) 80% of the lowest price at which the shares of preferred stock were sold, and (b) a “capped price” equal to $105,000,000 divided by Serina’s then fully diluted capitalization. AgeX has the option to convert the Serina Note into Serina preferred stock after a sale of Serina preferred stock regardless of the amount sold by Serina.

AgeX may (i) at its election, upon a change of control (as defined in the Serina Note), convert the Serina Note in whole or in part into either (a) cash in an amount equal to 100% of the outstanding principal amount of the Serina Note, plus interest, or (b) into the highest ranking shares of Serina then issued at a conversion price equal to the lowest price per share at which the most senior series of Serina shares has been sold in a single transaction or a series of related transactions through which Serina raised at least $5,000,000 or (ii) if the Serina Note remains outstanding as of the maturity date, AgeX may convert the Serina Note into the most senior shares of Serina issued at the time of conversion at a conversion price equal to the capped price.

Upon the consummation of a merger between AgeX and Serina, the Serina Note would remain outstanding and become an intercompany asset of AgeX and an intercompany liability of Serina.

The outstanding principal balance of the Serina Note with accrued interest may become immediately due and payable prior to the stated maturity date if an Event of Default as defined in the Serina Note occurs. In addition to this and any other remedy, both in equity and in law, upon the occurrence of an Event of Default, an interest rate of 10% per annum and computed on the basis of the 360-day year of twelve 30-day months, shall apply to the Convertible Amount until fully paid. Events of Default under the Serina Note include: (i) the commission of any act of bankruptcy by Serina or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X), (ii) the execution by Serina of a general assignment for the benefit of creditors, (iii) the filing by or against Serina or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) of a petition in bankruptcy or any petition for relief under the federal bankruptcy act (or, in each case, under any similar insolvency law) or the continuation of such petition without dismissal for a period of 60 calendar days or more, (iv) the appointment of a receiver or trustee to take possession of the property or assets of Serina or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X), (v) failure of Serina to pay any amount due under the Serina Note when due, which failure to pay is not cured by Serina within 5 business days of written notice thereof, (vi) unless waived by AgeX, Serina’s material breach of any representation, warranty or covenant of Serina under the Serina Note Purchase Agreement, Serina Note or other agreements entered in connection therewith, which breach, if curable, is not cured by Serina within 10 business days of written notice by AgeX thereof, (vii) Serina or any subsidiary shall default on any of its obligations under any indebtedness which default causes the indebtedness thereunder to (x) become prematurely due and payable, (y) be placed on demand or (z) become capable of being declared by or on behalf of a creditor thereunder to be prematurely due and payable or being placed on demand, in each case, as a result of such default or any provision having a similar effect (howsoever prescribed), (viii) any monetary judgment, writ or similar final process shall be entered or filed against Serina, any subsidiary or any of their respective property or other assets for more than $250,000, and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, and (ix) Serina experiences a Material Adverse Effect (as defined in the Serina Note Purchase Agreement).

The Serina Note Purchase Agreement and Serina Note each includes certain covenants that among other matters require financial reporting and impose certain restrictions, including (i) restrictions on the incurrence of additional indebtedness by Serina and its subsidiaries; (ii) requiring that Serina use note proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, and for general working capital; and (iii) prohibiting Serina from entering into any material sale or transfer transactions outside of the ordinary course of business, other than in a merger between AgeX and Serina, without the consent of AgeX.

Subordination Agreement

In connection with the issuance of the Serina Note, Serina, each other holder of Serina indebtedness (each a “Serina Lender”), and AgeX entered into a Subordination Agreement, dated March 15, 2023, pursuant to which each Serina Lender agreed to subordinate to AgeX’s rights of repayment with respect to the obligations owed under the Serina Note Purchase Agreement and the Serina Note (i) all Serina indebtedness owed to such Serina Lender under certain convertible notes between each Serina Lender and Serina, which aggregate principal amount of all of such convertible notes equals $1,450,000, and (ii) any related security interests.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth information regarding our Board of Directors as of March 20, 2023:

			Committee Membership
Name of Director	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance
Non-Employee Director
Gregory H. Bailey, M.D.	67	August 2018		Chair	Member
Joanne M. Hackett, Ph.D.	44	December 2021	Member	Member	Chair
Michael H. May, Ph.D.	54	August 2019	Chair	Member	Member

Gregory H. Bailey, M.D. joined our Board of Directors in August 2018 and served as the Chairman of our Board of Directors from October 2018 until May 2022. Dr. Bailey is currently the Executive Chairman and formerly served as the Chief Executive Officer of Juvenescence Limited, a privately held company focused on the development of therapies for ageing and age-related diseases. Dr. Bailey is also a director of Manx Financial Group, plc, BioHaven Inc, SalvaRx Inc and Portage Biotech. Dr. Bailey has founded and served as a director of a number of private and public companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for ten years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario. We believe that Dr. Bailey is qualified to serve on our Board based on his years of experience in medicine and as an executive and in finance for the biotechnology industry.

Joanne M. Hackett, Ph.D. joined our Board of Directors in December 2021 and became the Chairperson of our Board of Directors in May 2022. Dr. Hackett is currently the Head of Genomic and Precision Medicine at IQVIA. IQVIA is a world leader in using data, technology, advanced analytics, and expertise to help customers drive healthcare forward. From 2017 to 2020 Dr. Hackett served as Chief Commercial Officer of Genomics England, where she engaged industry, academia and the clinical community to achieve the goal of sequencing genomes of patients and families of patients with rare diseases, and patients with common cancers. Genomics England is owned by the Department of Health and Social Care in the United Kingdom. During 2016 and 2017 Dr. Hackett served as Chief Commercial Officer and Interim Chief Executive Officer of Precision Medicine Catapult, which was established in the United Kingdom with the goal of developing, delivering and commercializing precision medicine. Dr. Hackett served as Director of Commercial Development for UCLPartners in London, England from 2013 – 2016. UCLPartners is focused on co-creating, testing and implementing innovative healthcare solutions with its academic and healthcare partners, and fostering the wider spread and adoption of those solutions. Previously, she served as Chief Operating Officer and Research Lead at Cambridge University Health Partners, and she has held other positions in the biomedical industry and in academia, including as a research scientist, and she has served on a number of advisory committees and advisory boards in the biomedical and healthcare fields. Dr. Hackett holds a PhD in Molecular Genetics from the University of New Brunswick. Dr. Hackett’s years of experience in genomics and regenerative medicine with a focus on commercialization of new therapies and technologies makes her an excellent candidate to serve on our Board of Directors.

Michael H. May, Ph.D. joined our Board of Directors during August 2019. Dr. May is President and Chief Executive Officer of CCRM (Centre for Commercialization of Regenerative Medicine), the CEO of CCRM Enterprises Inc. (the investment arm of CCRM) and Chair of the Board of OmniaBio (a CDMO spin-off of CCRM). CCRM is a public- private consortium founded under Canada’s Centres of Excellence for Commercialization and Research Program to generate sustainable health and economic benefits through global collaboration in cell and gene therapy, and regenerative medicine. Dr. May co-founded Rimon Therapeutics Ltd., a Toronto- based tissue engineering company developing novel medical polymers that possess drug-like activity, and served as President and Chief Executive Officer of Rimon from 2000 to 2006, and President and Chief Operating Officer from 2006 to 2010. Dr. May serves on a number of boards of directors and advisory committees in the field of stem cell research and regenerative medicine, including at the International Society for Cell Therapy (ISCT) and the Foundation for Cell & Gene Medicine. Dr. May completed his PhD in Chemical Engineering at the University of Toronto in 1998 as an NSERC Scholar and was awarded the Martin Walmsley Fellowship for Technological Entrepreneurship. We believe that Dr. May is qualified to serve on our Board based on his years of experience in tissue engineering and the fields of stem cell research and regenerative medicine.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of March 20, 2023:

Name	Age	Officer Since	Position
Michael D. West, Ph.D.	69	January 2017	Chief Executive Officer
Andrea E. Park	51	May 2020	Chief Financial Officer
Nafees N. Malik, MBChB, MPhil	45	October 2018	Chief Operating Officer
Hal Sternberg, Ph.D.	69	August 2017	Vice President of Research

Michael D. West, Ph.D. has served as our Chief Executive Officer since January 2017 and served as a member of our Board of Directors from January 2017 until March 9, 2023. Dr. West was appointed Chief Executive Officer of Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.) during October 2007 and then served as Co-Chief Executive Officer from October 2015 until September 2018. Dr. West also served as interim President and Chief Executive Officer of Asterias Biotherapeutics, Inc. from April 2014 to June 2014, and as Vice President of Technology Integration of Asterias until December 2015. Dr. West served as a director of: Lineage from 2002 until September 2018; Asterias from 2012 until September 2018; and Oncocyte Corporation from 2013 to 2016. Prior to becoming Chief Executive Officer of Lineage, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Ocata Therapeutics, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998, he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, which led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. from Rensselaer Polytechnic Institute in 1976, an M.S. in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging. Dr. West is an internationally renowned pioneer and expert in stem cell research, and we believe that he is qualified to serve on our Board based on his years of executive experience in the fields of stem cell research and regenerative medicine.

Andrea E. Park, CPA (inactive) was appointed as our Chief Financial Officer during May 2020. Ms. Park served as our Vice President of Finance and Controller since October 2019. Ms. Park’s career spans over 24 years of public accounting and finance experience. Before joining AgeX, Ms. Park served as Vice President of Finance and Controller from June 2016 to September 2019 and as Corporate Controller from February 2005 to June 2016 for Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.). While at Lineage, Ms. Park was directly involved in the accounting and financial reporting of the public spin off and eventually the deconsolidation of three of its then subsidiaries including Asterias Biotherapeutics, Inc., Oncocyte Corporation and AgeX. Earlier in her career she has worked in the audit and assurance practice at Deloitte. Ms. Park has a B.A. in Business Economics with Concentration in Accounting from the University of California, Santa Barbara.

Nafees N. Malik, MBChB, MPhil was appointed as our Chief Operating Officer during October 2018. He was also appointed Head of Cell and Gene Therapy at Juvenescence UK Ltd during October 2018. He founded and was managing director of Asklepian Consulting Limited from June 2013 where he focused on the strategic and commercial analysis of cell and gene therapies and regenerative medicine. Dr. Malik received his medical degree from the University of Liverpool and his Master of Philosophy degree in Bioscience Enterprise from the University of Cambridge.

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

To our knowledge, based solely on our review of the copies of Forms 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2022.

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

The following table shows certain information relating to the compensation of our Chief Executive Officer and the two highest paid individuals who were serving as executive officers at year end and in each case whose total compensation exceeded $100,000 during 2022. We refer to these individuals as our “Named Executive Officers.”

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our Named Executive Officers in respect of their service to the Company for the fiscal years ended December 31, 2022 and 2021.

Name and principal position	Year	Salary	Option Awards(1)	All Other Compensation(2)	Total
Michael D. West	2022	$546,782	$-	$15,250	$562,032
Chief Executive Officer	2021	546,782	137,501(3)	14,500	698,783

Andrea E. Park	2022	281,228	-	14,061	295,289
Chief Financial Officer	2021	266,019	85,938(4)	13,301	365,258

Nafees N. Malik(5)	2022	282,272(6)	-	-	282,272
Chief Operating Officer	2021	282,272(6)	85,938(4)	-	368,210

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. Our Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of our common stock is greater than the exercise price of such stock options at the time of exercise.

One fourth of the options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of AgeX or its subsidiaries.

(2)	Amounts represent 401(k) matching contributions by us for the periods presented unless described otherwise.

(3)	Dr. West’s equity awards in 2021 reflect the fair value of 120,000 stock options awarded in June 2021.

(4)	Equity awards in 2021 to Ms. Park and Dr. Malik reflect the fair value of 75,000 stock options awarded in June 2021.

(5)	Dr. Malik serves as our Chief Operating Officer as a consultant, with his services provided by Juvenescence. Dr. Malik devotes a majority of his time to AgeX’s operations and AgeX reimburses Juvenescence for his services.

(6)	Amounts represent consulting fees paid to Juvenescence for Dr. Malik’s services to AgeX.

Employment Agreements and Change of Control Provisions

Michael D. West: We have entered into an employment agreement with our Chief Executive Officer Michael D. West, effective October 18, 2018 (the “West Employment Agreement”). Pursuant to the West Employment Agreement, Dr. West’s annual base salary was initially set at $525,000. Under the West Employment Agreement, Dr. West is eligible to earn an annual incentive cash bonus with a target of no less than 50% of annual base salary. Actual bonus amounts will be based on Dr. West’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

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

Andrea E. Park: We have entered into an employment agreement with our Chief Financial Officer Andrea E. Park, effective May 15, 2020 (the “Park Employment Agreement”). Pursuant to the Park Employment Agreement, Ms. Park’s annual base salary was initially set at $265,000. Under the Park Employment Agreement, Ms. Park is eligible to earn an annual incentive cash bonus with a target of no less than 40% of annual base salary. Actual bonus amounts will be based on Ms. Park’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

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

Severance and Change of Control Arrangements for Dr. West and Ms. Park

Pursuant to the West Employment Agreement and Park Employment Agreement, each officer is entitled to severance benefits under certain circumstances.

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

Equity Awards Outstanding at December 31, 2022

The following table summarizes certain information concerning outstanding stock options and restricted stock units (“RSUs”) granted by us under our 2017 Equity Incentive Plan (the “Incentive Plan”) and held by our Named Executive Officers as of December 31, 2022.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Grant Date	Exercisable(1)	Unexercisable	Price	Date	Vested	Vested(2)
Michael D. West	6/4/2021	45,000	75,000	$1.45	6/3/2031	-	-
	3/11/2019	93,752	6,248	$4.28	3/10/2029	3,125(3)	$1,725
	10/18/2018	500,000	-	$3.00	10/17/2028	-	-
	10/10/2017	660,000	-	$2.00	10/9/2027	-	-

Andrea E. Park	6/4/2021	28,125	46,875	$1.45	6/3/2031	-	-
	5/21/2020	193,750	106,250	$0.738	5/20/2030	-	-
	10/1/2019	15,833	4,167	$1.77	9/30/2029	-	-

Nafees N. Malik	6/4/2021	28,125	46,875	$1.45	6/3/2031	-	-
	3/11/2019	65,626	4,374	$4.28	3/10/2029	-	-
	10/18/2018	350,000	-	$3.00	10/17/2028	-	-

(1)	Vesting of all options is subject to continued service as an employee, director and/or consultant of AgeX or a subsidiary on the applicable vesting date. One fourth of the options vested or will vest on the first anniversary of the date of grant, and the remaining balance of the options vested or will vest in 36 equal monthly installments thereafter.

(2)	Value calculated based on $0.5519 closing price of AgeX common stock on the NYSE American on December 30, 2022.

(3)	Represents RSUs which have vested or will vest according to the following schedule: 12,500 of the shares vested on March 11, 2020, and the remaining 37,500 of the shares vested or will vest in equal quarterly installments over a period of 3 years through March 11, 2023. Each RSU represents a contingent right to receive one share of AgeX common stock.

Risk Considerations and Recoupment Policies

The Compensation Committee of our Board of Directors considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Most of our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of AgeX. The stock options and RSUs that we have granted to our executive officers under the Incentive Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership. Because we have not adopted compensation plans, or made incentive awards, based on quantified financial performance measures, we have not adopted specific policies regarding the adjustment or recovery of awards or payments if the relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. We may adopt such policies, however, if we adopt incentive compensation plans or grant incentive bonuses based on financial performance measures or if we are required to do by the rules of any national securities exchange or interdealer quotation system on which our common stock or other equity securities are listed.

Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Incentive Plan, and is qualified by the full terms of the Incentive Plan. The Incentive Plan permits us to grant awards (“Awards”) for up to an aggregate of 8,500,000 shares of our common stock. Awards may include stock options, the grant or sale of restricted stock (“Restricted Stock”), stock appreciation rights (“SARs”), and restricted stock units or RSUs which are hypothetical units issued with reference to our common stock,. Awards may be granted under the Incentive Plan to employees, directors, and consultants of AgeX and our subsidiaries, including also subsidiaries that we may form or acquire in the future. The Incentive Plan will be administered by our Board of Directors (the “Board”) or by a committee authorized by our Board (“Committee”), who will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Incentive Plan.

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

Changes in Shares Under the Incentive Plan

In the event of changes in the outstanding common stock or in our capital structure by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization, the terms of Awards granted under the Incentive Plan, and the maximum number of shares subject to all Awards under the Incentive Plan or with respect to which any one person may be granted Awards during any one year period, will be equitably adjusted or substituted, as to the number, price or kind of shares or other consideration subject to the Awards to the extent necessary to preserve the economic intent of the Awards. In making such adjustments, the Board or Committee shall generally ensure that the adjustments will not constitute a modification, extension or renewal of an incentive stock option within the meaning of Section 424(h)(3) of the Code, and in the case of non-qualified options, ensure that any adjustments will not constitute a modification of such non-qualified options within the meaning of Section 409A of the Code.

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

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2022 and who were not our employees on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Gregory H. Bailey	$49,010	$-	$49,010
Joanne M. Hackett (2)	$55,740	$47,325	$103,065
Michael H. May	$44,875	$-	$44,875

(1)	In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for the stock options is measured based on the closing price of AgeX’s common stock on the date of grant. See Note 8, Stock-Based Awards to our consolidated financial statements included elsewhere in this Report for details as to the assumptions used to determine the fair value of the awards.

(2)	Dr. Hackett was elected as a director on December 29, 2021. On February 2, 2022, Dr. Hackett was awarded 65,000 stock options which had a fair value of $47,325 on the grant date. These options became exercisable in four equal calendar quarters and were fully vested as December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2023, by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock. Our calculation of the percentage of beneficial ownership is based on 37,951,261 shares of common stock outstanding as of March 20, 2023.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 20, 2023, and restricted stock units that will vest within 60 days of March 20, 2023. Shares of our common stock issuable pursuant to stock options and restricted stock units currently exercisable or exercisable within 60 days of March 20, 2023, and restricted stock units that will vest within 60 days of March 20, 2023, are deemed outstanding for computing the percentage of the person holding such equity awards and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 16 of the Exchange Act.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Juvenescence Limited and certain affiliates (1)	79,425,155	78.7%
Broadwood Partners, L.P. and certain affiliates (2)	3,003,446	7.9%

Named Executive Officers and Directors
Michael D. West (3)	1,359,482	3.5%
Andrea E. Park (4)	272,955	*
Nafees N. Malik (5)	455,937	1.2%
Gregory H. Bailey (6)	165,000	*
Joanne M. Hackett (6)	65,000	*
Michael H. May (6)	126,534	*
All executive officers and directors as a group (7 persons) (7)	2,512,436	6.2%

*	Less than 1%

(1)	Includes 16,447,500 shares held by Juvenescence US Corp, a wholly-owned US subsidiary of Juvenescence, Limited, 13,271,230 shares that may be acquired upon the exercise of common stock purchase warrants and additional 49,706,335 shares that may be acquired through the conversion of the current amounts outstanding under the terms of the 2020 Loan Agreement, Secured Note, or $10 Million Secured Note into shares of AgeX common stock at an assumed conversion price of $0.647 per share based on the closing price of AgeX common stock on the NYSE American on March 17, 2023. The address of Juvenescence is 18 Athol Street, Douglas, Isle of Man IM1 1JA. The foregoing information is based solely on a Schedule 13D/A filed with the SEC on March 22, 2023, which provides information only as of March 15, 2023 and consequently, Juvenescence’s beneficial ownership may have changed since that date.

(2)	Includes 2,997,156 shares owned by Broadwood Partners, L.P. and 6,290 shares owned by Neal Bradsher. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P. Neal Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. have disclaimed beneficial ownership of the shares owned by Broadwood Partners, L.P. except to the extent of their respective pecuniary interests in such shares. The address of these entities is 142 West 57th Street, 11th Floor, New York, NY 10019. The foregoing information is based solely on a Schedule 13G filed with the SEC on December 10, 2018, which provides information only as of November 28, 2018. Consequently, the beneficial ownership of these reporting entities or persons may have changed since that date.

(3)	Includes 1,317,500 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 62,500 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 272,604 shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 122,396 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Consists entirely shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 39,063 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Consists entirely shares of common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days.

(7)	Includes 2,469,970 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 226,564 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Compensation of Our Chief Operating Officer

Since October 2018, AgeX’s Chief Operating Officer, Nafees N. Malik, who is an employee of Juvenescence, has been devoting a majority of his time to AgeX’s operations for which AgeX reimburses Juvenescence for his services on an agreed upon fixed annual rate of approximately $272,000 from October 18, 2018 through March 10, 2019 and approximately $283,000 from March 11, 2019 through December 31, 2022. Additionally, Dr. Malik received a $50,000 bonus in March 2019. As of December 31, 2022 AgeX had accrued approximately $141,000 payable to Juvenescence for Dr. Malik’s services rendered.

2019 Loan Agreement and Warrant Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement. The First Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 (the “Second Amendment”) to the 2019 Loan Agreement. The Second Amendment increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. Concurrent with the first draw down of funds under the 2019 Loan Agreement, AgeX issued to Juvenescence 19,000 shares of AgeX common stock, with an approximate value of $56,000. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See the discussion below regarding the Secured Note and repayment of the amounts borrowed under the 2019 Loan Agreement.

As consideration for the line of credit under the 2019 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 150,000 shares of AgeX common stock, with an exercise price of $2.60 per share, which was the volume weighted average price on the NYSE American (VWAP) of AgeX common stock over the twenty trading days prior to the date the warrants were issued. The warrants expired on August 12, 2022.

2020 Loan Agreement and New Warrant Agreement

On March 30, 2020, AgeX and Juvenescence entered into the 2020 Loan Agreement, which was amended on March 13, 2023 to extend the maturity date by one year, pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit. AgeX has borrowed the full $8.0 million line of credit. The outstanding principal balance of the loans under the 2020 Loan Agreement will become due and payable upon maturity on March 30, 2024, provided, however, that maturity date may be accelerated to an earlier date if an Event of Default occurs.

Conversion of Loan Amounts into Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. The conversion price per share or units shall be the lowest price at which shares or units are sold. Juvenescence may convert the loan balance in whole or in part into AgeX common stock at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice Juvenescence’s election to convert the loan or a portion thereof into common stock.

Common Stock and 2020 Warrants – Under the terms of the 2020 Loan Agreement, AgeX issued to Juvenescence 28,500 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3.0 million, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”). The number of 2020 Warrants issued was determined as follows: each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The exercise price of the 2020 Warrants is the applicable Market Price. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. As of December 31, 2022, AgeX had issued to Juvenescence 2020 Warrants to purchase 3,670,663 shares of AgeX common stock. The exercise prices of the 2020 Warrants issued through December 31, 2022 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Default Provisions – Events of Default under the 2020 Loan Agreement include: (i) AgeX fails to pay any amount in the manner and at the time provided in the 2020 Loan Agreement and the failure to pay is not remedied within 10 business days; (ii) AgeX fails to perform any of its obligations under the 2020 Loan Agreement and if the failure can be remedied it is not remedied to the satisfaction of Juvenescence within 10 business days after notice to AgeX; (iii) other indebtedness for money borrowed in excess of $100,000 becomes due and payable or can be declared due and payable prior to its due date or if indebtedness for money borrowed in excess of $25,000 is not paid when due; (iv) AgeX stops payment of its debts generally or discontinues its business or becomes unable to pay its debts as they become due or enters into any arrangement with creditors generally, (v) AgeX becoming insolvent or in liquidation or administration or other insolvency procedures, or a receiver, trustee or similar officer is appointed in respect of all or any part of its assets and such appointment continues undischarged or unstayed for sixty days, (vi) it becomes illegal for AgeX to perform its obligations under the 2020 Loan Agreement or any governmental permit, license, consent, exemption or similar requirement for AgeX to perform its obligations under the 2020 Loan Agreement or to carry out its business is not obtained or ceases to remain in effect; (vii) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX if such process is not released, vacated or fully bonded within sixty calendar days after its issue or levy; (viii) any injunction, order or judgement of any court is entered or issued which in the opinion of Juvenescence materially and adversely affects the ability of AgeX to carry out its business or to pay amounts owed to Juvenescence under the 2020 Loan Agreement, (ix) there is a change in AgeX’s financial condition that in the opinion of Juvenescence materially and adversely affects, or is likely to so affect, its ability to perform any of its obligations under the 2020 Loan Agreement; (x) AgeX or a designated subsidiary sells, leases, licenses, consigns, transfers, or otherwise disposes of a material part of their assets other than inventory in the ordinary course of business or certain intercompany transactions, or certain other limited permitted transactions, unless Juvenescence approves, (xi) AgeX or a designated subsidiary contests the validity of its obligations under the 2020 Loan Agreement or other related agreement with Juvenescence, (xii) any representation, warranty, or other statement made by AgeX or a designated subsidiary under the 2020 Loan Agreement is incomplete, untrue, incorrect, or misleading, or (xiii) AgeX or a designated subsidiary suspends or ceases to carry on all or a material part of its business or threatens to do so.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into the Secured Note pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. The Secured Note was amended and restated during February 2023 to increase the line of credit by $2,000,000 and to extend the period during which AgeX may borrow funds to May 9, 2023. References to the Secured Note include the Secured Note as amended and restated. AgeX drew an initial $8,160,000 of the line of credit during February 2022 and used $7,160,000 to refinance the outstanding principal and the loan origination fees under the 2019 Loan Agreement. As of March 20, 2023 AgeX had borrowed $14,160,000 under the Secured Note. The outstanding principal balance of the Secured Note will become due and payable on February 14, 2024.

Conversion of Loan Amounts into Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid origination fees into AgeX common stock or “units” if AgeX raises at least $10,000,000 through sale of common stock (or common stock paired with warrants or other convertible securities in “units”). The conversion price per share or units shall be the lowest price at which such shares or units are sold. Juvenescence may convert the principal balance and accrued origination fee in whole or in part into AgeX common stock at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice of Juvenescence’s election to convert the Secured Note, in whole or in part, into common stock.

As an arrangement fee for the Secured Note, AgeX will pay Juvenescence an origination fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the 12 month period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the maturity date of the Secured Note or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the Secured Note.

2022 Warrants – Upon each draw down of funds under the Secured Note, AgeX will issue to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants will be governed by the terms of a Warrant Agreement, as amended by a Reaffirmation and Amendment Agreement, between AgeX and Juvenescence. The number of 2022 Warrants to be issued will be equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price will be the last closing price per share of AgeX common stock on the NYSE American or other national securities exchange preceding the delivery of the notice from AgeX requesting a draw of funds that triggers the obligation to issue 2022 Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading days. The exercise price of the 2022 Warrants will be the applicable Market Price. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

As of March 20, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase 9,600,657 shares of AgeX common stock. The exercise prices of the outstanding 2022 Warrants range from $0.59 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the 2022 Warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Default Provisions – The loan balance and origination fees may become immediately due and payable prior to the mandatory repayment date if an Event of Default as defined in the Secured Note occurs. Events of Default under the Secured Note include the following: (a) AgeX fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the Secured Note; (b) AgeX fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the Secured Note or the Security Agreement described below or any other agreement executed in connection with the Secured Note (the “Loan Documents”) and the failure is not remedied within three business days; (c) AgeX fails to perform any of its covenants or obligations or fail to satisfy any of the conditions under the Secured Note or any other Loan Document and, such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to AgeX and (ii) actual knowledge of the failure by senior officers of AgeX; (d) if any indebtedness of AgeX in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of AgeX in excess of $25,000 is not paid on its due date; (e) AgeX stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of AgeX and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for AgeX or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for AgeX to perform all or any of its obligations under the Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable AgeX to comply with its obligations under the Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes AgeX or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the Secured Note; (j) AgeX, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of the AgeX’s business, could not reasonably be expected to have a material adverse effect and does not result from AgeX’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall be contested by AgeX or a subsidiary; (iv) AgeX shall assert that its obligations under the Secured Note or any other Loan Document shall be invalid or unenforceable; or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of AgeX and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX to perform any of its obligations under the Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by AgeX in the Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Security Agreement – AgeX has entered into a Security Agreement granting Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default occurs under the Secured Note, Juvenescence will have the right to foreclose on the assets pledged as collateral.

$10 Million Secured Convertible Promissory Note and Security Agreement

On March 13, 2023, AgeX and Juvenescence entered into the $10 Million Secured Note pursuant to which Juvenescence has loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance a $10,000,000 loan to Serina which is evidenced by the Serina Note.

The outstanding principal balance of the $10 Million Secured Note will become due and payable on March 13, 2026. In lieu of accrued interest, AgeX will pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) conversion of the $10 Million Secured Note into shares of AgeX common stock, (ii) repayment of the $10 Million Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment), and (iii) the acceleration of the maturity date of the $10 Million Secured Note following an Event of Default as defined in the $10 Million Secured Note.

If (a) AgeX and Serina have not entered into a definitive merger agreement by June 13, 2023; (b) a merger between AgeX and Serina is terminated or either party gives notice to terminate the merger agreement; or (c) the merger is not consummated by March 13, 2024, then AgeX may, after written notice to Juvenescence, pay and satisfy in full the principal balance and accrued origination fees under the $10 Million Secured Note by tendering to Juvenescence the Serina Note and shares of capital stock of Serina, if any, that may have been issued to AgeX upon conversion of the Serina Note in whole or in part.

Conversion of Loan Amounts into Common Stock – AgeX may convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the $10 Million Secured Note.

Juvenescence may convert the outstanding principal amount of the $10 Million Secured Note plus the accrued origination fee into AgeX common stock at the market price per share of AgeX common stock. Juvenescence may not convert the $10 Million Secured Note to AgeX common stock before the earlier of (i) a merger between AgeX and Serina, and (ii) March 13, 2024. Any conversion of the $10 Million Secured Note into AgeX common stock is subject to certain restrictions to comply with applicable requirements of the NYSE American where AgeX common stock is listed.

Default Provisions – The outstanding principal amount of the $10 Million Secured Note and the accrued origination fee may become immediately due and payable prior to the maturity date if an Event of Default as defined in the $10 Million Secured Note occurs. Events of Default under the $10 Million Secured Note are substantially the same events as those constituting an Event of Default under the Amended Secured Note except that such events pertain to the $10 Million Secured Note and related loan documents.

Amended Security Agreement – AgeX has entered into an Amended and Restated Security Agreement that amends the February 14, 2022 Security Agreement between AgeX and Juvenescence and adds the $10 Million Secured Note to the obligations secured by the Security Agreement. The Security Agreement grants Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default occurs under the $10 Million Secured Note, Juvenescence will have the right to foreclose on the assets pledged as collateral.

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

Stockholder Approval of Certain Matters

2020 Loan Agreement, Secured Note, 2020 Warrants, and 2022 Warrants

In order to comply with applicable NYSE American listing requirements, the 2020 Loan Agreement and the Secured Note and the related Warrant Agreements governing the 2020 Warrants and 2022 Warrants placed certain limits on the number of shares of AgeX common stock that may be issued to Juvenescence upon conversion of outstanding loan amounts or exercise of the 2020 Warrants or 2022 Warrants prior to stockholder approval of the issuance of shares to Juvenescence that would result in (a) Juvenescence receiving additional shares in excess of 19.9% of the AgeX common stock outstanding as of March 30 2020 in the case of a conversion of the outstanding loan amounts under the 2020 Loan Agreement into AgeX common stock, or outstanding as of February 14, 2022 in the case of a conversion of the outstanding loan amounts under Secured Note into AgeX common stock, for less than the greater of book value or the applicable tranche market values of AgeX common stock as of March 20, 2020 or February 14, 2022, respectively (the “19.9% Cap”), or (b) Juvenescence owning 50% or more of the outstanding AgeX common stock (the “50% Cap”) in the case of a conversion of the outstanding loan amounts under the 2020 Loan Agreement or the Secured Note or the exercise of the 2020 Warrants or 2022 Warrants. As required by the terms of the 2020 Loan Agreement and the 2022 Secured Note, AgeX sought and obtained the vote of AgeX stockholders approving (i) the ability of AgeX and Juvenescence to convert the loans under the 2020 Loan Agreement and the Secured Note into shares of AgeX common stock under the applicable loan conversion provisions even if the conversion would result in (a) Juvenescence receiving additional shares in excess of the 19.9% Cap or the 50% Cap limits, and (ii) the ability of Juvenescence to exercise its 2020 Warrants and 2022 Warrants even if the exercise would cause Juvenescence’s ownership of AgeX common stock to equal or exceed the 50% Cap limit.

$10 Million Secured Note

In order to comply with applicable NYSE American listing requirements, the $10 Million Secured Note also contains (a) a 19.9% Cap limiting the number of shares of AgeX common stock that may be issued to Juvenescence for less than the greater of book value or the market value of AgeX common stock, and (b) a 50% cap limiting the number of shares of AgeX common stock that may be issued to Juvenescence, upon conversion of the $10 Million Secured Note, without prior AgeX stockholder approval. The book value, market value, and number of shares outstanding for purposes of the 19% Cap will be determined as of March 13, 2023, the date of the $10 Million Secured Note. The $10 Million Secured Note requires AgeX to submit to its stockholders, at the next annual meeting of stockholders, a proposal to permit AgeX or Juvenescence to convert the $10 Million Secured Note loan into shares of AgeX common stock even if the conversion would result in Juvenescence receiving additional shares in excess of the 19.9% Cap or the 50% Cap limits.

Indemnification Agreements

On March 13, 2023, we executed a Letter of Indemnification in Lieu of or Supplemental to a Medallion Signature Guarantee (“Letter of Indemnification”) pursuant to which we agreed to indemnify American Stock Transfer & Trust Company, LLC (the “AST Indemnity”) from and against any and all claims, damages, liabilities or losses arising out of the transfer of all of the AgeX common stock held by Juvenescence to its wholly-owned subsidiary, Juvenescence US Corp. (the “Share Transfer”). In connection with the execution of the Letter of Indemnification, we and Juvenescence entered into a Transfer of Shares of AgeX Therapeutics, Inc. Common Stock – Indemnification Agreement, pursuant to which Juvenescence agreed to indemnify us against any and all claims, damages, liabilities or losses arising out of the Share Transfer or AST Indemnity.

Director Independence

Gregory H. Bailey, Joanne M. Hackett, and Michael H. May qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. Annalisa Jenkins served as director during 2021 also qualified as independent under that standard. Dr. Jenkins’ term as a director expired at the 2021 Meeting. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration during the last fiscal year for serving as directors except as disclosed under “Non-Employee Director Compensation” in Item 11 of this Report. None of the independent directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

Gregory H. Bailey does not meet the independence standard for service on the Audit Committee under Exchange Act Rule 10A-3 because he is the Chief Executive Officer of Juvenescence Limited, which is our largest stockholder and owns approximately 43% and beneficially owns approximately 78.7% of our common stock as reflected in the table included in Item 12 to this Report.

Item 14. Principal Accounting Fees and Services

OUM & Co., LLP (“OUM”) served as our independent registered public accountants from October 2017 until July 15, 2021. During July 2021, OUM combined its practice with WithumSmith+Brown, PC (“Withum”) through a transaction in which certain OUM partners and professional staff joined Withum as partners or employees. As a result of this transaction, on July 15, 2021, OUM resigned as our independent registered public accounting firm, and on July 20, 2021, the Audit Committee of our Board of Directors approved the engagement of Withum as our new independent registered public accounting firm.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2022 and 2021 by Withum and OUM:

	Withum		OUM	Total
	2022	2021	2021	2022	2021
Audit Fees (1)	$358,000	$267,000	$36,000	$358,000	$303,000
Audit Related (2)	53,000	-	54,000	53,000	54,000
	$411,000	$267,000	$90,000	$411,000	$357,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, and review of interim financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2022 and 2021, 100% of the fees paid to Withum and OUM were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of AgeX are filed in this Report:

Audited Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated by reference:

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1#†	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	2.1	8/30/2018

2.2	Agreement and Plan of Merger, dated March 6, 2021, by Atlas Capital Partners Limited, GCLMS Acquisition Corporation, LifeMap Sciences, Inc. and AgeX Therapeutics, Inc.	8-K	001-38519	10.1	3/8/2021

3.1	Certificate of Incorporation, as amended, of AgeX Therapeutics, Inc.	8-K	001-38519	3.1	12/12/2022

3.2	Bylaws of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.2	6/8/2018

4.1	Specimen of Common Stock Certificate AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	4.1	8/30/2018

4.2	Form of Warrant included in Warrant Agreement dated March 30, 2020.	10-K	001-38519	10.25	3/30/2020

4.3	Form of Warrant included in Warrant Agreement dated February 14, 2022.	8-K	001-38519		2/15/2022

4.4*	Description of Securities.

10.1#	Asset Contribution and Separation Agreement dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.1	11/9/2017

10.2#	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.2	11/9/2017

10.3‡	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-229432	99.1	1/30/2019

10.4‡	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement.	S-8	333-229432	99.2	1/30/2019

10.5‡	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement.	S-8	333-229432	99.3	1/30/2019

10.6‡	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement.	S-8	333-229432	99.4	1/30/2019

10.7‡	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement.	S-8	333-229432	99.5	1/30/2019

10.8#	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.7	7/19/2018

10.9	First Amendment, dated November 8, 2017, to License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.8	7/19/2018

10.10#	Sublicense Agreement, dated August 17, 2017, by and among OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.9	7/19/2018

10.11	First Amendment, dated November 8, 2017, to Sublicense Agreement, dated August 17, 2017, between OrthoCyte Corporation, Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.1	7/19/2018

10.12#	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.11	7/19/2018

10.13‡	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017.	10-12(b)	001-38519	10.17	6/8/2018

10.14	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.15	7/19/2018

10.15	Form of Registration Rights Agreement.	10-12(b) A-1	001-38519	10.16	7/19/2018

10.16#	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.17	7/19/2018

10.17‡	Employment Agreement, by and between AgeX Therapeutics, Inc. and Michael D. West, dated October 18, 2018.	10-12(b) A-3	001-38519	10.19	10/22/2018

10.18	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.3	8/14/2019

10.19	Secured Convertible Facility Agreement, dated March 30, 2020, by and among AgeX Therapeutics, Inc., ReCyte Therapeutics, Inc., Reverse Bioengineering, Inc., and Juvenescence Limited.	10-K	001-38519	10.24	3/30/2020

10.20	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant.	10-K	001-38519	10.25	3/30/2020

10.21	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-K	001-38519	10.26	3/30/2020

10.22‡	Employment Agreement, by and between AgeX Therapeutics, Inc. and Andrea E. Park, dated May 15, 2020.	10-Q	001-38519	10.3	8/14/2020

10.23	First Amendment to Secured Convertible Facility Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.1	8/14/2020

10.24	First Amendment to Warrant Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.2	8/14/2020

10.25	Second Amendment to Secured Convertible Facility Agreement, dated November 12, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.1	11/16/2020

10.26	Amendment No. 2 to Registration Rights Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/11/2021

10.27	Amendment No. 2 to Loan Facility Agreement, dated November 8, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	11/9/2021

10.28‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-261997	99.1	1/4/2022

10.29†	Secured Note dated February 14, 2022, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	2/15/2022

10.30†	Security Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/15/2022

10.31	Warrant Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.3	2/15/2022

10.32	Amendment No. 3 to Registration Rights Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.4	2/15/2022

10.33‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	8-K	001-38519	10.1	12/12/2022

10.34†	Secured Convertible Promissory Note dated March 13, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	3/15/2023

10.35†	Amended and Restated Security Agreement, dated March 13, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	3/15/2023

10.36†	Convertible Note Purchase Agreement, dated March 15, 2023, between AgeX Therapeutics, Inc. and Serina Therapeutics, Inc.	8-K	001-38519	10.3	3/15/2023

10.37	Convertible Promissory Note, dated March 15, 2023, between AgeX Therapeutics, Inc. and Serina Therapeutics, Inc.	8-K	001-38519	10.4	3/15/2023

10.38†	Subordination Agreement, dated March 15, 2023, between AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and the other investors signatory thereto	8-K	001-38519	10.5	3/15/2023

10.39†	Third Amendment to that certain Secured Convertible Facility Agreement, dated March 30, 2020, by and between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.6	3/15/2023

21.1*	List of Subsidiaries

23.1*	Consent of WithumSmith+Brown, PC

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

‡	Management contract or compensatory plan.

(b) See (a)3 Exhibits

(c)(1) Separate Financial Statements of subsidiaries not consolidated and fifty percent or less owned persons

AgeX consolidates NeuroAirmid Therapeutics, Inc. despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per ASC 810, Consolidation. For further discussion on principles of consolidation, see Note 1, Organization, Basis of Presentation and Liquidity to the consolidated financial statements included elsewhere in this Report.

(c)(2) Financial Statements of affiliates whose securities are pledged as collateral

Presented below are the unaudited financial statements of Reverse Bioengineering, Inc., a wholly owned subsidiary of AgeX whose securities are pledged as collateral to Juvenescence in connection with the debt agreements with Juvenescence. For further information on debt agreements with Juvenescence, see Notes 5, Related Party Transactions and 11, Subsequent Events to the consolidated financial statements included elsewhere in this Report.

REVERSE BIOTHERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$53	$4
Amount due to AgeX	883	384
TOTAL LIABILITIES	936	388

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 1 and nil shares issued and outstanding, respectively	-	-
Accumulated deficit	(936)	(388)
Total stockholders’ deficit	(936)	(388)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

REVERSE BIOTHERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
OPERATING AND ORGANIZATION EXPENSES
Research and development	288	8
General, administrative and organization	260	254

NET LOSS	$548	$262

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(548)	$-

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	1	-

REVERSE BIOTHERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock				Total
	Number of Shares	Par Value		Accumulated Deficit	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2020	-	$-		$(126)	$(126)

Net loss	-	-		(262)	(262)
BALANCE AT DECEMBER 31, 2021	-	-		(388)	(388)

Issuance of common stock to AgeX in connection with Asset Contribution Agreement	1	-	*	-	-
Net loss	-	-		(548)	(548)
BALANCE AT DECEMBER 31, 2022	1	$-		$(936)	$(936)

*Amount less than $1,000.

REVERSE BIOTHERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022		2021
OPERATING ACTIVITIES:
Net loss	$(548)		$(262)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	49		(103)
Amount due to AgeX	499		365
Net cash used in operating activities	-		-

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	-		-

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	-		-
At end of the year	$-		$-

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of 1,000 common stock to AgeX in connection with Asset Contribution Agreement	$-	*	$-

*Amount less than $1,000.

(c)(3) Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2023.

AGEX THERAPEUTICS, INC.

By:	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Signature	Title	Date

/s/ Michael D. West	President and Chief Executive Officer	March 31, 2023
MICHAEL D. WEST	(Principal Executive Officer)

/s/ Andrea E. Park	Chief Financial Officer	March 31, 2023
ANDREA E. PARK	(Principal Financial and Accounting Officer)

/s/ Gregory H. Bailey	Director	March 31, 2023
GREGORY H. BAILEY

/s/ Michael H. May	Director	March 30, 2023
MICHAEL H. MAY

/s/ Joanne M. Hackett	Director	March 31, 2023
JOANNE M. HACKETT

