Form 10-Q
period 2023-03-31
AgeX Therapeutics, Inc.
filed 2023-05-12
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares common stock outstanding as of May 5, 2023 was 37,951,261, par value $0.0001 per share.

AGEX THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 31, 2023. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “AgeX,” “our” or “we” mean AgeX Therapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$280	$645
Accounts and grants receivable, net	6	4
Prepaid expenses and other current assets	1,461	1,804
Total current assets	1,747	2,453

Restricted cash	50	50
Intangible assets, net	705	738
Convertible note receivable	10,029	-
TOTAL ASSETS	$12,531	$3,241

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,262	$1,034
Loans due to Juvenescence, net of debt issuance costs, current portion	20,042	7,646
Related party payables, net	144	141
Warrant liability	347	180
Insurance premium liability and other current liabilities	730	1,077
Total current liabilities	22,525	10,078

Loans due to Juvenescence, net of debt issuance costs, net of current portion	10,011	10,478
TOTAL LIABILITIES	32,536	20,556

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000 shares authorized; and 37,951 and 37,949 shares issued and outstanding	4	4
Additional paid-in capital	99,589	98,994
Accumulated deficit	(119,487)	(116,210)
Total AgeX Therapeutics, Inc. stockholders’ deficit	(19,894)	(17,212)
Noncontrolling interest	(111)	(103)
Total stockholders’ deficit	(20,005)	(17,315)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,531	$3,241

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except par value amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Revenues	$10	$5
Cost of sales	1	1

Gross profit	9	4

OPERATING EXPENSES
Research and development	174	396
General and administrative	1,993	1,660
Total operating expenses	2,167	2,056

Loss from operations	(2,158)	(2,052)

OTHER EXPENSE, NET:
Interest expense, net	(1,100)	(571)
Change in fair value of warrants	(30)	(87)
Other income, net	3	3
Total other expense, net	(1,127)	(655)

NET LOSS	(3,285)	(2,707)
Net loss attributable to noncontrolling interest	8	1

NET LOSS ATTRIBUTABLE TO AGEX	$(3,277)	$(2,706)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,950	37,942

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(3,285)	$(2,707)
Other comprehensive expense, net of tax	-	-
COMPREHENSIVE LOSS	(3,285)	(2,707)
Less: Comprehensive loss attributable to noncontrolling interest	8	1
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(3,277)	$(2,706)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2022	37,949	$4	$98,994	$(116,210)	$(103)	$(17,315)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	(1)
Fair value of liability classified warrants issued	-	-	526	-	-	526
Stock-based compensation	-	-	70	-	-	70
Net loss	-	-	-	(3,277)	(8)	(3,285)
BALANCE AT MARCH 31, 2023	37,951	$4	$99,589	$(119,487)	$(111)	$(20,005)

	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	(1)
Issuance of warrants	-	-	178	-	-	178
Fair value of liability classified warrants issued	-	-	2,575	-	-	2,575
Stock-based compensation	-	-	239	-	-	239
Net loss	-	-	-	(2,706)	(1)	(2,707)
BALANCE AT MARCH 31, 2022	37,943	$4	$96,903	$(108,454)	$(44)	$(11,591)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(3,277)	$(2,706)
Net loss attributable to noncontrolling interest	(8)	(1)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Change in fair value of warrants	30	87
Amortization of intangible assets	33	33
Amortization of debt issuance costs	1,057	544
Stock-based compensation	70	239
Changes in operating assets and liabilities:
Accounts and grants receivable	(3)	25
Prepaid expenses and other current assets	314	243
Accounts payable and accrued liabilities	205	207
Related party payables	61	19
Insurance premium liability	(353)	(325)
Other current liabilities	6	(1)
Net cash used in operating activities	(1,865)	(1,636)

INVESTING ACTIVITIES:
Drawdown on loan facilities to Serina	(10,000)	-
Net cash used in investing activities	(10,000)	-

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	11,500	1,500
Net cash provided by financing activities	11,500	1,500

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(365)	(136)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	695	634
At end of the period	$330	$498

See accompanying notes to these condensed consolidated interim financial statements.

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

Restructuring Plans

During March 2023, AgeX borrowed $10,000,000 from Juvenescence Limited (“Juvenescence”) under the terms of a Secured Convertible Promissory Note (the “$10 Million Secured Note”) and used the loan proceeds to make a $10,000,000 loan under the terms of a Convertible Promissory Note to Serina (the “Serina Note”), in order to provide financing to Serina Therapeutics, Inc. (“Serina”) in contemplation of corporate restructuring plans that include a potential merger between AgeX and Serina in which AgeX would be the surviving company. Serina has developed a proprietary drug delivery polymer technology. AgeX’s restructuring plans also include a potential spinoff of AgeX’s subsidiary Reverse Bioengineering, Inc. (“Reverse Bio”) through a distribution of some or all of the shares of capital stock of Reverse Bio held by AgeX to AgeX stockholders following a financing of Reverse Bio through the sale of shares of Reverse Bio common stock to private investors (the “Reverse Bio Financing”). If the Reverse Bio spinoff is completed, Reverse Bio would become a separate publicly traded company.

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

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder Juvenescence. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $119.5 million as of March 31, 2023. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.3 million as of March 31, 2023 plus the loan facilities provided by Juvenescence to advance up to an additional $4 million to AgeX as of May 9, 2023 as discussed in Note 12 Subsequent Events, and the proceeds AgeX may receive from the sale of additional shares of its common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations.

Liquidity and Impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. Although AgeX has been able to reduce its operating expenses by eliminating internal research and development activities and focusing instead on out-sourcing research and development and seeking licensing arrangements for AgeX technologies, this approach has also made it more difficult for AgeX to make progress in developing its target product candidates and technologies, which in turn may make it more difficult for AgeX to raise capital. The availability of financing also may be adversely impacted by the COVID-19 pandemic to the extent it disrupts aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in AgeX’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Principles of consolidation

The consolidated financial statements include the accounts of AgeX and its subsidiaries in which AgeX has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which AgeX is the primary beneficiary (as described in more detail below). For consolidated entities where AgeX has less than 100% of ownership, AgeX records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ deficit on AgeX’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.

AgeX assesses whether it is the primary beneficiary of a variable interest entity (“VIE”) at the inception of the arrangement and at each reporting date. This assessment is based on its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and AgeX’s obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the entity is within the scope of the variable interest model and meets the definition of a VIE, AgeX considers whether it must consolidate the VIE or provide additional disclosures regarding its involvement with the VIE. If AgeX determines that it is the primary beneficiary of the VIE, AgeX will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event. For entities AgeX holds as an equity investment that are not consolidated under the VIE model, AgeX will consider whether its investment constitutes a controlling financial interest in the entity and therefore should be considered for consolidation under the voting interest model.

AgeX has three subsidiaries, Reverse Bio, ReCyte Therapeutics, Inc. (“ReCyte”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Reverse Bio is a wholly owned subsidiary of AgeX through which AgeX plans to finance its iTRTM research and development efforts. AgeX is actively seeking equity financing for Reverse Bio and to the extent that such Reverse Bio Financing is obtained through the sale of capital stock or other equity securities by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. AgeX’s restructuring plans also include a potential spinoff of Reverse Bio through a distribution of some or all of the shares of capital stock of Reverse Bio held by AgeX to AgeX stockholders following the Reverse Bio Financing. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. NeuroAirmid is jointly owned by AgeX with the University of California – Irvine and certain researchers and was recently organized to pursue clinical development and commercialization of cell therapies, focusing initially on Huntington’s Disease. AgeX owns 50% of the outstanding capital stock of NeuroAirmid. AgeX consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification 810 (“ASC 810”), Consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (ii) the reported amounts of revenues and expenses during the reporting period, in each case with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, determining the fair value of our embedded derivatives in the convertible notes payable and receivable, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. The financial information for private companies may not be available and, even if available, that information may be limited and/or unreliable. To the extent there are material differences between the estimates and actual results, AgeX’s future results of operations will be affected.

See Note 6, Warrant Liability, for discussion on estimated change in fair value of warrant liability.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject AgeX to concentrations of risk consist principally of cash equivalents and a convertible note receivable. AgeX maintains its cash deposits in Federal Deposit Insurance Corporation insured financial institutions within the federally insured limits. Even if balances were to exceed the federally insured limits, AgeX does not believe that it would be exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. To date, AgeX has not experienced any losses on such accounts.

AgeX also monitors the creditworthiness of the borrower of the convertible promissory note. AgeX believes that any concentration of credit risk in a convertible note receivable was mitigated in part by (i) AgeX’s right to convert loan amounts owed to AgeX into shares of equity securities of the borrower in the event the borrower completes a financing in at least a designated amount, and (ii) AgeX’s right to tender the convertible note receivable to a lender to settle a convertible note payable. See Notes 4, Convertible Note Receivable and 5, Related Party Transactions.

Product candidates developed by AgeX and its subsidiaries will require approvals or clearances from the United States Food and Drug Administration or foreign regulatory agencies prior to commercial sales. There can be no assurance that any of the product candidates being developed or planned to be developed by AgeX or its subsidiaries will receive any of the required approvals or clearances. If regulatory approval or clearance were to be denied or any such approval or clearance was to be delayed, it would have a material adverse impact on AgeX.

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

The carrying values of cash equivalents, accounts receivable and accounts payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. The convertible note receivable is reported at fair value as it bears market rates of interest. Fair values for the AgeX’s warrant liabilities are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

In determining fair value, AgeX utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, AgeX has no financial assets recorded at fair value on a recurring basis, except for cash and cash equivalents primarily consisting of money market funds. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. The discounted conversion prices triggered by certain qualified events in the Serina Note and the $10 Million Secured Note are Level 3 on the fair value hierarchy and subject to fair valuation at inception and remeasurement at each reporting period. The fair value of the discounted conversion prices under both notes was determined to have an immaterial value at inception and life to date of the notes, as the probability of a future qualifying event is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period. For additional information regarding the convertible notes and derivatives, see Notes 4, Convertible Note Receivable and 5, Related Party Transactions.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6, Warrant Liability. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date. The following table summarizes fair value measurements by level as of March 31, 2023 for warrant liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$347	$347

See Note 6, Warrant Liability, for additional information on accounting for liability classified warrants and certain Level 3 warrant valuation tables.

Cash, cash equivalents, and restricted cash

In accordance with Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	March 31,2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$280	$645
Restricted cash (1)	50	50
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$330	$695

(1)	Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program.

Long-lived intangible assets, net

Long-lived intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) and patents is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.

Impairment of long-lived assets

AgeX assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. AgeX’s long-lived assets consists entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of March 31, 2023, there has been no impairment of long-lived assets.

Leases

AgeX accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASC 842”) and its subsequent amendments affecting AgeX: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted Improvements, using the modified retrospective method. AgeX management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, AgeX continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, and as applicable, AgeX accounts for the lease and non-lease components as a single lease component. AgeX recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet.

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

AgeX leases office space in Alameda, California. For 2022 base monthly rent was $1,074 and for 2023 base monthly rent is $844 for slightly less space at the same building. AgeX has elected to not apply the recognition requirements under ASC 842 for the lease agreements and instead recognizes the lease payments as lease cost on a straight-line basis over the lease term as lease payments are not deemed material.

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of March 31, 2023. See Notes 5, Related Party Transactions and 6, Warrant Liability, for additional information regarding warrants.

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

ESI BIO Research Products – AgeX, through its ESI BIO research product division, markets a number of products related to human pluripotent stem cells (“PSC lines”), including research-grade PSC lines and PSC lines produced under current good manufacturing practices or “cGMP”. AgeX offers cells from PSC lines to customers under contracts that permit the customers to utilize PSC lines for the research, development, and commercialization of cell-based therapies or other products in defined fields of application. The compensation to AgeX for providing the PSC line cells under such contracts may include up-front payments, milestone payments related to product development, regulatory matters, and commercialization, and the payment of royalties on sales of products developed from AgeX PSC lines. For the three months ended March 31, 2023 and 2022, AgeX recognized $10,000 and $5,000, respectively, from the sale of research products.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of March 31, 2023 and December 31, 2022, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three months ended March 31, 2023 and 2022, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	3,261	3,392
Warrants (1)	12,777	6,384
Restricted stock units	2	15

(1)	As of March 31, 2023 and 2022, AgeX had issued Juvenescence warrants to purchase 13,002,503 and 9,051,431 shares, respectively, of AgeX common stock as consideration for certain loan agreements discussed in Note 5 Related Party Transactions.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated interim financial statements to conform to current year presentation to the Other income, net amount in the condensed consolidated statements of operations. Additionally, certain financial information is presented on a rounded basis, which may cause minor differences.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The standard is applicable to all financial assets (and net investment in leases) that are not accounted for at fair value through net income, such as trade receivables, loans, debt securities, and net investment in leases, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. AgeX adopted this standard as of January 1, 2023 and it did not have a material impact on the condensed consolidated interim financial statements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance in Accounting Standards Codification 815 (“ASC 815”) on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 (released on August 28, 2017) that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. AgeX adopted this standard as of January 1, 2023 and it did not have a material impact on the condensed consolidated interim financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which amends the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in ASC 326 and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance became effective for AgeX on January 1, 2023, and includes interim periods. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. This ASU did not have a material impact on the condensed consolidated interim financial statements.

3. Selected Balance Sheet Components

Intangible assets, net

At March 31, 2023 and December 31, 2022, intangible assets, primarily consisting of acquired IPR&D and patents, and accumulated amortization were as follows (in thousands):

	March 31, 2023 (unaudited)	December 31, 2022
Intangible assets	$1,312	$1,312
Accumulated amortization	(607)	(574)
Total intangible assets, net	$705	$738

AgeX recognized $33,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended March 31, 2023 and 2022.

Amortization of intangible assets for periods subsequent to March 31, 2023 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2023	$98
2024	131
2025	131
2026	132
Thereafter	213
Total	$705

Accounts payable and accrued liabilities

At March 31, 2023 and December 31, 2022, accounts payable and accrued liabilities were comprised of the following (in thousands):

	March 31, 2023 (unaudited)	December 31, 2022
Accounts payable	$707	$568
Accrued compensation	196	193
Accrued vendors and other expenses	359	273
Total accounts payable and accrued liabilities	$1,262	$1,034

4. Convertible Note Receivable

On March 15, 2023, AgeX and Serina entered into a Convertible Note Purchase Agreement (the “Serina Note Purchase Agreement”), pursuant to which AgeX lent to Serina an aggregate principal amount of $10,000,000 as evidenced by the Serina Note on that date. Interest on the principal amount under the Serina Note accrues on the unpaid principal amount at a simple interest rate equal to 7% per annum, computed on the basis of the 360-day year of twelve 30-day months. The outstanding principal balance of the Serina Note will become due and payable on March 15, 2026.

In connection with the issuance of the Serina Note, AgeX is entitled to elect one member to the board of directors of Serina and receive certain information and inspection rights as well as participation rights for subsequent equity issuances.

The principal balance of the Serina Note with accrued interest will automatically convert into Serina preferred stock if Serina raises at least $25,000,000 through the sale of shares of Serina preferred stock (“qualifying event”). The conversion price per share shall be the lower of (a) 80% of the lowest price at which the shares of preferred stock were sold, and (b) a “capped price” equal to $105,000,000 divided by Serina’s then fully diluted capitalization. AgeX has the option to convert the Serina Note into Serina preferred stock after a sale of Serina preferred stock regardless of the amount sold by Serina. AgeX evaluated the 20% discounted conversion feature of the Serina Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the note and accounted for separately. The 20% discount was determined to have an immaterial value at inception and life to date of the Serina Note, as the probability of a future qualifying event is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest (income) expense, net in the Other (income) expense, net section of the consolidated statements of operations.

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

5. Related Party Transactions

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement which extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 to the 2019 Loan Agreement which increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See discussion regarding the 2022 Secured Convertible Promissory Note within this Note 5.

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit for a period of 18 months. Through March 31, 2023, AgeX had drawn the full $8.0 million line of credit. AgeX issued to Juvenescence 28,500 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3.0 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”) as determined by the warrant formula described below. On March 13, 2023, the 2020 Loan Agreement was amended to extend the maturity date to March 30, 2024.

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

2020 Warrants — Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. The exercise prices of the 2020 Warrants issued through March 31, 2023 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Conversion of Loan Amounts to Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. The conversion price per share or units shall be the lowest price at which shares or units are sold. Juvenescence may convert the loan balance in whole or in part into AgeX common stock at any time at Juvenescence’s election at the “Market Price” which shall be the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice Juvenescence’s election to convert the loan or a portion thereof into common stock; provided, that if AgeX common stock is not listed on a national securities exchange, the “Market Price” shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading. If at any time AgeX common stock is not listed on a national securities exchange or quoted on an electronic inter-dealer quotation system, the “Market Price shall be the fair market value per share as determined jointly by the AgeX Board of Directors and Juvenescence.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under the 2019 Loan Agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the Secured Note and added $2 million to the line of credit available to be borrowed by AgeX under the Secured Note subject to Juvenescence’s discretion to approve each loan draw. See Note 12, Subsequent Events, regarding an increase in the available credit under the Secured Note pursuant to an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Allonge”). References to the Secured Note include the Amended and Restated Secured Note as amended by the Allonge. The date on which the outstanding principal balance of the Secured Note will become due and payable shall be February 14, 2024.

During the three months ended March 31, 2023, AgeX borrowed $1,500,000 of the available credit under the Secured Note. As of March 31, 2023, AgeX had borrowed $14,160,000 of the $15,160,000 Secured Note line of credit. On April 4, 2023, AgeX drew the $1 million of its credit remaining available under the Secured Note prior to the increase in the line of credit pursuant to the Allonge. See Note 12, Subsequent Events, regarding an increase in the available credit under the Secured Note and additional 2022 Warrants issued in connection with the drawdown of funds on April 4, 2023.

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

2022 Warrants – Upon each drawdown of funds under the Secured Note, AgeX issued to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants are governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants issued with respect to each draw of loan funds was equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price will be the last closing price per share of AgeX common stock on the NYSE American or other national securities exchange preceding the delivery of the notice from AgeX requesting a draw of funds that triggers the obligation to issue 2022 Warrants; provided, however that if AgeX common stock is not traded on a national securities exchange the Market Price shall be determined with reference to closing prices quoted or bid and asked prices on an interdealer quotation system averaged over twenty consecutive trading days. If at any time AgeX common stock is not listed on a national securities exchange or quoted on an electronic inter-dealer quotation system, the “Market Price shall be the fair market value per share as determined jointly by the AgeX Board of Directors and Juvenescence. The exercise price of the 2022 Warrants will be the applicable Market Price used to determine the number of Warrants issued. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

During the three months ended March 31, 2023, AgeX issued to Juvenescence 2022 Warrants to purchase 1,142,060 shares of AgeX Common Stock. As of March 31, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 9,600,657 shares of AgeX common stock. See Note 12, Subsequent Events, regarding additional 2022 Warrants issued in connection with the drawdown of funds on April 4, 2023. The exercise prices of the 2022 Warrants issued through March 31, 2023 range from $0.59 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

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

$10 Million Secured Convertible Promissory Note

On March 13, 2023, AgeX and Juvenescence entered into the $10 Million Secured Note pursuant to which Juvenescence has loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance the $10,000,000 loan to Serina under the Serina Note. See Note 4 Convertible Note Receivable, for further information on the Serina Note and the related Serina Note Purchase Agreement.

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

AgeX may convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the $10 Million Secured Note. AgeX evaluated the 15% discounted conversion feature of the $10 Million Secured Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the $10 Million Secured Note and accounted for separately. The 15% discount was determined to have an immaterial value at inception and life to date of the $10 Million Secured Note, as the probability of a future financing event described above is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest (income) expense, net in the Other (income) expense, net section of the consolidated statements of operations.

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

Registration Rights

AgeX entered into certain Registration Rights Agreements, as amended, pursuant to which AgeX has agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement and pursuant to the Secured Note, and shares that they may acquire through the conversion of those loans into AgeX common stock. AgeX has filed a registration statement on Form S-3, which has become effective under the Securities Act, for offerings on a delayed or continuous basis covering 16,447,500 shares of AgeX common stock held by Juvenescence and 3,248,246 shares of AgeX common stock that may be issued upon the exercise of warrants held by Juvenescence. Juvenescence retains the right to require AgeX to register additional shares of common stock that Juvenescence may acquire through the exercise of warrants or the conversion of loans. AgeX is obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Debt Issuance Costs

In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, all debt issuance costs are recorded as a discount on the debt and amortized to interest expense over the term of the applicable loan agreement using the effective interest method. Direct debt issuance costs include but are not limited to legal fees, debt origination fees, estimated fair market value of common stock and warrants issued in connection with the loan agreement, and NYSE American additional listing fees for the underlying shares of warrants issued with each drawdown of funds.

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of March 31, 2023 (in thousands):

	Drawdown of Funds	Origination Fee	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
Current
2020 Loan Agreement	$8,000	$-	$8,000	$(2,806)	$2,806	$8,000
Secured Note	14,160	1,098	15,258	(5,761)	2,545	12,042
Total current, net	22,160	1,098	23,258	(8,567)	5,351	20,042
Non-current
$10 Million Secured Note	10,000	355	10,355	(350)	6	10,011
Total debt, net	$32,160	$1,453	$33,613	$(8,917)	$5,357	$30,053

Related Party Payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. AgeX reimburses Juvenescence for services provided by other Juvenescence employees on a work order basis under a shared services agreement effective January 1, 2023. As of March 31, 2023 and December 31, 2022, AgeX had approximately $144,000 and $141,000, respectively, payable to Juvenescence included in related party payables, net, on the condensed consolidated balance sheets.

Indemnification Agreements

On March 13, 2023, AgeX executed that certain Letter of Indemnification in Lieu of or Supplemental to a Medallion Signature Guarantee (“Letter of Indemnification”), pursuant to which AgeX agreed to indemnify American Stock Transfer & Trust Company, LLC and its affiliates, successors and assigns (the “AST Indemnity”) from and against any and all claims, damages, liabilities or losses arising out of the transfer of all of the AgeX common stock held by Juvenescence to its wholly-owned subsidiary, Juvenescence US Corp. (the “Share Transfer”). In connection with AgeX’s execution of the Letter of Indemnification, AgeX and Juvenescence entered into that certain Transfer of Shares of AgeX Therapeutics, Inc. Common Stock – Indemnification Agreement, pursuant to which Juvenescence agreed to indemnify AgeX against any and all claims, damages, liabilities or losses arising out of the Share Transfer or AST Indemnity.

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

As a condition of each amount drawn from Secured Note, on receipt of each amount drawn AgeX shall grant to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price is based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice. See Note 5, Related Party Transactions.

AgeX has utilized the full credit available under the Secured Note and accordingly the warrants were issued for each of the advances of loan funds under the Secured Note. After all relevant assessments, AgeX determined that the warrants issued under the Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, for each reporting period prior to the full drawdown of the entire $15,160,000 Secured Note line of credit, the amount of warrant liability was determined and recognized on the balance sheet for the applicable reporting period based on the number of warrants that would have been issued if the $15,160,000 Secured Note line of credit was drawn in full. The amount of warrant liability attributed to the expected future issuance of warrants upon subsequent loan draws was subsequently adjusted for the fair value of warrants actually issued upon each loan draw, and the number of warrants that could be issued for the remaining credit available was re-measured for the applicable reporting period with changes being recorded as a component of net other expense in the condensed consolidated statements of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception date, the date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Exercise Price (1)	Warrant Expiration Date (2)	Stock Price (3)	Interest Rate (annual) (4)	Volatility (annual) (5)	Time to Maturity (Years)	Calculated Fair Value per Share
Inception Date: 2/14/2022	$0.780	2/13/2025	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/14/2022	$0.780	2/13/2025	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/15/2022	$0.780	2/14/2025	$0.747	1.80%	123.28%	3	$0.535
Period Ended 3/31/2022	$0.940	3/30/2025	$0.854	2.45%	123.28%	3	$0.607
Issuance Date: 4/4/2022	$0.880	4/3/2025	$0.819	2.61%	123.31%	3	$0.585
Issuance Date: 6/6/2022	$0.711	6/5/2025	$0.800	2.94%	122.62%	3	$0.592
Period Ended 6/30/2022	$0.600	6/29/2025	$0.576	2.99%	122.21%	3	$0.413
Issuance Date: 8/16/2022	$0.670	8/15/2025	$0.640	3.19%	121.37%	3	$0.457
Period Ended 9/30/2022	$0.610	9/29/2025	$0.562	4.25%	121.49%	3	$0.401
Issuance Date: 10/21/2022	$0.690	10/20/2025	$0.620	4.52%	120.51%	3	$0.439
Issuance Date: 12/14/2022	$0.590	12/13/2025	$0.540	3.94%	120.01%	3	$0.381
Period Ended 12/31/2022	$0.550	12/31/2025	$0.552	4.22%	119.31%	3	$0.396
Issuance Date: 1/25/2023	$0.735	1/24/2026	$0.751	3.84%	119.17%	3	$0.540
Inception Date: 2/9/2023	$0.703	2/8/2026	$0.660	4.15%	118.94%	3	$0.466
Issuance Date: 2/15/2023	$0.624	2/14/2026	$0.600	4.35%	118.93%	3	$0.426
Period Ended 3/31/2023	$0.661	3/30/2026	$0.663	3.81%	113.43%	3	$0.459

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the day prior to each debt Inception Date, on each presented period ending date, and one day prior to the delivery of the relevant drawdown notice in accordance with terms of the Secured Note (with such drawdown notice delivery date being shown as the Issuance Date in the table). For this purpose, the date on which the Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Warrants are exercisable over a three-year period from each Issuance Date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX common stock as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Credit Line and Draw Amounts (in thousands)		Warrants		Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-		-		$-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	8,435,897	(2)	0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(3)	(4,589,743	)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(3)	(641,025	)(4)	0.5349	(343)
Fair value of warrants issued on 4/4/2022	(1,000	)(3)	(568,440	)(4)	0.5854	(333)
Fair value of warrants issued on 6/6/2022	(1,000	)(3)	(703,234	)(4)	0.5924	(417)
Fair value of warrants issued on 8/16/2022	(1,000	)(3)	(746,380	)(4)	0.4569	(341)
Fair value of warrants issued on 10/21/2022	(500	)(3)	(362,318	)(4)	0.4386	(159)
Fair value of warrants issued on 12/14/2022	(1,000	)(3)	(847,457	)(4)	0.3810	(323)
Change in fair value of warrant liability	-		-		-	225
Fair value as of December 31, 2022	$500	(1)	454,545	(2)	$0.3960	$180
Fair value of warrants issued on 1/25/2023	(500	)(3)	(340,136	)(4)	0.5395	(184)
Fair value at initial measurement date of 2/9/2023	2,000	(1)	1,422,879	(2)	0.4657	663
Fair value of warrants issued on 2/15/2023	(1,000	)(3)	(801,924	)(4)	0.4263	(342)
Change in fair value of warrant liability	-		-		-	30
Fair value as of March 31, 2023	$1,000	(1)	756,426	(2)	$0.4593	$347

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date. For this purpose, the date on which the Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Number of warrants issuable, as applicable, (a) if the amount of credit available was drawn for measurement as of the applicable inception date, or (b) subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of the date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of the date presented.

During the three months ended March 31, 2023 and 2022, AgeX recorded a loss on changes in fair value of warrant liability of $30,000 and $87,000, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. None of the warrants issued have been exercised.

7. Stockholders’ Deficit

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no preferred shares issued and outstanding.

Common Stock

AgeX has 200,000,000 shares of $0.0001 par value common stock authorized. At March 31, 2023 and December 31, 2022, there were 37,951,261 and 37,949,196 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $1,500,000 of drawdowns of loan funds from Juvenescence under the Secured Note during the three months ended March 31, 2023, AgeX issued to Juvenescence 2022 Warrants to purchase 1,142,060 shares of AgeX common stock. See Note 6, Warrant Liability.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. The actual market value of shares of common stock that AgeX may sell through the ATM offering during any 12 month period will be limited to one-third of the aggregate market value of AgeX common stock held by stockholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. During the three months ended March 31, 2023 and 2022, AgeX no proceeds were raised through the sale of shares of common stock under the ATM.

8. Stock-Based Awards

Equity Incentive Plan Awards

AgeX has an Equity Incentive Plan (the “Plan”) under which a maximum of 8,500,000 shares of common stock are available for the grant of stock options, the sale of restricted stock, the settlement of restricted stock units, and the grant of stock appreciation rights. The Plan also permits AgeX to issue such other securities as its Board of Directors or the Compensation Committee administering the Plan may determine.

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2022	5,139	3,261	3	$2.25
Restricted stock units vested	-	-	(3)	-
Balance at March 31, 2023	5,139	3,261	-	$2.25
Options exercisable at March 31, 2023		2,973		$2.36

There have been no exercises of stock options to date.

Stock-based Compensation Expense

AgeX recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). AgeX estimates the fair value of employee stock-based payment awards on the grant-date and recognizes the resulting fair value, net of estimated forfeitures for grants prior to 2017, over the requisite service period. Upon adoption of ASU 2016-09 on January 1, 2017 as further discussed below, forfeitures are accounted for as they occur instead of based on the number of awards that were expected to vest prior to adoption of ASU 2016-09.

AgeX uses the Black-Scholes option pricing model for estimating the fair value of options granted under AgeX’s 2017 Equity Incentive Plan (the “Incentive Plan”). The fair value of each restricted stock grant, if any, is determined based on the value of the common stock granted or sold. AgeX has elected to treat stock-based payment awards with time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period.

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

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$5	$9
General and administrative	65	230
Total stock-based compensation expense	$70	$239

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023(1)	2022
Grant price	$-	$0.798
Market price	$-	$0.798
Expected life (in years)	-	5.52
Volatility	-%	130.96%
Risk-free interest rates	-%	1.62%
Dividend yield	-%	-%

(1)	There were no stock options granted under the Plan during the three months ended March 31, 2023.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2023 and 2022 may have been significantly different.

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

For the three months ended March 31, 2023 and 2022, AgeX experienced a loss; therefore, no income tax provision was recorded for the three months ended March 31, 2023 and 2022.

Due to losses incurred for all periods presented, AgeX did not record a provision or benefit for income taxes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. AgeX established a full valuation allowance for all of its deferred tax assets for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

10. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for interest	$14	$7
Issuance of common stock upon vesting of restricted stock units (Note 8)	$2	$2
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$-	$178
Fair value of liability classified warrants at debt inception date (Note 6)	$663	$4,103
Debt refinanced with new debt (Note 5)	$-	$7,160

11. Commitments and Contingencies

Office Lease Agreement

AgeX leases office space in Alameda, California. For 2022 base monthly rent was $1,074 and for 2023 base monthly rent is $844 for slightly less space at the same building. The lease also includes office furniture rental, janitorial services, utilities, and internet service.

ASC 842

For the office lease, AgeX has elected to not apply the recognition requirements under ASC 842 as lease cost on a straight-line basis over the lease term because the amount of the lease payments is not deemed material.

There were no future minimum lease commitments as of March 31, 2023.

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

Indemnification

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s research and development programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from AgeX to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The sales agreement between AgeX and Chardan also includes indemnification provisions pursuant to which the parties have agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock through the ATM facility, including liabilities under the Securities Act. Similarly, the Registration Rights Agreement between Juvenescence and AgeX includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. AgeX has also agreed to provide the AST Indemnity pursuant to the Letter of Indemnification described in Note 5, Related Party Transactions. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure and in the case of the AST Indemnity AgeX has received a cross-indemnity from Juvenescence against all claims, damages, liabilities or losses arising out of the AST Indemnity. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements to date.

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

On November 17, 2021, AgeX received a second deficiency letter (“2021 Deficiency Letter”) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide in that AgeX had stockholders’ equity of less than $2,000,000 and had incurred losses from continuing operations and/or net losses during the two most recent fiscal years, and that AgeX had stockholders’ equity of less than $4,000,000 and had incurred losses from continuing operations and/or net losses during three out of four of the most recent fiscal years. Pursuant to Section 1009 of the Exchange Company Guide and as provided in the 2021 Deficiency Letter, AgeX provided the Exchange staff with an updated plan (the “2021 Plan”) during December 2021 advising the Exchange staff of action that AgeX had taken and will take that would bring AgeX into compliance with the Exchange’s continued listing standards. The Exchange staff accepted the 2021 Plan which was subsequently revised by AgeX in the course of the Exchange’s continued monitoring of AgeX’s progress to attain compliance with the continued listing standards. During November 2022, the Exchange sent AgeX a notification indicating that the Exchange has accepted the revised 2021 Plan and has granted AgeX an extension of time to regain compliance with the Exchange’s continued listing standards as set forth in Section 1003(a)(i) and (ii) of the Exchange Company Guide by increasing stockholders’ equity to not less than $4,000,000. The Exchange staff will periodically review AgeX’s adherence to the revised 2021 Plan milestones. If AgeX is not in compliance with the continued listing standards by May 17, 2023, or if AgeX does not make progress consistent with the revised 2021 Plan during the plan period, the Exchange will initiate delisting proceedings as appropriate. See Note 12, Subsequent Events, regarding subsequent deficiency letter from the Exchange.

12. Subsequent Events

Additional Loans Under Secured Note

On April 4, 2023, AgeX drew the remaining $1 million of its credit available under the Secured Note. In connection with that draw of loan funds, AgeX issued to Juvenescence warrants to purchase 756,429 shares of AgeX common stock at an exercise price of $0.661 per share, the closing price of AgeX common stock on the NYSE American on March 30, 2023, the trading day immediately preceding delivery of AgeX’s drawdown notice of loan funds.

Increase in Secured Note Line of Credit

On May 9, 2023, AgeX and Juvenescence entered into the Allonge that increases the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit.

Exchange Deficiency Letter

On April 20, 2023, AgeX received a letter (the “2023 Deficiency Letter”) from the staff of the Exchange indicating that AgeX does not meet certain of the Exchange’s continued listing standards as set forth in Sections 1003(a)(i), (ii), and (iii) of the Exchange Company Guide in that AgeX has stockholders equity of less than (A) $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years, (B) $4,000,000 and has incurred losses from continuing operations and/or net losses during three out of four of its most recent fiscal years, and (C) $6,000,000 or more and has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The 2023 Deficiency Letter states that as AgeX remains subject to the conditions set forth in prior letters from the Exchange with respect to AgeX’s deficiencies in stockholders equity, and if AgeX is not in compliance with all of the Exchange’s stockholders equity standards, or does not make progress consistent with AgeX’s Exchange approved plan to come into compliance with the Exchange’s continued listing standards, by May 17, 2023, the Exchange will initiate delisting proceedings as appropriate. AgeX may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Exchange Company Guide.

AgeX intends to make arrangements to have its common stock quoted on an interdealer quotation system if its common stock is delisted from the Exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While AgeX may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the AgeX estimates change and readers should not rely on those forward-looking statements as representing AgeX views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and AgeX can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of AgeX. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K for the year ended December 31, 2022, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with AgeX’s condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Impact of Restructuring Plans

AgeX is pursuing certain corporate restructuring plans that include a potential merger between AgeX and Serina in which AgeX would be the surviving company. Serina has developed a proprietary drug delivery polymer technology. AgeX’s restructuring plans also include a potential spinoff of AgeX’s subsidiary Reverse Bio through a distribution of some or all of the shares of capital stock of Reverse Bio held by AgeX to AgeX stockholders following the planned Reverse Bio Financing through the sale of shares of Reverse Bio common stock to private investors. If the Reverse Bio spinoff is completed, Reverse Bio would become a separate publicly traded company.

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

The following discussion and analysis of AgeX’s financial condition and results of operations does not reflect material changes to AgeX’s business, assets, liabilities, financial condition, operations, management, and prospects that will occur if a merger between AgeX and Serina is consummated or if the Reverse Bio Financing and Reverse Bio spinoff are consummated.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Revenues and Cost of Sales

During the three months ended March 31, 2023 and 2022, we recognized $10,000 and $5,000, respectively, from the sale of research products.

Operating Expenses

We continue to maintain a minimal work force since the May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Research and development expenses	$174	$396	$(222)	(56.1)%
General and administrative expenses	1,993	1,660	333	20.1%

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 decreased by approximately $0.2 million to $0.2 million from $0.4 million during the same period in 2022. The net decrease was primarily attributable to reductions of $0.1 million in salaries to employees and related payroll expenses, including noncash stock-based compensation expense, and general laboratory supplies and expenses, and $0.1 million in outside research and services allocable to research and development expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 increased by $0.3 million to $2.0 million as compared to $1.7 million during the same period in 2022. The net increase is attributable to increases of $0.5 million in professional fees for legal services and consulting expenses incurred in connection with due diligence and other expenses related to the possible merger between AgeX and Serina, and $0.1 million in professional fees for other non-recurring legal services. These increases were offset to some extent by a $0.2 million decrease in noncash stock-based compensation to employees, consultants and directors, and $0.1 million in patent and license maintenance related fees. See Notes 4, Convertible Note Receivable and 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for further discussion about the potential merger between AgeX and Serina.

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

Other expense, net

Total other expense, net for the three months ended March 31, 2023 consists primarily of $1,057,000 amortization of deferred debt issuance costs to interest expense, $58,000 other debt related expenses included in interest expense, and $30,000 unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note.

Total other expense, net for the three months ended March 31, 2022 consists primarily of $544,000 amortization of deferred debt cost to interest expense, $20,000 other debt related expenses included in interest expense, and $87,000 unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note.

See Notes 5, Related Party Transactions and 6, Warrant Liability, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence and liability classified warrants.

Income taxes

For the three months ended March 31, 2023 and 2022, AgeX experienced a loss; therefore, no income tax provision was recorded for the three months ended March 31, 2023 and 2022.

Due to losses incurred for all periods presented, we did not record a provision or benefit for income taxes. A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all deferred tax assets for the periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $119.5 million as of March 31, 2023. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020 primarily impacting research and development personnel, and the elimination of our leased laboratory facility. These down-sizing adjustments to our operations will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and the $4,000,000 increase in the line of credit to us from Juvenescence, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5 Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

As of May 5, 2023, we had borrowed a total of $33,160,000 from Juvenescence. The loans from Juvenescence prohibit us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow fund through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15 million in debt or equity capital by May 15, 2023, however it is unlikely that Reverse Bio will obtain that financing by that date. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations for the Secured Note and $10 Million Secured Note loans. The outstanding amounts under the 2020 Loan Agreement, the Secured Note, and the $10 Million Secured Note will become due and payable upon maturity on March 30, 2024, February 14, 2024, and March 13, 2026, respectively. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into AgeX common stock and the exercise of warrants issued to Juvenescence in connection with the loans made to us could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us additional funds.

We may sell up to $12.1 million of common stock in “at-the-market” transactions through a Sales Agreement with Chardan. The actual market value of shares of common stock that we may sell during any 12 month period will be limited to one-third of the aggregate market value of our common stock held by stockholders who would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. We do not have any other committed sources of funds for additional financing.

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

Summary of Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(1,865)	$(1,636)
Investing activities	(10,000)	-
Financing activities	11,500	1,500
Net change in cash, cash equivalents, and restricted cash	$(365)	$(136)

Operating Activities

Net loss attributable to us for the three months ended March 31, 2023 amounted to $3.3 million. Net cash used in operating activities during this period amounted to $1.9 million. The $1.4 million difference between the net loss attributable to us and net cash used in operating activities during the three months ended March 31, 2023 was primarily attributable to $1.1 million in amortization of intangible assets and deferred debt issuance costs, less than $0.1 million in stock-based compensation expense, $0.1 million in related party payables, and $0.5 million net change in working capital from operating activities. The impact of these non-cash items was offset to some extent by a $0.4 million payment of a financed insurance premium liability. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Investing Activities

During the three months ended March 31, 2023, net cash used by investing activities is entirely comprised of $10 million loan made to Serina. See Note 4 Convertible Note Receivable, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreement with Serina.

During the three months ended March 31, 2022, AgeX had no investing activities.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities amounted to $11.5 million which was entirely attributable to amounts drawn under the credit facilities from Juvenescence. See Note 5 Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

During the three months ended March 31, 2022, net cash provided by financing activities amounted to $1.5 million, which was attributable to the $8.7 million drawn against the $13.2 million available under the Secured Note entered into with Juvenescence in February 2022 of which $7.2 million was applied against the 2019 Loan Agreement, as amended. See Note 5 Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2022 Form 10-K, except as follows:

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $119.5 million as of March 31, 2023. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Increase in Secured Note Line of Credit

On May 9, 2023, AgeX and Juvenescence entered into the Allonge that increases the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation, as amended, of AgeX Therapeutics, Inc.	8-K	001-38519	3.1	12/12/2022

3.2	Bylaws of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.2	6/8/2018

10.1†	Amended and Restated Secured Convertible Promissory Note, dated February 9, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	2/10/2023

10.2	Reaffirmation Agreement, dated February 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	2/10/2023

10.3†	Secured Convertible Promissory Note dated March 13, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	3/15/2023

10.4†	Amended and Restated Security Agreement, dated March 13, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	3/15/2023

10.5†	Convertible Note Purchase Agreement, dated March 15, 2023, between AgeX Therapeutics, Inc. and Serina Therapeutics, Inc.	8-K	001-38519	10.3	3/15/2023

10.6	Convertible Promissory Note, dated March 15, 2023, between AgeX Therapeutics, Inc. and Serina Therapeutics, Inc.	8-K	001-38519	10.4	3/15/2023

10.7†	Subordination Agreement, dated March 15, 2023, between AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and the other investors signatory thereto	8-K	001-38519	10.5	3/15/2023

10.8†	Third Amendment to Secured Convertible Facility Agreement, dated March 10, 2023, by and between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.6	3/15/2023

10.9*	Allonge and Second Amendment to Amended and Restated Convertible Promissory Note dated May 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: May 12, 2023	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 12, 2023	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

