Form 10-Q
period 2023-06-30
AgeX Therapeutics, Inc.
filed 2023-08-14
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares common stock outstanding as of August 8, 2023 was 37,951,261, par value $0.0001 per share.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities Exchange Commission (the “SEC”) on March 31, 2023, and additional risk factors discussed in our other reports filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “AgeX,” “our” or “we” mean AgeX Therapeutics, Inc.

The description or discussion, in this Form 10-Q, of any contract or agreement or of any series of AgeX preferred stock is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement or the certificate of designation of the series of preferred stock.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$261	$645
Accounts and grants receivable, net	6	4
Prepaid expenses and other current assets	1,083	1,804
Total current assets	1,350	2,453

Restricted cash	50	50
Intangible assets, net	673	738
Convertible note receivable	10,204	-
TOTAL ASSETS	$12,277	$3,241

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$961	$1,034
Loans due to Juvenescence, net of debt issuance costs, current portion	22,943	7,646
Related party payables, net	230	141
Warrant liability	-	180
Insurance premium liability and other current liabilities	371	1,077
Total current liabilities	24,505	10,078

Loans due to Juvenescence, net of debt issuance costs, net of current portion	10,068	10,478
TOTAL LIABILITIES	34,573	20,556

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000 shares authorized; and 37,951 and 37,949 shares issued and outstanding	4	4
Additional paid-in capital	99,977	98,994
Accumulated deficit	(122,156)	(116,210)
Total AgeX Therapeutics, Inc. stockholders’ deficit	(22,175)	(17,212)
Noncontrolling interest	(121)	(103)
Total stockholders’ deficit	(22,296)	(17,315)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,277	$3,241

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Revenues	$9	$12	$19	$17
Cost of sales	5	6	6	7

Gross profit	4	6	13	10

OPERATING EXPENSES
Research and development	160	259	334	655
General and administrative	1,730	1,338	3,723	2,998
Total operating expenses	1,890	1,597	4,057	3,653

Loss from operations	(1,886)	(1,591)	(4,044)	(3,643)

OTHER EXPENSE, NET:
Interest expense, net	(792)	(863)	(1,892)	(1,434)
Change in fair value of warrants	(5)	(168)	(35)	(255)
Other income, net	4	4	7	7
Total other expense, net	(793)	(1,027)	(1,920)	(1,682)

NET LOSS	(2,679)	(2,618)	(5,964)	(5,325)
Net loss attributable to noncontrolling interest	10	-	18	1

NET LOSS ATTRIBUTABLE TO AGEX	$(2,669)	$(2,618)	$(5,946)	$(5,324)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.16)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,951	37,943	37,950	37,943

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET LOSS	$(2,679)	$(2,618)	$(5,964)	$(5,325)
Less: Comprehensive loss attributable to noncontrolling interest	10	-	18	1
COMPREHENSIVE LOSS ATTRIBUTABLE TO AGEX COMMON STOCKHOLDERS	$(2,669)	$(2,618)	$(5,946)	$(5,324)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Three Months Ended June 30, 2023
	AgeX’s Stockholders’ Deficit
	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT MARCH 31, 2023	37,951	$4	$99,589	$(119,487)	$(111)	$(20,005)
Fair value of liability classified warrants issued	-	-	353	-	-	353
Stock-based compensation	-	-	35	-	-	35
Net loss	-	-	-	(2,669)	(10)	(2,679)
BALANCE AT JUNE 30, 2023	37,951	$4	$99,977	$(122,156)	$(121)	$(22,296)

	Three Months Ended June 30, 2022
	AgeX’s Stockholders’ Deficit
	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT MARCH 31, 2022	37,943	$4	$96,903	$(108,454)	$(44)	$(11,591)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	(1)
Fair value of liability classified warrants issued	-	-	750	-	-	750
Stock-based compensation	-	-	198	-	-	198
Net loss	-	-	-	(2,618)	-	(2,618)
BALANCE AT JUNE 30, 2022	37,945	$4	$97,850	$(111,072)	$(44)	$(13,262)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Six Months Ended June 30, 2023
	AgeX’s Stockholders’ Deficit
	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2022	37,949	$4	$98,994	$(116,210)	$(103)	$(17,315)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	(1)
Fair value of liability classified warrants issued	-	-	879	-	-	879
Stock-based compensation	-	-	105	-	-	105
Net loss	-	-	-	(5,946)	(18)	(5,964)
BALANCE AT JUNE 30, 2023	37,951	$4	$99,977	$(122,156)	$(121)	$(22,296)

	Six Months Ended June 30, 2022
	AgeX’s Stockholders’ Deficit
	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	4	-	(2)	-	-	(2)
Issuance of warrants	-	-	178	-	-	178
Fair value of liability classified warrants issued	-	-	3,325	-	-	3,325
Stock-based compensation	-	-	437	-	-	437
Net loss	-	-	-	(5,324)	(1)	(5,325)
BALANCE AT JUNE 30, 2022	37,945	$4	$97,850	$(111,072)	$(44)	$(13,262)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(5,946)	$(5,324)
Net loss attributable to noncontrolling interest	(18)	(1)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Change in fair value of warrants	35	255
Amortization of intangible assets	65	66
Amortization of debt issuance costs	1,976	1,355
Stock-based compensation	105	437
Changes in operating assets and liabilities:
Accounts and grants receivable	(2)	13
Prepaid expenses and other current assets	721	614
Interest on convertible note receivable	(204)	-
Accounts payable and accrued liabilities	(96)	(207)
Related party payables	186	65
Insurance premium liability	(711)	(653)
Other current liabilities	5	(2)
Net cash used in operating activities	(3,884)	(3,382)

INVESTING ACTIVITIES:
Cash advanced on convertible note receivable	(10,000)	-
Net cash used in investing activities	(10,000)	-

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	13,500	3,500
Net cash provided by financing activities	13,500	3,500

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(384)	118

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	695	634
At end of the period	$311	$752

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

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder Juvenescence. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $122.2 million as of June 30, 2023. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.3 million as of June 30, 2023 plus the loan facilities provided by Juvenescence to advance up to an additional $4 million to AgeX, and the proceeds AgeX may receive from the sale of additional shares of its common stock in “at-the-market” transactions through a Sales Agreement with Chardan Capital, LLC (“Chardan”) as a sales agent, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should AgeX not continue as a going concern.

Liquidity and Impact of COVID-19

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. Although AgeX has been able to reduce its operating expenses, with the exception of certain non-recurring expenses incurred related to the possible merger between AgeX and Serina, by eliminating internal research and development activities and focusing instead on outsourcing research and development and seeking licensing arrangements for AgeX technologies, this approach has also made it more difficult for AgeX to make progress in developing its target product candidates and technologies, which in turn may make it more difficult for AgeX to raise capital. The availability of financing also may be adversely impacted by the COVID-19 pandemic to the extent it disrupts aspects of AgeX’s operations. The extent to which the ongoing COVID-19 pandemic will ultimately impact AgeX’s business, results of operations, financial condition, or cash flows is highly uncertain and difficult to predict because it will depend on many factors that are outside AgeX’s control. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

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

AgeX has three subsidiaries, Reverse Bio, ReCyte Therapeutics, Inc. (“ReCyte”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Reverse Bio is a wholly owned subsidiary of AgeX through which AgeX plans to finance its iTRTM research and development efforts. AgeX is actively seeking equity financing for Reverse Bio and to the extent that such Reverse Bio Financing is obtained through the sale of capital stock or other equity securities by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. AgeX’s restructuring plans also include a potential spinoff of Reverse Bio through a distribution of some or all of the shares of capital stock of Reverse Bio held by AgeX to AgeX stockholders following the Reverse Bio Financing. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. NeuroAirmid is jointly owned by AgeX with the University of California – Irvine and certain researchers and was recently organized to pursue clinical development and commercialization of cell therapies, focusing initially on Huntington’s Disease. AgeX owns 50% of the outstanding capital stock of NeuroAirmid. AgeX consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (ii) the reported amounts of revenues and expenses during the reporting period, in each case with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, determining the fair value of AgeX’s embedded derivatives in the convertible notes payable and receivable, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. The financial information for private companies may not be available and, even if available, that information may be limited and/or unreliable. To the extent there are material differences between the estimates and actual results, AgeX’s future results of operations will be affected.

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

To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value (ASC 820-10-50, Fair Value Measurements and Disclosures):

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – Inputs to the valuation methodology include observable quoted prices (other than quoted market prices included within Level 1) for similar assets or liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 – Inputs to the valuation methodology are unobservable; that reflect management’s own assumptions about the assumptions market participants would make and significant to the fair value.

In determining fair value, AgeX utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, AgeX has no financial assets recorded at fair value on a recurring basis, except for cash and cash equivalents primarily consisting of money market funds. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. The carrying amounts of accounts receivable, net, prepaid expenses and other current assets, related party amounts due to affiliates, accounts payable, accrued liabilities and other current liabilities approximate fair values because of the short-term nature of these items. The discounted conversion prices triggered by certain qualified events in the Serina Note and the $10 Million Secured Note are Level 3 on the fair value hierarchy and subject to fair valuation at inception and remeasurement at each reporting period. The fair value of the discounted conversion prices under both notes were determined to have an immaterial value at inception and life to date of the notes, as the probability of a future qualifying event is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period. For additional information regarding the convertible notes and derivatives, see Notes 4, Convertible Note Receivable, 5, Related Party Transactions, and 12, Subsequent Events.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6, Warrant Liability. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date. As of June 30, 2023, AgeX has utilized the full credit subject to warrants, and accordingly, the warrants were fully issued for each of the advances of loan funds under the Secured Note.

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

Cash, cash equivalents, and restricted cash

In accordance with Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	June 30, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$261	$645
Restricted cash (1)	50	50
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$311	$695

(1)	Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program.

Long-lived intangible assets, net

Long-lived intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) and patents is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.

Impairment of long-lived assets

AgeX assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. AgeX’s long-lived assets consists entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of June 30, 2023, there has been no impairment of long-lived assets.

Leases

AgeX accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASC 842”), and its subsequent amendments affecting AgeX: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted Improvements, using the modified retrospective method. AgeX management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, AgeX continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, and as applicable, AgeX accounts for the lease and non-lease components as a single lease component. AgeX recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the condensed consolidated balance sheets.

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

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of June 30, 2023. See Notes 5, Related Party Transactions and 6, Warrant Liability, for additional information regarding warrants.

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

ESI BIO Research Products – AgeX, through its ESI BIO research product division, markets a number of products related to human pluripotent stem cells (“PSC lines”), including research-grade PSC lines and PSC lines produced under current good manufacturing practices or “cGMP”. AgeX offers cells from PSC lines to customers under contracts that permit the customers to utilize PSC lines for the research, development, and commercialization of cell-based therapies or other products in defined fields of application. The compensation to AgeX for providing the PSC line cells under such contracts may include up-front payments, milestone payments related to product development, regulatory matters, and commercialization, and the payment of royalties on sales of products developed from AgeX PSC lines. Revenues from the sale of research products have not been significant during the periods presented in the condensed consolidated interim financial statements included in this Report.

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of June 30, 2023 and December 31, 2022, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and six months ended June 30, 2023 and 2022, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,261	3,274	3,261	3,333
Warrants (1)	13,246	9,794	13,013	8,099
Restricted stock units	-	12	1	13

(1)	As of June 30, 2023 and 2022, AgeX had issued Juvenescence warrants to purchase 12,503,522 and 10,323,105 shares, respectively, of AgeX common stock as consideration for certain loan agreements discussed in Note 5, Related Party Transactions.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated interim financial statements to conform to current year presentation. Additionally, certain financial information is presented on a rounded basis, which may cause minor differences.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The standard is applicable to all financial assets (and net investment in leases) that are not accounted for at fair value through net income, such as trade receivables, loans, debt securities, and net investment in leases, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. AgeX adopted this standard as of January 1, 2023, and it did not have a material impact on the condensed consolidated interim financial statements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 (released on August 28, 2017) that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. AgeX adopted this standard as of January 1, 2023, and it did not have a material impact on the condensed consolidated interim financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which amends the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in ASC 326 and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance became effective for AgeX on January 1, 2023 and includes interim periods. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. This ASU did not have a material impact on the condensed consolidated interim financial statements.

On July 14, 2023, the FASB issued ASU No. 2023-02, Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation, which amends or supersedes various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. Specifically, the ASU responds to (1) the issuance of SEC Staff Accounting Bulletin (SAB) 120; (2) the SEC staff announcement at the March 24, 2022, EITF meeting; and (3) SAB Topic 6.B, “Accounting Series Release No. 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” This ASU is effective immediately and did not have a material impact on AgeX’s condensed consolidated interim financial statements.

3. Selected Balance Sheet Components

Intangible assets, net

At June 30, 2023 and December 31, 2022, intangible assets, primarily consisting of acquired IPR&D and patents, and accumulated amortization were as follows (in thousands):

	June 30, 2023 (unaudited)	December 31, 2022
Intangible assets	$1,312	$1,312
Accumulated amortization	(639)	(574)
Total intangible assets, net	$673	$738

AgeX recognized $32,000 and $65,000 in amortization expense of intangible assets, included in research and development expenses, for the three and six months ended June 30, 2023, respectively and $33,000 and $66,000 for the same periods in 2022, respectively.

Amortization of intangible assets for periods subsequent to June 30, 2023 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2023	$66
2024	131
2025	131
2026	132
Thereafter	213
Total	$673

Accounts payable and accrued liabilities

At June 30, 2023 and December 31, 2022, accounts payable and accrued liabilities were comprised of the following (in thousands):

	June 30, 2023 (unaudited)	December 31, 2022
Accounts payable	$506	$568
Accrued compensation	199	193
Accrued vendors and other expenses	256	273
Total accounts payable and accrued liabilities	$961	$1,034

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

The principal balance of the Serina Note with accrued interest will automatically convert into Serina preferred stock if Serina raises at least $25,000,000 through the sale of shares of Serina preferred stock (“qualifying event”). The conversion price per share shall be the lower of (a) 80% of the lowest price at which the shares of preferred stock were sold, and (b) a “capped price” equal to $105,000,000 divided by Serina’s then fully diluted capitalization. AgeX has the option to convert the Serina Note into Serina preferred stock after a sale of Serina preferred stock regardless of the amount sold by Serina. AgeX evaluated the 20% discounted conversion feature of the Serina Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the note and accounted for separately. The 20% discount was determined to have an immaterial value at inception and life to date of the Serina Note, as the probability of a future qualifying event is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest (income) expense, net in the Other (income) expense, net section of the condensed consolidated statements of operations.

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

5. Related Party Transactions

As disclosed in Note 12, Subsequent Events, during July 2023 AgeX and Juvenescence entered into an Exchange Agreement pursuant to which AgeX issued shares of Series A Preferred Stock and Series B Preferred Stock to Juvenescence in exchange for the extinguishment of a total of $36 million of indebtedness under the 2020 Loan Agreement, the Secured Note, and the $10 Million Secured Note discussed below. The unused portion of the line of credit under the Secured Note remains available to AgeX subject to the terms and conditions of the Secured Note.

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence provided to AgeX a $2 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement which extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022, and increased the amount of the loan facility by $4 million. On November 8, 2021, AgeX entered into Amendment No. 2 to the 2019 Loan Agreement which increased the amount of the loan facility by another $1 million. As of December 31, 2021, AgeX had borrowed all of the $7 million total line of credit under the 2019 Loan Agreement, as amended. On February 14, 2022, AgeX refinanced the $7 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See discussion regarding the 2022 Secured Convertible Promissory Note within this Note 5.

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8 million line of credit for a period of 18 months. Through June 30, 2023, AgeX had drawn the full $8 million line of credit. AgeX issued to Juvenescence 28,500 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”) as determined by the warrant formula described below of which 2,146,436 are outstanding as of June 30, 2023. On March 13, 2023, the 2020 Loan Agreement was amended to extend the maturity date to March 30, 2024. During July 2023 the full $8 million of 2020 Loan Agreement indebtedness was extinguished in exchange for shares of Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement. See Note 12, Subsequent Events.

2020 Warrants — Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. The exercise prices of the 2020 Warrants issued through June 30, 2023 range from $0.70 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under the 2019 Loan Agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the Secured Note and added $2 million to the line of credit available to be borrowed by AgeX under the Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Second Amendment”) that increased the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note (the “Third Amendment’), to provide that (i) AgeX may draw on the available portion of the line of credit under the Secured Note until the earlier of the date a Qualified Offering as defined in the Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the Secured Note), (ii) AgeX will not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment, and (iii) the definition of Reverse Financing Condition was amended to extend to June 20, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bioengineering, Inc. The date on which the outstanding principal balance of the Secured Note will become due and payable shall be February 14, 2024. See Note 12, Subsequent Events for information regarding a Fourth Amendment to the Secured Note.

During the six months ended June 30, 2023, AgeX borrowed $3,500,000 of the available credit under the Secured Note. As of June 30, 2023, AgeX had borrowed a total of $16,160,000 under the Secured Note. During July 2023 the $17,992,800 of Secured Note indebtedness, including $16,160,000 borrowed as of June 30, 2023 plus $500,000 borrowed during July 2023 and accrued loan origination fees, was extinguished in exchange for shares of Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement. See Note 12, Subsequent Events.

As an arrangement fee for the Secured Note, AgeX will pay Juvenescence an origination fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the repayment date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the Secured Note. See Note 12, Subsequent Events, regarding the exchange of indebtedness, including accrued origination fees, by Juvenescence for AgeX preferred stock.

2022 Warrants – Upon each drawdown of funds under the Secured Note prior to June 2, 2023 when the Third Amendment went into effect, AgeX issued to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants are governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants issued with respect to each draw of loan funds was equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price was the last closing price per share of AgeX common stock on the NYSE American o preceding the delivery of the notice from AgeX requesting the draw of funds that triggered the obligation to issue 2022 Warrants. The exercise price of the 2022 Warrants is the applicable Market Price used to determine the number of Warrants issued. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

During the six months ended June 30, 2023, AgeX issued to Juvenescence 2022 Warrants to purchase 1,898,489 shares of AgeX Common Stock. As of June 30, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 10,357,086 shares of AgeX common stock. The exercise prices of the 2022 Warrants issued through June 30, 2023 range from $0.59 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

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

Restrictive Covenants – The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, and the restrictions on the incurrence of indebtedness applicable to Reverse Bio will end if it raises more than $15 million in debt or equity financing by October 31, 2023 (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

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

$10 Million Secured Convertible Promissory Note

On March 13, 2023, AgeX and Juvenescence entered into a $10 Million Secured Convertible Promissory Note (the “$10 Million Secured Note”) pursuant to which Juvenescence has loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance the $10,000,000 loan to Serina under the Serina Note. See Note 4, Convertible Note Receivable, for further information on the Serina Note and the related Serina Note Purchase Agreement. See Note 12, Subsequent Events, for debt exchanged for preferred stock on July 24, 2023.

The outstanding principal balance of the $10 Million Secured Note was scheduled to become due and payable on March 13, 2026. In lieu of accrued interest, AgeX will pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) conversion of the $10 Million Secured Note into shares of AgeX common stock, (ii) repayment of the $10 Million Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment), and (iii) the acceleration of the maturity date of the $10 Million Secured Note following an Event of Default as defined in the $10 Million Secured Note.

If (a) AgeX and Serina have not entered into a definitive merger agreement by August 31, 2023; (b) a merger between AgeX and Serina is terminated or either party gives notice to terminate the merger agreement; or (c) the merger is not consummated by March 13, 2024, then AgeX may, after written notice to Juvenescence, pay and satisfy in full any unpaid portion of the principal balance and accrued origination fees under the $10 Million Secured Note by tendering to Juvenescence the Serina Note and shares of capital stock of Serina, if any, that may have been issued to AgeX upon conversion of the Serina Note in whole or in part.

AgeX may convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the $10 Million Secured Note. AgeX evaluated the 15% discounted conversion feature of the $10 Million Secured Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the $10 Million Secured Note and accounted for separately. The 15% discount was determined to have an immaterial value at inception and life to date of the $10 Million Secured Note, as the probability of a future financing event described above is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest (income) expense, net in the Other (income) expense, net section of the condensed consolidated statements of operations.

Juvenescence may convert the outstanding principal amount of the $10 Million Secured Note plus the accrued origination fee into AgeX common stock at the market price per share of AgeX common stock. Juvenescence may not convert the $10 Million Secured Note to AgeX common stock before the earlier of (i) a merger between AgeX and Serina, and (ii) March 13, 2024. Any conversion of the $10 Million Secured Note into AgeX common stock is subject to certain restrictions to comply with applicable requirements of the NYSE American where AgeX common stock is listed. See Note 12, Subsequent Events concerning an amendment to the $10 Million Secured Note.

The $10 Million Secured Note includes certain covenants that among other matters require financial reporting and impose certain restrictions on AgeX that are substantially the same as those under the Secured Note.

During July 2023 the $10 Million Secured Note indebtedness, plus a portion of the accrued loan origination fees, was extinguished pursuant to the Exchange Agreement. See Note 12, Subsequent Events.

AgeX has entered into an Amended and Restated Security Agreement that amends the February 14, 2022 Security Agreement between AgeX and Juvenescence and adds the $10 Million Secured Note to the obligations secured by the Security Agreement. The Security Agreement grants Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default as defined in the $10 Million Secured Note occurs, Juvenescence will have the right to foreclose on the assets pledged as collateral.

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

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of June 30, 2023 (in thousands):

	Drawdown of Funds	Origination Fee	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
Current
2020 Loan Agreement	$8,000	$-	$8,000	$(2,806)	$2,806	$8,000
Secured Note	16,160	1,258	17,418	(5,909)	3,434	14,943
Total current, net	24,160	1,258	25,418	(8,715)	6,240	22,943
Non-current
$10 Million Secured Note	10,000	384	10,384	(350)	34	10,068
Total debt, net	$34,160	$1,642	$35,802	$(9,065)	$6,274	$33,011

Related Party Payables

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. AgeX reimburses Juvenescence for services provided by other Juvenescence employees on a work order basis under a shared services agreement effective January 1, 2023. As of June 30, 2023 and December 31, 2022, AgeX had approximately $230,000 and $141,000, respectively, payable to Juvenescence included in related party payables, net, on the condensed consolidated balance sheets.

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

As a condition of each amount drawn up to $15,160,000 from the Secured Note, on receipt of each amount drawn AgeX granted to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price was based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice. See Note 5, Related Party Transactions.

AgeX has utilized the full credit available under the Secured Note that is subject to warrants and accordingly the warrants were issued for each of the advances of loan funds under the Secured Note. After all relevant assessments, AgeX determined that the warrants issued under the Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, for each reporting period prior to the full drawdown of the entire $15,160,000 of the Secured Note line of credit subject to warrants, the amount of warrant liability was determined and recognized on the balance sheet for the applicable reporting period based on the number of warrants that would have been issued if $15,160,000 of the Secured Note line of credit was drawn. The amount of warrant liability attributed to the expected future issuance of warrants upon subsequent loan draws was subsequently adjusted for the fair value of warrants actually issued upon each loan draw, and the number of warrants that could be issued for the remaining credit available was re-measured for the applicable reporting period with changes being recorded as a component of net other expense in the condensed consolidated statements of operations.

Under the Third Amendment, AgeX is not obligated to issue additional warrants to Juvenescence in connection with the receipt of loan funds up to $4 million made available pursuant to the Second Amendment. See Note 5, Related Party Transactions, for further details of the Second Amendment and the Third Amendment.

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception date, the date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Exercise Price (1)	Warrant Expiration Date (2)	Stock Price (3)	Interest Rate (annual)(4)	Volatility (annual) (5)	Time to Maturity (Years)	Calculated Fair Value per Share
Inception Date: 2/14/2022	$0.780	2/13/2025	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/14/2022	$0.780	2/13/2025	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/15/2022	$0.780	2/14/2025	$0.747	1.80%	123.28%	3	$0.535
Period Ended 3/31/2022	$0.940	3/30/2025	$0.854	2.45%	123.28%	3	$0.607
Issuance Date: 4/4/2022	$0.880	4/3/2025	$0.819	2.61%	123.31%	3	$0.585
Issuance Date: 6/6/2022	$0.711	6/5/2025	$0.800	2.94%	122.62%	3	$0.592
Period Ended 6/30/2022	$0.600	6/29/2025	$0.576	2.99%	122.21%	3	$0.413
Issuance Date: 8/16/2022	$0.670	8/15/2025	$0.640	3.19%	121.37%	3	$0.457
Period Ended 9/30/2022	$0.610	9/29/2025	$0.562	4.25%	121.49%	3	$0.401
Issuance Date: 10/21/2022	$0.690	10/20/2025	$0.620	4.52%	120.51%	3	$0.439
Issuance Date: 12/14/2022	$0.590	12/13/2025	$0.540	3.94%	120.01%	3	$0.381
Period Ended 12/31/2022	$0.550	12/30/2025	$0.552	4.22%	119.31%	3	$0.396
Issuance Date: 1/25/2023	$0.735	1/24/2026	$0.751	3.84%	119.17%	3	$0.540
Inception Date: 2/9/2023	$0.703	2/8/2026	$0.660	4.15%	118.94%	3	$0.466
Issuance Date: 2/15/2023	$0.624	2/14/2026	$0.600	4.35%	118.93%	3	$0.426
Period Ended 3/31/2023	$0.661	3/30/2026	$0.663	3.81%	113.43%	3	$0.459
Issuance Date: 4/4/2023	$0.661	4/3/2026	$0.673	3.60%	113.01%	3	$0.466

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the day prior to each debt Inception Date, on each presented period ending date, and one day prior to the delivery of the relevant drawdown notice in accordance with terms of the Secured Note (with such drawdown notice delivery date being shown as the Issuance Date in the table). For this purpose, the date on which the Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Warrants are exercisable over a three-year period from each Issuance Date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX common stock as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Credit Line and Draw Amounts (in thousands)		Warrants		Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-		-		$-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	8,435,897	(2)	0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(3)	(4,589,743	)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(3)	(641,025	)(4)	0.5349	(343)
Fair value of warrants issued on 4/4/2022	(1,000	)(3)	(568,440	)(4)	0.5854	(333)
Fair value of warrants issued on 6/6/2022	(1,000	)(3)	(703,234	)(4)	0.5924	(417)
Fair value of warrants issued on 8/16/2022	(1,000	)(3)	(746,380	)(4)	0.4569	(341)
Fair value of warrants issued on 10/21/2022	(500	)(3)	(362,318	)(4)	0.4386	(159)
Fair value of warrants issued on 12/14/2022	(1,000	)(3)	(847,457	)(4)	0.3810	(323)
Change in fair value of warrants	-		-		-	225
Fair value as of December 31, 2022	$500	(1)	454,545	(2)	$0.3960	$180
Fair value of warrants issued on 1/25/2023	(500	)(3)	(340,136	)(4)	0.5395	(184)
Fair value at initial measurement date of 2/9/2023	2,000	(1)	1,422,879	(2)	0.4657	663
Fair value of warrants issued on 2/15/2023	(1,000	)(3)	(801,924	)(4)	0.4263	(342)
Fair value of warrants issued on 4/4/2023	(1,000	)(3)	(756,429	)(4)	0.4660	(352)
Change in fair value of warrants	-		-		-	35
Fair value as of June 30, 2023	$-	(1)	-	(2)	$-	$-

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date. For this purpose, the date on which the Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Number of warrants issuable, as applicable, (a) if the amount of credit available was drawn for measurement as of the applicable inception date, or (b) subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of the date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of the date presented.

During the three and six months ended June 30, 2023, AgeX recorded a loss on change in fair value of warrants of $5,000 and $35,000, respectively. During the three and six months ended June 30, 2022, AgeX recorded a loss on change in fair value of warrants of $168,000 and $255,000, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. None of the warrants issued have been exercised.

7. Stockholders’ Deficit

Preferred Stock

AgeX is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no preferred shares issued and outstanding. See Note 12, Subsequent Events, for information concerning the issuance of shares of Series A Preferred Stock and Series B Preferred Stock in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence.

Common Stock

AgeX has 200,000,000 shares of $0.0001 par value common stock authorized. At June 30, 2023 and December 31, 2022, there were 37,951,261 and 37,949,196 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $2,500,000 of drawdowns of loan funds from Juvenescence under the Secured Note during the six months ended June 30, 2023, AgeX issued to Juvenescence 2022 Warrants to purchase 1,898,489 shares of AgeX common stock. See Note 6, Warrant Liability.

Pursuant to the Third Amendment, no warrants were issued in connection with the $1,000,000 of additional drawdowns of loan funds after June 1, 2023. See Note 5, Related Party Transactions, for further details of the Second Amendment and the Third Amendment.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. The actual market value of shares of common stock that AgeX may sell through the ATM offering during any 12 month period will be limited to one-third of the aggregate market value of AgeX common stock held by stockholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. During the six months ended June 30, 2023 and 2022, no proceeds were raised through the sale of shares of common stock under the ATM.

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2022	5,139	3,261	3	$2.25
Restricted stock units vested	-	-	(3)	-
Balance at June 30, 2023	5,139	3,261	-	$2.25
Options exercisable at June 30, 2023		3,016		$2.34

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

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2	$8	$7	$17
General and administrative	33	190	98	420
Total stock-based compensation expense	$35	$198	$105	$437

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023(1)	2022	2023(1)	2022
Grant price	$-	$0.71	$-	$0.79
Market price	$-	$0.71	$-	$0.79
Expected life (in years)	-	6.08	-	5.58
Volatility	-	128.35%	-	130.71%
Risk-free interest rates	-	2.90%	-	1.74%
Dividend yield	-	-%	-	-%

(1)	There were no stock options granted under the Plan during the three and six months ended June 30, 2023.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the six months ended June 30, 2023 and 2022 may have been significantly different.

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

For the three and six months ended June 30, 2023 and 2022, AgeX experienced a loss; therefore, no income tax provision was recorded for the three and six months ended June 30, 2023 and 2022.

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

10. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for interest	$23	$12
Issuance of common stock upon vesting of restricted stock units (Note 8)	$2	$5
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$-	$178
Fair value of liability classified warrants at debt inception date (Note 6)	$663	$3,325
Debt refinanced with new debt (Note 5)	$-	$7,160

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

There were no future minimum lease commitments as of June 30, 2023.

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

On May 17, 2023 AgeX received a notice from the staff of the Exchange indicating that they intend to commence proceedings to delist AgeX common stock from the Exchange based upon AgeX’s non-compliance with the stockholders’ equity requirements set forth in Sections 1003(a)(i), (ii) and (iii) of the Exchange’s Company Guide by the end of a compliance plan period that expired on May 17, 2023. Specifically, AgeX does not meet the continued listing standards because it has stockholders equity of less than (A) $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years, (B) $4,000,000 and has incurred losses from continuing operations and/or net losses during three out of four of its most recent fiscal years, and (C) $6,000,000 or more and has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

On May 24, 2023, AgeX filed a request for a review of the delisting determination by a Committee of the Board of Directors of the Exchange. On May 31, 2023, AgeX received a notice from the staff of the Exchange which scheduled a hearing for July 25, 2023.

On July 24, 2023, AgeX increased its stockholders equity and remediated the deficiency by issuing shares of preferred stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence. See Note 12, Subsequent Events, for further details.

12. Subsequent Events

Additional Loans Under Secured Note

On July 5, 2023 and on August 1, 2023, AgeX drew $500,000 of its credit available under the Secured Note on each date.

Amendment of Secured Note

On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment (the “Fourth Amendment”) to the Secured Note to provide that (i) the definition of Reverse Financing Condition is amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by AgeX’s subsidiary Reverse Bio, and (ii) Juvenescence may convert the outstanding amount of the Secured Note loans or any portion of such loans into AgeX common stock without restriction by the “19.9% Cap” if Juvenescence elects to convert those amounts at a conversion price or prices equal to the “Drawdown Market Prices” applicable to such loan amounts in lieu of a lower conversion price set with reference to the current market price of AgeX common stock at the time of conversion. The 19.9% Cap is a provision of the Secured Note that limits the amount of common stock that Juvenescence may acquire through the conversion of Secured Note loans in order to comply with NYSE American requirements pertaining to the amount of shares that a listed company, such as AgeX, may sell at a price less than the market prices prevailing at the time the loans were made (the “Drawdown Market Prices”) without shareholder approval.

Amendment of $10 Million Secured Note

On July 31, 2023, AgeX and Juvenescence also entered into an amendment to the $10 Million Secured Note that mirrors the amendments of the Secured Note described above, and also creates an earlier time window, ending October 31, 2023, during which Juvenescence may elect to convert any amount outstanding under the $10 Million Secured Note into shares of AgeX common stock. After October 31, 2023, Juvenescence may convert outstanding amounts under the $10 Million Secured Note into AgeX common stock on any date more than ninety (90) days after the earlier of (a) the occurrence of a Qualified Merger as defined, and (b) March 13, 2024.

Debt Exchanged for Preferred Stock and Remediation of Stock Exchange Listing Deficiency

On July 24, 2023, AgeX issued to Juvenescence 211,600 shares of a newly authorized Series A Preferred Stock and 148,400 shares of a newly authorized Series B Preferred Stock in exchange for the cancellation of a total of $36 million of indebtedness consisting of the outstanding principal amount of loans then outstanding under the 2020 Loan Agreement, the Secured Note, and the $10 Million Secured Note, plus the loan origination fees accrued with respect to the 2022 Secured Note and a portion of the loan origination fees accrued pursuant to the $10 Million Secured Note. The cancellation of indebtedness in exchange for the Preferred Stock was conducted pursuant to the Exchange Agreement between AgeX and Juvenescence. By completing the exchange of indebtedness for shares of Series A Preferred Stock and Series B Preferred Stock (collectively referred to as the “Preferred Stock”), AgeX now has sufficient stockholders equity to meet the NYSE American continued listing requirements to have at least $6 million of stockholders’ equity. Accordingly, the NYSE American staff withdrew its May 17, 2023 delisting determination and the scheduled hearing of AgeX’s appeal of that determination was cancelled.

The NYSE American approved the listing of the 36,939,190 shares of AgeX common stock into which the Preferred Stock is presently convertible. In order to comply with Section 713 of the NYSE American Company Guide, the issuance of an additional 13,060,809 shares of AgeX common stock upon conversion of shares of Series B Preferred Stock is currently restricted by a “cap” prohibiting issuance of those additional shares without the prior approval of AgeX stockholders.

Summary of Preferred Stock

The following is a summary of the principal terms of the Series A Preferred Stock and Series B Preferred Stock (collectively “Preferred Stock”). This discussion of the Preferred Stock is a summary only, does not purport to be complete, and is qualified in all respects by the full terms of the Series A Preferred Stock and Series B Preferred Stock, including the respective powers, designations, preferences, rights qualifications, limitations, and restrictions of each such series of Preferred Stock, are set forth in the respective forms of Certificate of Designation of each such series of Preferred Stock.

Dividends

The Preferred Stock is not entitled to receive any payment or distribution of cash or other dividends.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of AgeX, subject to the preferences and other rights of any senior stock, before any assets of AgeX shall be distributed to holders of common stock or other junior stock, all of the assets of AgeX available for distribution to stockholders shall be distributed among the holders of Series A Preferred Stock and Series B Preferred Stock and any other “parity stock” that may be issued ranking parri passu with those series of Preferred Stock with respect to liquidation rights, in proportion to the number of shares of Series B Preferred Stock and parity stock held by each such holder as of the record date for the determination of holders of Series A Preferred Stock, Series B Preferred Stock, and parity stock entitled to receive such distribution, until AgeX shall have distributed to the holders of those shares an amount of assets having a value equal to the subscription price per share. If the assets of AgeX shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series A Preferred Stock, Series B Preferred Stock and parity stock shall be ratably distributed among such holders. The (i) acquisition of AgeX by another entity by means of any transaction or series of transactions (including, without limitation, any reorganization, merger or consolidation) in which the stockholders of AgeX immediately before such transaction or series of transactions do not own a majority of the outstanding stock of the surviving or acquiring corporation upon completion of such transaction or series of transactions or (ii) a sale of all or substantially all of the assets of AgeX in a single transaction or series of related transactions, shall be deemed a liquidation.

Conversion of Preferred Stock into Common Stock

Each share of Preferred Stock shall be convertible into a number of shares of AgeX common stock determined by dividing (x) a number equal to the number of dollars and cents comprising the subscription price, by (y) a number equal to the number of dollars and cents comprising the conversion price. The subscription price per share of Preferred Stock is $100 which was paid through the exchange of indebtedness for shares of Preferred Stock. The conversion price per share of Series A Preferred Stock or Series B Preferred Stock is $0.72 which was the closing price of AgeX common stock on the NYSE American on the last trading day immediately preceding the execution of the Exchange Agreement.

Optional Conversion.

Preferred Stock shall be convertible into common stock at the election of the holder of shares of Preferred Stock at any time and from time to time.

Automatic Conversion.

The outstanding shares of Series A Preferred Stock shall automatically be converted into common stock without any further act of AgeX or its stockholders (“Automatic Conversion”) upon the earliest of: (x) the date on which AgeX or a subsidiary shall have consummated a merger with Serina, or a subsidiary thereof; and (y) February 1, 2024. Further, if the holders of at least a majority of the outstanding shares of Series A Preferred Stock approve or consent to the Automatic Conversion of the shares of that series, then the outstanding shares of Series A Preferred Stock shall be converted into common stock upon such approval or consent.

The outstanding shares of Series B Preferred Stock shall automatically be converted into common stock without any further act of AgeX or its stockholders upon the earliest of: (x) the date on which AgeX or a subsidiary shall have consummated a merger with Serina or a subsidiary thereof; and (y) February 1, 2024, provided that such conversion is not limited by the 19.9% Cap or the 50% Cap as described below; and if Automatic Conversion would then be limited by the 19.9% Cap or the 50% Cap, the Automatic Conversion shall take place on the tenth day after such stockholder approvals have been obtained as may be required to permit such Automatic Conversion without the limitations of the 19.9% Cap and the 50% Cap. Further, if the holders of at least a majority of the outstanding shares of Series B Preferred Stock approve or consent to the Automatic Conversion of the shares of that series, and the conversion is not then limited by the 19.9% Cap or the 50% Cap, then the outstanding shares of Series B Preferred Stock shall be converted into common stock upon such approval or consent.

Certain Limitations on Conversion of Series B Preferred Stock

If under the rules of the NYSE American or any other national securities exchange on which AgeX common stock may be listed, approval by AgeX stockholders would be required in connection with the issuance of common stock in excess of the “19.9% Cap” upon any conversion of Series B Preferred Stock, then unless and until such stockholder approval has been obtained, the maximum number of shares of common stock that may be issued upon conversion of all shares of Series B Preferred Stock shall be an amount equal to the 19.9% Cap. The 19.9% Cap means 7,550,302 shares of common stock, which is 19.9% of the shares of common stock outstanding on February 14, 2022 when the Secured Note, a portion of which has not been approved by AgeX stockholders for conversion into common stock without regard to the 19.9% Cap and 50% Cap, was issued.

If under the rules of the NYSE American or any other national securities exchange on which AgeX common stock may be listed, approval by AgeX stockholders would be required in connection with the issuance of common stock in excess of the 50% Cap upon any conversion of Series B Preferred Stock, then unless and until such stockholder approval has been obtained, the maximum number of shares of common stock that may be issued to a holder of Series B Preferred Stock upon conversion of such shares shall be an amount that, when added to other shares of common stock owned by such holder immediately prior to such conversion would equal one share less than the 50% Cap.

Adjustment of conversion price and subscription price

If AgeX shall (a) declare a dividend or make a distribution on its common stock in shares of common stock, (b) subdivide or reclassify the outstanding common stock into a greater number of shares, or (c) combine or reclassify the outstanding common stock into a smaller number of shares, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted. If AgeX shall (i) declare a dividend or make a distribution on a series of Preferred Stock in shares of Preferred Stock, (ii) subdivide or reclassify the outstanding shares of a series of Preferred Stock into a greater number of shares, or (iii) combine or reclassify the outstanding shares of a series of Preferred Stock into a smaller number of shares, the subscription price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted. Successive adjustments in the conversion price or subscription price, as applicable, shall be made whenever any event specified above shall occur.

No Fractional Shares

No fractional share of common stock or scrip shall be issued upon conversion of Preferred Stock. Instead of any fractional share of common stock which would otherwise be issuable upon conversion of any Preferred Stock, AgeX will pay a cash adjustment in respect of such fractional interest in an amount equal to that fractional interest at the then fair value determined in accordance with the terms of the Preferred Stock.

Voting Rights

The following matters shall require the approval of the holders of a majority of the shares of a series of Preferred Stock then outstanding, voting as a separate class: (i) creation of any Preferred Stock ranking as senior stock to the series with respect to liquidation preferences; (ii) repurchase of any shares of common stock or other junior stock except shares issued pursuant to or in connection with a compensation or incentive plan or agreement approved by the Board of Directors for any officers, directors, employees or consultants of AgeX; (iii) any sale, conveyance, or other disposition of all or substantially all AgeX’s property or business, or any liquidation or dissolution of AgeX, or a merger into or consolidation with any other corporation (other than a wholly-owned subsidiary corporation) but only to the extent that the Delaware General Corporation Law requires that such transaction be approved by each class or series of Preferred Stock; (iv) any adverse change in the powers, preferences and rights of, and the qualifications, limitations or restrictions on, the series of Preferred Stock; or (v) any amendment of AgeX’s Certificate of Incorporation or Bylaws that results in any adverse change in the powers, preferences and rights of, and the qualifications, limitations or restrictions on, the series of Preferred Stock. However, the terms of the Preferred Stock do not restrict or limit the rights and powers of the Board of Directors to fix by resolution the rights, preferences, and privileges of, and restrictions and limitations on, stock ranking as parity stock or junior stock to a series of Preferred Stock. Except as may otherwise be required by the Delaware General Corporation Law, as the same may be amended from time to time, the Preferred Stock will have no other voting rights.

Governing Law

The powers, designations, preferences, rights, qualifications, limitations, and restrictions of either series of Preferred Stock, the validity, authorization and issuance of such Preferred Stock, and the conversion of such Preferred Stock into common stock shall be governed by and construed and enforced in accordance with the internal laws of the State of Delaware, without regard to the principles of conflict of laws thereof, and all legal proceedings pursuant or with respect to or concerning such matters (a “Proceeding”), whether brought by or against a holder of Preferred Stock or AgeX or any of their respective directors, officers, stockholders, employees or agents, shall be commenced in the state and federal courts sitting in the State of Delaware (the “Delaware Courts”). The Preferred Stock provides that (a) AgeX and each holder of Preferred Stock irrevocably submits to the exclusive jurisdiction of the Delaware Courts for the adjudication of any Proceeding, and irrevocably waives, and agrees not to assert in any Proceeding any claim that they are not personally subject to the jurisdiction of such Delaware Courts, or such Delaware Courts are an improper or inconvenient venue for such Proceeding, and (b) AgeX and each holder of Preferred Stock irrevocably waives personal service of process and consents to process being served in any such Proceeding by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to such party and agrees that such service shall constitute good and sufficient service of process and notice

Registration Rights Agreement

AgeX and Juvenescence have entered into a Registration Rights Agreement pursuant to which AgeX has agreed to use commercially reasonable efforts to register the for sale under the Securities Act the shares of common stock issuable upon conversion of Preferred Stock. A registration statement must be filed upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggy-back” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders, subject to certain customary exceptions based on the nature of the registration statement. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of the common stock. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Research Grant Award

On August 11, 2023, AgeX received a Notice of Award from the National Institutes of Health (NIH, National Heart, Lung, and Blood Institute) for a grant of approximately $341,000 for a research project entitled Novel Highly Regenerative and Scalable Progenitor Cell Exosomes for Treating Peripheral Artery Disease. The grant provides one year of funding for continued development of AgeX’s technologies toward treating cardiovascular disease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While AgeX may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the AgeX estimates change and readers should not rely on those forward-looking statements as representing AgeX views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and AgeX can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of AgeX. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, our Form 10-K for the year ended December 31, 2022, and our other reports filed with the SEC from time to time.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenues and Cost of Sales

During the three and six months ended June 30, 2023, we recognized revenues of $9,000 and $19,000, respectively, from the sale of research products. During the three and six months ended June 30, 2022, we recognized revenues of $12,000 and $17,000, respectively from the sale of research products.

During the three and six months ended June 30, 2023, we recognized cost of sales of $5,000 and $6,000, respectively, from the sale of research products. During the three and six months ended June 30, 2022, we recognized cost of sales of $6,000 and $7,000, respectively from the sale of research products.

Operating Expenses

We continue to maintain a minimal workforce since our May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Research and development expenses	$160	$259	$(99)	(38.2)%
General and administrative expenses	1,730	1,338	392	29.3%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Research and development expenses	$334	$655	$(321)	(49.0)%
General and administrative expenses	3,723	2,998	725	24.2%

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 decreased by approximately $0.1 million to $0.16 million from $0.26 million during the same period in 2022. The net decrease was primarily attributable to a reduction of $0.1 million in outside research and services allocable to research and development expenses.

Research and development expenses for the six months ended June 30, 2023 decreased by approximately $0.32 million to $0.33 million from $0.66 million during the same period in 2022. The net decrease was primarily attributable to reductions of $0.2 million in outside research and services allocable to research and development expenses and $0.1 million in salaries to employees and related payroll expenses, including noncash stock-based compensation expense, and general laboratory supplies and expenses.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 increased by $0.4 million to $1.7 million as compared to $1.3 million during the same period in 2022. The net increase is attributable to increases of $0.5 million in professional fees for legal services, consulting expenses incurred in connection with due diligence, and other expenses related to the possible merger between AgeX and Serina, $0.1 million in professional fees for accounting and tax services, and reversal of certain withholding taxes that were reversed during the period in prior year, and $0.1 million in investor relations related expenses and insurance expense. These increases were offset to some extent by a $0.2 million decrease in noncash stock-based compensation to employees, consultants and directors, and $0.1 million in patent and license maintenance related fees.

General and administrative expenses for the six months ended June 30, 2023 increased by $0.7 million to $3.7 million as compared to $3 million during the same period in 2022. The net increase is attributable to increases of $0.9 million in professional fees for legal services, consulting expenses incurred in connection with due diligence and other expenses related to the possible merger between AgeX and Serina, $0.1 million in professional fees for other non-recurring legal services, and $0.1 million in investor relations related expenses and insurance expense. These increases were offset to some extent by a $0.3 million decrease in noncash stock-based compensation to employees, consultants and directors, and $0.1 million in patent and license maintenance related fees.

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

Other expense, net

Total other expense, net for the three months ended June 30, 2023 consists primarily of $1 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense offset by $0.2 million net interest income primarily earned from a $10,000,000 loan under the terms of the Serina Note. Total other expense, net for the three months ended June 30, 2022 consists primarily of $0.9 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense and $0.2 million unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note.

Total other expense, net for the six months ended June 30, 2023 consists primarily of $2.1 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense offset by $0.2 million net interest income primarily earned from the Serina Note. Total other expense, net for the six months ended June 30, 2022 consists primarily of $1.4 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense and $0.3 million unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note.

See Notes 4, Convertible Note Receivable, 5, Related Party Transactions and 6, Warrant Liability, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreement with Serina, loan agreements with Juvenescence, and liability classified warrants.

Income taxes

For the three and six months ended June, 30, 2023 and 2022, AgeX experienced a loss; therefore, no income tax provision was recorded for the three and six months ended June, 30, 2023 and 2022.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $122.2 million as of June 30, 2023. We expect to continue to incur operating losses and negative cash flows.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020 primarily impacting research and development personnel, and the elimination of our leased laboratory facility. These down-sizing adjustments to our operations will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents and the remaining amount of the Secured Note line of credit available to us from Juvenescence, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

The loans from Juvenescence that remain outstanding prohibit us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence, except that Reverse Bio may borrow fund through convertible debt and the borrowing restrictions will lapse as to Reverse Bio if it raises more than $15 million in debt or equity capital by October 31, 2023, however there is no certainty that Reverse Bio will obtain that financing by that date. AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations for the Secured Note and $10 Million Secured Note loans. The outstanding amounts under the Secured Note and the $10 Million Secured Note will become due and payable upon maturity on February 14, 2024 and March 13, 2026, respectively. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans or shares of Preferred Stock into AgeX common stock and the exercise of warrants issued to Juvenescence in connection with the Juvenescence loans could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us additional funds.

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

Summary of Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,884)	$(3,382)
Investing activities	(10,000)	-
Financing activities	13,500	3,500
Net change in cash, cash equivalents, and restricted cash	$(384)	$118

Operating Activities

Net loss attributable to us for the six months ended June 30, 2023 amounted to $6 million. Net cash used in operating activities during this period amounted to $3.9 million. The $2.1 million difference between the net loss attributable to us and net cash used in operating activities during the six months ended June 30, 2023 was primarily attributable to $2.1 million in amortization of intangible assets and deferred debt issuance costs, $0.7 million in prepaid expenses and other current assets, $0.2 million in related party payables, and $0.1 million in stock-based compensation expense. The impact of these non-cash items was offset to some extent by a $0.7 million payment of a financed insurance premium liability, $0.2 million in accrued interest on convertible note receivable, and $0.1 million net change in working capital from operating activities. See Notes 4, Convertible Note Receivable and 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreement with Serina and our loan agreements with Juvenescence.

Investing Activities

During the six months ended June 30, 2023, net cash used by investing activities is entirely comprised of the $10 million loan made to Serina. See Note 4, Convertible Note Receivable, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Serina Note.

During the six months ended June 30, 2022, AgeX had no investing activities.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities amounted to $13.5 million which was entirely attributable to amounts drawn under the credit facilities from Juvenescence. See Notes 5, Related Party Transactions and 12, Subsequent Events, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

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

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our Secured Note with Juvenescence, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $122.2 million as of June 30, 2023. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Transition Services and Separation Agreement with Michael D. West

On August 9, 2023, Michael D. West and AgeX entered into a Transition Services and Separation Agreement (the “Transition Agreement”) pursuant to which Dr. West stepped down as Chief Executive Officer of AgeX but agreed to continue to serve as Chief Executive Officer and as a director of AgeX’s subsidiary Reverse Bioengineering, Inc. (“Reverse Bio”) during a “Transition Period.” So long as Dr. West continues to perform services for Reverse Bio and otherwise performs his obligations under the Transition Agreement during the Transition Period, he will receive his current monthly base salary. The Transition Period will end on October 31, 2023 or earlier if (i) AgeX consummates a merger with Serina Therapeutics, Inc., (ii) AgeX terminates Dr. West’s employment for “Cause” or “Disability” as such terms are defined in his Employment Agreement, or (iii) Dr. West dies.

Dr. West will not be entitled to severance benefits under his Employment Agreement, but if he complies with and does not revoke the Separation Agreement and a Supplemental Release (i) AgeX will transfer to Dr. West title to certain laboratory and other equipment that AgeX has fully amortized for financial reporting purposes, and (ii) Dr. West’s outstanding vested AgeX stock options will remain exercisable until October 9, 2027.

The Separation Agreement and the related Supplemental Release include customary provisions releasing AgeX and related or affiliated companies and persons, including officers and directors, from certain actual or potential claims and liabilities, and Dr. West has agreed to maintain the confidentiality of, and not to disclose or use, confidential information of AgeX. The foregoing description of the Separation Agreement and Supplement Release is a summary only, does not purport to be complete, and is qualified in all respects by the full text the Separation Agreement and Supplemental Release a copy of which is filed as Exhibit 10.7 to this Report.

Appointment of Joanne Hackett as Interim Chief Executive Officer

On August 9, 2023, we appointed Joanne Hackett as Interim Chief Executive Officer. Dr. Hackett is and will continue to serve as the Chair of our Board of Directors but while serving as Interim Chief Executive Officer she will no longer serve on the Audit Committee, Compensation Committee, and as Chair of the Nominating and Corporate Governance Committee of the Board of Directors. AgeX entered into a Consulting Agreement with Dr. Hackett relating to her performance of services as Interim Chief Executive Officer. Dr. Hackett will receive a fee in the amount of $160,000 per year for services rendered during the term of the Consulting Agreement but she will not be eligible to participate in any AgeX retirement, pension, life, health, accident and disability insurance, or other similar employee benefit plans for AgeX executive officers or employees other than AgeX’s Equity Incentive Plan. Dr. Hackett may receive a grant of stock options in an amount to be determined by the Board of Directors.

The Consulting Agreement will automatically terminate upon the date that AgeX appoints a new Chief Executive Officer or earlier upon the first to occur of the following events: (a) the death or disability (as defined) of Dr. Hackett; (b) written notice of termination from AgeX, given at any time, with or without cause, for any reason or for no reason; (c) upon fifteen days written notice of termination from Dr. Hackett, given at any time, with or without cause, for any reason or for no reason; and (d) automatically and with immediate effect if at any time either AgeX or Dr. Hackett becomes insolvent or voluntarily or involuntarily bankrupt, or makes an assignment for the benefit of creditors or Dr. Hackett dies or in any way is incapacitated from performing the required services.

The Consulting Agreement includes covenants intended to protect the confidentiality of AgeX confidential information and AgeX’s right, title, and ownership of inventions, patents, trademarks, copyrights, and other intellectual property. The foregoing description of the Consulting Agreement is a summary only, does not purport to be complete, and is qualified in all respects by the full text the Consulting Agreement a copy of which is filed as Exhibit 10.8 to this Report.

Joanne Hackett, Ph.D., joined the AgeX Board of Directors in December 2021 and became the Chairperson of the Board of Directors in May 2022. Dr. Hackett is currently the Head of Genomic and Precision Medicine at IQVIA. IQVIA is a world leader in using data, technology, advanced analytics, and expertise to help customers drive healthcare forward. From 2017 to 2020 Dr. Hackett served as Chief Commercial Officer of Genomics England, where she engaged industry, academia and the clinical community to achieve the goal of sequencing genomes of patients and families of patients with rare diseases, and patients with common cancers. Genomics England is owned by the Department of Health and Social Care in the United Kingdom. During 2016 and 2017 Dr. Hackett served as Chief Commercial Officer and Interim Chief Executive Officer of Precision Medicine Catapult, which was established in the United Kingdom with the goal of developing, delivering and commercializing precision medicine. Dr. Hackett served as Director of Commercial Development for UCLPartners in London, England from 2013 – 2016. UCLPartners is focused on co-creating, testing and implementing innovative healthcare solutions with its academic and healthcare partners, and fostering the wider spread and adoption of those solutions. Previously, she served as Chief Operating Officer and Research Lead at Cambridge University Health Partners, and she has held other positions in the biomedical industry and in academia, including as a research scientist, and she has served on a number of advisory committees and advisory boards in the biomedical and healthcare fields. Dr. Hackett holds a PhD in Molecular Genetics from the University of New Brunswick.

Appointment of Jean-Christophe Renondin as a Member of the Board of Directors

On August 9, 2023, the AgeX Board of Directors appointed Jean-Christophe Renondin as a director of AgeX to fill a vacancy on the Board of Directors. Dr. Renondin has been appointed to serve on the Audit Committee, Compensation Committee, and as Chair of the Nominating and Corporate Governance Committee of the Board of Directors.

Dr. Renondin is Managing Partner at Vesalius Biocapital, a venture capital firm. From 2015 to 2022, Dr. Renondin served as Senior Healthcare Manager at the Sovereign Fund of Oman where he implemented investment strategy and pursued investment opportunities in North America, Europe and Asia. Dr. Renondin has served in management roles at a number of healthcare and investment firms, including serving for five years as managing director of Bryan Garnier & Co. Dr. Renondin served as a director of Cognate Bioservices Limited, a company in the business of contract development and manufacturing, specializing in cell and cell-mediated gene therapy products, which is now owned by Charles River Laboratories International, as a director of Juvenescence Limited from March 2020 until June 2023, and as a director of Viscogliosi Brothers Acquisition Corp. Dr. Renondin received an MBA degree from the Tuck School of Business at Dartmouth University and an MD degree from Universite Paris Cite.

For service as a director during 2023, Dr. Renondin will receive a prorated portion of an annual cash fee of $35,000, a prorated portion of an annual fee of $5,000 for serving as Chair of the Nominating and Corporate Governance Committee, and options to purchase 25,821 shares of AgeX common stock under the AgeX Equity Incentive Plan. The stock options will vest in quarterly installments based upon Dr. Renondin’s continued service as a director, with options to purchase 9,571 scheduled to vest on September 30, 2023 and options to purchase 16,250 shares scheduled to vest on December 31, 2023.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation, as amended, of AgeX Therapeutics, Inc.	8-K	001-38519	3.1	12/12/2022

3.2	Bylaws of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.2	6/8/2018

4.1	Certificate of Designation of Series A Preferred Stock	8-K	001-38519	4.1	7/21/2023

4.2	Certificate of Designation of Series B Preferred Stock	8-K	001-38519	4.2	7/21/2023

10.1	Allonge and Second Amendment to Amended and Restated Convertible Promissory Note dated May 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10Q	001-38519	10.9	5/12/2023

10.2	Third Amendment to Amended and Restated Secured Convertible Promissory Note, dated June 2, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	6/8/2023

10.3	Exchange Agreement, dated July 21, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	7/21/2023

10.4	Registration Rights Agreement, dated July 21, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	7/21/2023

10.5	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.1	8/4/2023

10.6	Amendment to Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.2	8/4/2023

10.7*#†	Transition Services and Separation Agreement, dated August 9, 2023, between AgeX Therapeutics, Inc. and Michael D. West.

10.8*#	Consulting Agreement, dated August 9, 2023, between AgeX Therapeutics, Inc. and Joanne Hackett

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

# Management contract or compensatory plan.

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

AGEX THERAPEUTICS, INC.

Date: August 14, 2023	/s/ Joanne M. Hackett
Joanne M. Hackett
Interim Chief Executive Officer

Date: August 14, 2023	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

