Form 10-Q
period 2023-09-30
AgeX Therapeutics, Inc.
filed 2023-11-14
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares common stock outstanding as of November 6, 2023 was 37,951,261, par value $0.0001 per share.

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

References to “AgeX,” “our” or “we” mean AgeX Therapeutics, Inc.

The description or discussion in this Form 10-Q of any contract or agreement or of any series of AgeX preferred stock is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement or the certificate of designation of the series of preferred stock.

Item 1. Financial Statements

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$397	$645
Accounts and grants receivable, net	67	4
Related party receivables, net	4	-
Prepaid expenses and other current assets	673	1,804
Total current assets	1,141	2,453

Restricted cash	50	50
Intangible assets, net	640	738
Convertible note receivable	10,379	-
TOTAL ASSETS	$12,210	$3,241

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,671	$1,034
Loans due to Juvenescence, net of debt issuance costs, current portion	1,526	7,646
Related party payables, net	-	141
Warrant liability	-	180
Insurance premium liability and other current liabilities	7	1,077
Total current liabilities	3,204	10,078

Loans due to Juvenescence, net of debt issuance costs, net of current portion	693	10,478
TOTAL LIABILITIES	3,897	20,556

Commitments and contingencies (Note 11)

Series A preferred stock; no par value; stated value $100 per share; 212 and nil shares issued and outstanding, respectively	21,135	-
Series B preferred stock; no par value; stated value $100 per share; 148 and nil shares issued and outstanding, respectively	14,823	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized	-	-
Common stock, $0.0001 par value, 200,000 shares authorized; and 37,951 and 37,949 shares issued and outstanding, respectively	4	4
Additional paid-in capital	100,017	98,994
Accumulated deficit	(127,557)	(116,210)
Total AgeX Therapeutics, Inc. stockholders’ deficit	(27,536)	(17,212)
Noncontrolling interest	(109)	(103)
Total stockholders’ deficit	(27,645)	(17,315)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$12,210	$3,241

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Grant revenues	$21	$-	$21	$-
Other revenues	46	9	65	26
Total revenues	67	9	86	26
Cost of sales	(33)	(5)	(39)	(12)

Gross profit	34	4	47	14

OPERATING EXPENSES
Research and development	218	162	552	817
General and administrative	2,172	1,392	5,895	4,390
Total operating expenses	2,390	1,554	6,447	5,207

Loss from operations	(2,356)	(1,550)	(6,400)	(5,193)

OTHER EXPENSE, NET:
Interest expense, net	(3,036)	(923)	(4,928)	(2,357)
Change in fair value of warrants	-	35	(35)	(220)
Other income, net	3	2	10	9
Total other expense, net	(3,033)	(886)	(4,953)	(2,568)

NET LOSS	(5,389)	(2,436)	(11,353)	(7,761)
Net (income) loss attributable to noncontrolling interest	(12)	1	6	2

NET LOSS ATTRIBUTABLE TO AGEX	$(5,401)	$(2,435)	$(11,347)	$(7,759)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.14)	$(0.06)	$(0.30)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	37,951	37,946	37,951	37,944

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Three Months Ended September 30, 2023
	Preferred Stock				AgeX’s Stockholders’ Deficit
	Series A		Series B		Common Stock		Additional		Non	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	controlling Interest	Stockholders’ Deficit
BALANCE AT JUNE 30, 2023	-	$-	-	$-	37,951	$4	$99,977	$(122,156)	$(121)	$(22,296)
Issuance of preferred stock	212	21,160	148	14,840	-	-	-	-	-	-
Preferred stock issuance costs	-	(25)	-	(17)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	40	-	-	40
Net loss	-	-	-	-	-	-	-	(5,401)	12	(5,389)
BALANCE AT SEPTEMBER 30, 2023	212	$21,135	148	$14,823	37,951	$4	$100,017	$(127,557)	$(109)	$(27,645)

	Three Months Ended September 30, 2022
	AgeX’s Stockholders’ Deficit
	Common Stock		Additional		Non	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	controlling Interest	Stockholders’ Deficit
BALANCE AT JUNE 30, 2022	37,945	$4	$97,850	$(111,072)	$(44)	$(13,262)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	2	-	(1)	-	-	(1)
Fair value of liability classified warrants issued	-	-	341	-	-	341
Stock-based compensation	-	-	209	-	-	209
Net loss	-	-	-	(2,435)	(1)	(2,436)
BALANCE AT SEPTEMBER 30, 2022	37,947	$4	$98,399	$(113,507)	$(45)	$(15,149)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2023
	Preferred Stock				AgeX’s Stockholders’ Deficit
	Series A		Series B		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2022	-	$-	-	$-	37,949	$4	$98,994	$(116,210)	$(103)	$(17,315)
Issuance of preferred stock	212	21,160	148	14,840	-	-	-	-	-	-
Preferred stock issuance costs	-	(25)	-	(17)	-	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	-	-	-	-	2	-	(1)	-	-	(1)
Fair value of liability classified warrants issued	-	-	-	-	-	-	879	-	-	879
Stock-based compensation	-	-	-	-	-	-	145	-	-	145
Net loss	-	-	-	-	-	-	-	(11,347)	(6)	(11,353)
BALANCE AT SEPTEMBER 30, 2023	212	$21,135	148	$14,823	37,951	$4	$100,017	$(127,557)	$(109)	$(27,645)

	Nine Months Ended September 30, 2022
	AgeX’s Stockholders’ Deficit
	Common Stock		Additional		Non	Total
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	controlling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	37,941	$4	$93,912	$(105,748)	$(43)	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	6	-	(3)	-	-	(3)
Issuance of warrants	-	-	178	-	-	178
Fair value of liability classified warrants issued	-	-	3,666	-	-	3,666
Stock-based compensation	-	-	646	-	-	646
Net loss	-	-	-	(7,759)	(2)	(7,761)
BALANCE AT SEPTEMBER 30, 2022	37,947	$4	$98,399	$(113,507)	$(45)	$(15,149)

See accompanying notes to these condensed consolidated interim financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(11,347)	$(7,759)
Net loss attributable to noncontrolling interest	(6)	(2)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Change in fair value of warrants	35	220
Amortization of intangible assets	98	99
Amortization of debt issuance costs	5,170	2,221
Stock-based compensation	145	646
Changes in operating assets and liabilities:
Accounts and grants receivable	(63)	24
Prepaid expenses and other current assets	1,131	906
Interest on convertible note receivable	(379)	-
Accounts payable and accrued liabilities	571	(98)
Related party payables, net	(33)	110
Insurance premium liability	(1,075)	(983)
Other current liabilities	5	(2)
Net cash used in operating activities	(5,748)	(4,618)

INVESTING ACTIVITIES:
Cash advanced on convertible note receivable	(10,000)	-
Net cash used in investing activities	(10,000)	-

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	15,500	4,500
Net cash provided by financing activities	15,500	4,500

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(248)	(118)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	695	634
At end of the period	$447	$516

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

Restructuring Plans and Merger Agreement

During March 2023, AgeX borrowed $10,000,000 from Juvenescence Limited (“Juvenescence”) under the terms of a Secured Convertible Promissory Note (the “$10 Million Secured Note”) and used the loan proceeds to make a $10,000,000 loan under the terms of a Convertible Promissory Note to Serina (the “Serina Note”), in order to provide financing to Serina Therapeutics, Inc. (“Serina”) in advance of corporate restructuring plans that include a potential merger between AgeX and Serina in which AgeX would be the surviving company.

On August 29, 2023, AgeX entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Serina and Canaria Transaction Corporation, an Alabama corporation and wholly owned subsidiary of AgeX (“Merger Sub”). Serina currently has a pipeline of small molecule candidates targeting central nervous system (“CNS”) indications, enabled by the company’s proprietary POZ PlatformTM delivery technology. In addition to advancing Serina’s wholly owned pipeline assets, Serina is working with pharma partners currently advancing pre-clinical studies exploring POZ polymer lipid-nanoparticles (“LNPs”) in next generation LNP delivered RNA vaccines. In addition, Serina is advancing a lead drug candidate, SER-252 (POZ-apomorphine) for the treatment of advanced Parkinson’s Disease through pre-clinical studies towards the goal of an investigational new drug submission or “IND” to the Food and Drug Administration for the initiation of a Phase I clinical trial during the fourth quarter of 2024. Serina has two other pipeline assets that are positioned to enter IND enabling studies, SER-227 (POZ-buprenorphine) for certain post-operative pain indications, and SER-228 (POZ-cannabidiol) for treatment refractory epilepsy indications. Serina is also focused on expanding its LNP and anti-body drug conjugate partnering collaborations.

Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including that the Merger is approved by the stockholders of Serina and the issuance of AgeX common stock to Serina in the Merger is approved by the stockholders of AgeX, Merger Sub will be merged with and into Serina, with Serina surviving as a wholly owned subsidiary of AgeX (the “Merger”). There is no assurance the necessary approvals by AgeX stockholders and Serina stockholders will be obtained or that the other conditions to the Merger as provided in the Merger Agreement will be met.

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

Going Concern

AgeX primarily finances its operations through loans from its largest stockholder, Juvenescence Limited (“Juvenescence”). AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $127.6 million as of September 30, 2023. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.4 million as of September 30, 2023 plus the loan facilities provided by Juvenescence to advance up to an additional $1 million to AgeX which was drawn in full in October 2023 and an additional $4.4 million line of credit made available to AgeX through an Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note with Juvenescence (the “Fifth Amendment”) on November 9, 2023 would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these condensed consolidated interim financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should AgeX not continue as a going concern. See Note 12, Subsequent Events, for further details on the Fifth Amendment.

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

AgeX has four subsidiaries, Reverse Bio, ReCyte Therapeutics, Inc. (“ReCyte”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”), Canaria Transaction Corporation (“Merger Sub”), and has incorporated but not yet capitalized a fourth subsidiary UniverXome Bioengineering, Inc.(“UniverXome”). Reverse Bio is a wholly owned subsidiary of AgeX through which AgeX plans to finance its iTRTM research and development efforts. AgeX is actively seeking equity financing for Reverse Bio and to the extent that such Reverse Bio Financing is obtained through the sale of capital stock or other equity securities by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. AgeX’s restructuring plans also include a potential spinoff of Reverse Bio through a distribution of some or all of the shares of capital stock of Reverse Bio held by AgeX to AgeX stockholders following the Reverse Bio Financing. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. NeuroAirmid is jointly owned by AgeX with the University of California – Irvine and certain researchers and was recently organized to pursue clinical development and commercialization of cell therapies, focusing initially on Huntington’s Disease. AgeX owns 50% of the outstanding capital stock of NeuroAirmid. AgeX consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. Merger Sub was incorporated for the purpose of merging with Serina to implement the Merger. UniverXome is expected, in connection with the planned Merger, to hold certain AgeX assets and assume AgeX indebtedness obligations to Juvenescence.

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

The carrying values of cash equivalents, accounts receivable and accounts payable, are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for AgeX’s warrant liabilities are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6, Warrant Liability. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date. As of September 30, 2023, AgeX has utilized the full credit subject to warrants, and accordingly, the warrants were fully issued for each of the advances of loan funds under the Secured Note.

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

Cash, cash equivalents, and restricted cash

In accordance with Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	September 30, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$397	$645
Restricted cash (1)	50	50
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$447	$695

(1)	Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program.

Long-lived intangible assets, net

Long-lived intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) and patents is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.

Impairment of long-lived assets

AgeX assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. AgeX’s long-lived assets consists entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of September 30, 2023, there has been no impairment of long-lived assets.

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

Accounting for warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of September 30, 2023. See Notes 5, Related Party Transactions and 6, Warrant Liability, for additional information regarding warrants.

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

In applying the provisions of Topic 606, AgeX has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, AgeX’s policy is to recognize grant revenue when the related costs are incurred, provided that the applicable conditions under the government contracts have been met. Only costs that are allowable under the grant award, certain government regulations and the National Institutes of Health (“NIH”) supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Costs incurred are recorded in research and development expenses on the accompanying consolidated statements of operations.

AgeX believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

In August 2023, AgeX was awarded a grant of up to approximately $341,000 from the NIH, National Heart, Lung and Blood Institute. The NIH grant will provide funding for continued development of AgeX’s technologies toward treating cardiovascular disease over a one year period starting September 1, 2023. Based on our evaluation under the accounting guidance aforementioned, this grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred. Accordingly, grant funds are made available by the NIH as allowable expenses are incurred. For the three and nine months ended September 30, 2023, AgeX incurred approximately $21,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

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

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of September 30, 2023 and December 31, 2022, AgeX did not have significant arrangements with multiple performance obligations.

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

For the three and nine months ended September 30, 2023 and 2022, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,276	3,264	3,266	3,310
Warrants (1)	12,132	10,616	12,716	8,947
Restricted stock units	-	9	-	12

(1)	As of September 30, 2023 and 2022, AgeX had issued Juvenescence warrants to purchase 11,539,348 and 10,919,485 shares, respectively, of AgeX common stock as consideration for certain loan agreements discussed in Note 5, Related Party Transactions.

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

3. Selected Balance Sheet Components

Intangible assets, net

At September 30, 2023 and December 31, 2022, intangible assets, primarily consisting of acquired IPR&D and patents, and accumulated amortization were as follows (in thousands):

	September 30, 2023 (unaudited)	December 31, 2022
Intangible assets	$1,312	$1,312
Accumulated amortization	(672)	(574)
Total intangible assets, net	$640	$738

AgeX recognized $33,000 and $98,000 in amortization expense of intangible assets, included in research and development expenses, for the three and nine months ended September 30, 2023, respectively and $33,000 and $99,000 for the same periods in 2022, respectively.

Amortization of intangible assets for periods subsequent to September 30, 2023 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2023	$33
2024	131
2025	131
2026	132
Thereafter	213
Total	$640

Accounts payable and accrued liabilities

At September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities were comprised of the following (in thousands):

	September 30, 2023 (unaudited)	December 31, 2022
Accounts payable	$1,172	$568
Accrued compensation	206	193
Accrued vendors and other expenses	293	273
Total accounts payable and accrued liabilities	$1,671	$1,034

4. Convertible Note Receivable

On March 15, 2023, AgeX and Serina entered into a Convertible Note Purchase Agreement (the “Serina Note Purchase Agreement”), pursuant to which AgeX lent to Serina an aggregate principal amount of $10,000,000 as evidenced by the Serina Note on that date. Interest on the principal amount under the Serina Note accrues on the unpaid principal amount at a simple interest rate equal to 7% per annum, computed on the basis of the 360-day year of twelve 30-day months. The outstanding principal amount and accrued interest of $10,379,000 under the Serina Note will become due and payable on March 15, 2026.

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

If the Merger is consummated, the Serina Note will be canceled for no consideration.

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

5. Related Party Transactions

During July 2023, AgeX and Juvenescence entered into an Exchange Agreement pursuant to which AgeX issued shares of Series A Preferred Stock and Series B Preferred Stock to Juvenescence in exchange for the extinguishment of a total of $36 million of indebtedness under the 2020 Loan Agreement, the Secured Note, and the $10 Million Secured Note discussed below. The unused portion of the line of credit under the Secured Note remains available to AgeX subject to the terms and conditions of the Secured Note.

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

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8 million line of credit for a period of 18 months. Through September 30, 2023, AgeX had drawn the full $8 million line of credit. AgeX issued to Juvenescence 28,500 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 3,670,663 shares of AgeX common stock (“2020 Warrants”) as determined by the warrant formula described below of which 1,182,262 are outstanding as of September 30, 2023. On March 13, 2023, the 2020 Loan Agreement was amended to extend the maturity date to March 30, 2024. During July 2023, the full $8 million of 2020 Loan Agreement indebtedness was extinguished in exchange for shares of Series A Preferred Stock pursuant to the Exchange Agreement.

2020 Warrants — Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. AgeX had issued to Juvenescence 2020 Warrants to purchase a total of 3,670,663 shares of AgeX common stock of which 1,182,262 are outstanding as of September 30, 2023. The exercise prices of the 2020 Warrants issued through and that are still outstanding as of September 30, 2023 range from $0.81 per share to $1.895 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

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

As of September 30, 2023, AgeX had borrowed a total of $18,160,000 under the Secured Note, of which $5,500,000 was borrowed during the nine months ended September 30, 2023. During July 2023, $17,992,800 of Secured Note indebtedness, comprised of $16,660,000 borrowing and $1,332,800 of accrued loan origination fees, was extinguished in exchange for shares of Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement. See Note 7, Stockholders’ Equity (Deficit).

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

As of September 30, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 10,357,086 shares of AgeX common stock, of which 2022 Warrants to purchase 1,898,489 shares of AgeX common stock were issued during the nine months ended September 30, 2023. The exercise prices of the 2022 Warrants issued through September 30, 2023 range from $0.59 per share to $0.88 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

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

Restrictive Covenants – The Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

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

The outstanding principal balance of the $10 Million Secured Note was scheduled to become due and payable on March 13, 2026. In lieu of accrued interest, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) conversion of the $10 Million Secured Note into shares of AgeX common stock, (ii) repayment of the $10 Million Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment), and (iii) the acceleration of the maturity date of the $10 Million Secured Note following an Event of Default as defined in the $10 Million Secured Note.

During July 2023, the $10 Million Secured Note indebtedness, plus a portion of the accrued loan origination fees, was exchanged for Series B Preferred Stock pursuant to the Exchange Agreement.

The $10 Million Secured Note includes a provision allowing AgeX to convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the $10 Million Secured Note. AgeX evaluated the 15% discounted conversion feature of the $10 Million Secured Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the $10 Million Secured Note and accounted for separately. The 15% discount was determined to have an immaterial value at inception and life to date of the $10 Million Secured Note, as the probability of a future financing event described above is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest (income) expense, net in the Other (income) expense, net section of the condensed consolidated statements of operations.

The $10 Million Secured Note includes certain covenants that among other matters require financial reporting and impose certain restrictions on AgeX that are substantially the same as those under the Secured Note.

AgeX has entered into an Amended and Restated Security Agreement that amends the February 14, 2022 Security Agreement between AgeX and Juvenescence and adds the $10 Million Secured Note to the obligations secured by the Security Agreement. The Security Agreement grants Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default as defined in the $10 Million Secured Note occurs, Juvenescence will have the right to foreclose on the assets pledged as collateral with respect to any accrued loan origination fees remaining unpaid under the $10 Million Secured Note.

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

AgeX and Juvenescence have entered into a second Registration Rights Agreement pursuant to which AgeX has agreed to use commercially reasonable efforts to register the for sale under the Securities Act the shares of common stock issuable upon conversion of Preferred Stock. A registration statement must be filed upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggy-back” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders, subject to certain customary exceptions based on the nature of the registration statement. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of the common stock. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

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

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of September 30, 2023 (in thousands):

	Drawdown of Funds	Origination Fee	Debt Exchanged for Preferred Stock	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
Current
2020 Loan Agreement	$8,000	$-	$(8,000)	$-	$(2,806)	$2,806	$-
Secured Note	18,160	1,406	(17,993)	1,573	(6,044)	5,997	1,526
Total current, net	26,160	1,406	(25,993)	1,573	(8,850)	8,803	1,526
Non-current
$10 Million Secured Note	10,000	700	(10,007)	693	(666)	666	693
Total debt, net	$36,160	$2,106	$(36,000)	$2,266	$(9,516)	$9,469	$2,219

Related Party Receivables/Payables, net

Since October 2018, AgeX’s Chief Operating Officer (“COO”), who is also an employee of Juvenescence, is devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. AgeX reimburses Juvenescence for services provided by other Juvenescence employees on a work order basis under a shared services agreement effective January 1, 2023. As of September 30, 2023, AgeX had approximately $4,000 receivable from Juvenescence included in related party receivables, net, on the condensed consolidated balance sheet. As of December 31, 2022, AgeX had approximately $141,000 payable to Juvenescence included in related party payables, net, on the condensed consolidated balance sheet.

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

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception date, the date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Exercise Price (1)	Warrant Expiration Date (2)	Stock Price (3)	Interest Rate (annual) (4)	Volatility (annual) (5)	Time to Maturity (Years)	Calculated Fair Value per Share
Inception Date: 2/14/2022	$0.780	2/13/2025	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/14/2022	$0.780	2/13/2025	$0.691	1.80%	122.99%	3	$0.486
Issuance Date: 2/15/2022	$0.780	2/14/2025	$0.747	1.80%	123.28%	3	$0.535
Period Ended 3/31/2022	$0.940	3/30/2025	$0.854	2.45%	123.28%	3	$0.607
Issuance Date: 4/4/2022	$0.880	4/3/2025	$0.819	2.61%	123.31%	3	$0.585
Issuance Date: 6/6/2022	$0.711	6/5/2025	$0.800	2.94%	122.62%	3	$0.592
Period Ended 6/30/2022	$0.600	6/29/2025	$0.576	2.99%	122.21%	3	$0.413
Issuance Date: 8/16/2022	$0.670	8/15/2025	$0.640	3.19%	121.37%	3	$0.457
Period Ended 9/30/2022	$0.610	9/29/2025	$0.562	4.25%	121.49%	3	$0.401
Issuance Date: 10/21/2022	$0.690	10/20/2025	$0.620	4.52%	120.51%	3	$0.439
Issuance Date: 12/14/2022	$0.590	12/13/2025	$0.540	3.94%	120.01%	3	$0.381
Period Ended 12/31/2022	$0.550	12/30/2025	$0.552	4.22%	119.31%	3	$0.396
Issuance Date: 1/25/2023	$0.735	1/24/2026	$0.751	3.84%	119.17%	3	$0.540
Inception Date: 2/9/2023	$0.703	2/8/2026	$0.660	4.15%	118.94%	3	$0.466
Issuance Date: 2/15/2023	$0.624	2/14/2026	$0.600	4.35%	118.93%	3	$0.426
Period Ended 3/31/2023	$0.661	3/30/2026	$0.663	3.81%	113.43%	3	$0.459
Issuance Date: 4/4/2023	$0.661	4/3/2026	$0.673	3.60%	113.01%	3	$0.466

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the day prior to each debt Inception Date, on each presented period ending date, and one day prior to the delivery of the relevant drawdown notice in accordance with terms of the Secured Note (with such drawdown notice delivery date being shown as the Issuance Date in the table). For this purpose, the date on which the Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Warrants are exercisable over a three-year period from each Issuance Date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX common stock as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Credit Line and Draw Amounts (in thousands)		Warrants		Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-		-		$-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	8,435,897	(2)	0.4864	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(3)	(4,589,743	)(4)	0.4864	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(3)	(641,025	)(4)	0.5349	(343)
Fair value of warrants issued on 4/4/2022	(1,000	)(3)	(568,440	)(4)	0.5854	(333)
Fair value of warrants issued on 6/6/2022	(1,000	)(3)	(703,234	)(4)	0.5924	(417)
Fair value of warrants issued on 8/16/2022	(1,000	)(3)	(746,380	)(4)	0.4569	(341)
Fair value of warrants issued on 10/21/2022	(500	)(3)	(362,318	)(4)	0.4386	(159)
Fair value of warrants issued on 12/14/2022	(1,000	)(3)	(847,457	)(4)	0.3810	(323)
Change in fair value of warrants	-		-		-	225
Fair value as of December 31, 2022	$500	(1)	454,545	(2)	$0.3960	$180
Fair value of warrants issued on 1/25/2023	(500	)(3)	(340,136	)(4)	0.5395	(184)
Fair value at initial measurement date of 2/9/2023	2,000	(1)	1,422,879	(2)	0.4657	663
Fair value of warrants issued on 2/15/2023	(1,000	)(3)	(801,924	)(4)	0.4263	(342)
Fair value of warrants issued on 4/4/2023	(1,000	)(3)	(756,429	)(4)	0.4660	(352)
Change in fair value of warrants	-		-		-	35
Fair value as of September 30, 2023	$-	(1)	-	(2)	$-	$-

(1)	Amount of credit available under the Secured Note on date of inception and as of each period end date. For this purpose, the date on which the Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Number of warrants issuable, as applicable, (a) if the amount of credit available was drawn for measurement as of the applicable inception date, or (b) subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of the date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the Secured Note as of the date presented.

During the nine months ended September 30, 2023, AgeX recorded a loss on change in fair value of warrants of $35,000. During the three and nine months ended September 30, 2022, AgeX recorded a loss on change in fair value of warrants of $35,000 and $220,000, respectively.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. None of the warrants issued have been exercised.

7. Stockholders’ Equity (Deficit)

Preferred Stock

On July 24, 2023, AgeX issued to Juvenescence 211,600 shares of a newly authorized Series A Preferred Stock and 148,400 shares of a newly authorized Series B Preferred Stock in exchange for the cancellation of a total of $36 million of indebtedness consisting of the outstanding principal amount of loans then outstanding under the 2020 Loan Agreement, the Secured Note, and the $10 Million Secured Note, plus the loan origination fees accrued with respect to the 2022 Secured Note and a portion of the loan origination fees accrued pursuant to the $10 Million Secured Note. The cancellation of indebtedness in exchange for the Preferred Stock was conducted pursuant to the Exchange Agreement between AgeX and Juvenescence. By completing the exchange of indebtedness for shares of Series A Preferred Stock and Series B Preferred Stock (collectively referred to as the “Preferred Stock”).

Classification of Preferred Stock

The deemed liquidation preference provisions of the preferred stock are considered contingent redemption provisions that are not solely within AgeX’s control. Accordingly, the preferred stock has been presented outside of permanent equity in the mezzanine section of the condensed consolidated balance sheet. Because the occurrence of a deemed liquidation event is not currently probable, the carrying values of the preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values to the preferred stock would be made only when a deemed liquidation event becomes probable.

On November 7, 2023, certain terms of the Series A Preferred Stock and Series B Preferred Stock was amended (i) to clarify that certain change of control or disposition of asset transactions would be treated as adeemed liquidation if the applicable transaction is approved by the Board of Directors or stockholders of AgeX, and (ii) to provide that in case of such a deemed liquidation transaction holders of Preferred Stock would receive the same type of consideration as that distributed or paid to holders of AgeX common stock. This amendment permits the classification of the Series A Preferred Stock and Series B Preferred Stock as permanent equity effective November 7, 2023. See Note 12, Subsequent Events, for illustration of the Preferred Stock presented in permanent equity in the condensed consolidated pro forma balance sheet.

Dividends – The Preferred Stock is not entitled to receive any payment or distribution of cash or other dividends.

Liquidation Preference – In the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of AgeX, subject to the preferences and other rights of any senior stock, before any assets of AgeX shall be distributed to holders of common stock or other junior stock, all of the assets of AgeX available for distribution to stockholders shall be distributed among the holders of Series A Preferred Stock and Series B Preferred Stock and any other “parity stock” that may be issued ranking parri passu with those series of Preferred Stock with respect to liquidation rights, in proportion to the number of shares of Series B Preferred Stock and parity stock held by each such holder as of the record date for the determination of holders of Series A Preferred Stock, Series B Preferred Stock, and parity stock entitled to receive such distribution, until AgeX shall have distributed to the holders of those shares an amount of assets having a value equal to the subscription price per share. If the assets of AgeX shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series A Preferred Stock, Series B Preferred Stock and parity stock shall be ratably distributed among such holders. The (i) acquisition of AgeX by another entity by means of any transaction or series of transactions (including, without limitation, any reorganization, merger or consolidation) in which the stockholders of AgeX immediately before such transaction or series of transactions do not own a majority of the outstanding stock of the surviving or acquiring corporation upon completion of such transaction or series of transactions or (ii) a sale of all or substantially all of the assets of AgeX in a single transaction or series of related transactions, shall be deemed a liquidation. On November 7, 2023, certain terms of the liquidation preference were amended. See Note 12 Subsequent Transactions.

Conversion of Preferred Stock into Common Stock – Each share of Preferred Stock shall be convertible into a number of shares of AgeX common stock determined by dividing (x) a number equal to the number of dollars and cents comprising the subscription price, by (y) a number equal to the number of dollars and cents comprising the conversion price. The subscription price per share of Preferred Stock is $100 which was paid through the exchange of indebtedness for shares of Preferred Stock. The conversion price per share of Series A Preferred Stock or Series B Preferred Stock is $0.72 which was the closing price of AgeX common stock on the NYSE American on the last trading day immediately preceding the execution of the Exchange Agreement.

Optional Conversion – Preferred Stock shall be convertible into common stock at the election of the holder of shares of Preferred Stock at any time and from time to time subject to the limitations on conversion of Series B Preferred Stock discussed below.

Automatic Conversion – The outstanding shares of Series A Preferred Stock shall automatically be converted into common stock without any further act of AgeX or its stockholders (“Automatic Conversion”) upon the earliest of: (x) the date on which AgeX or a subsidiary shall have consummated a merger with Serina, or a subsidiary thereof; and (y) February 1, 2024. Further, if the holders of at least a majority of the outstanding shares of Series A Preferred Stock approve or consent to the Automatic Conversion of the shares of that series, then the outstanding shares of Series A Preferred Stock shall be converted into common stock upon such approval or consent.

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

Certain Limitations on Conversion of Series B Preferred Stock – If under the rules of the NYSE American or any other national securities exchange on which AgeX common stock may be listed, approval by AgeX stockholders would be required in connection with the issuance of common stock in excess of the “19.9% Cap” upon any conversion of Series B Preferred Stock, then unless and until such stockholder approval has been obtained, the maximum number of shares of common stock that may be issued upon conversion of all shares of Series B Preferred Stock shall be an amount equal to the 19.9% Cap. The 19.9% Cap means 7,550,302 shares of common stock, which is 19.9% of the shares of common stock outstanding on February 14, 2022 when the Secured Note, a portion of which has not been approved by AgeX stockholders for conversion into common stock without regard to the 19.9% Cap and 50% Cap, was issued.

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

Adjustment of conversion price and subscription price – If AgeX shall (a) declare a dividend or make a distribution on its common stock in shares of common stock, (b) subdivide or reclassify the outstanding common stock into a greater number of shares, or (c) combine or reclassify the outstanding common stock into a smaller number of shares, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted. If AgeX shall (i) declare a dividend or make a distribution on a series of Preferred Stock in shares of Preferred Stock, (ii) subdivide or reclassify the outstanding shares of a series of Preferred Stock into a greater number of shares, or (iii) combine or reclassify the outstanding shares of a series of Preferred Stock into a smaller number of shares, the subscription price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted. Successive adjustments in the conversion price or subscription price, as applicable, shall be made whenever any event specified above shall occur.

No Fractional Shares – No fractional share of common stock or scrip shall be issued upon conversion of Preferred Stock. Instead of any fractional share of common stock which would otherwise be issuable upon conversion of any Preferred Stock, AgeX will pay a cash adjustment in respect of such fractional interest in an amount equal to that fractional interest at the then fair value determined in accordance with the terms of the Preferred Stock.

Voting Rights – The following matters shall require the approval of the holders of a majority of the shares of a series of Preferred Stock then outstanding, voting as a separate class: (i) creation of any Preferred Stock ranking as senior stock to the series with respect to liquidation preferences; (ii) repurchase of any shares of common stock or other junior stock except shares issued pursuant to or in connection with a compensation or incentive plan or agreement approved by the Board of Directors for any officers, directors, employees or consultants of AgeX; (iii) any sale, conveyance, or other disposition of all or substantially all AgeX’s property or business, or any liquidation or dissolution of AgeX, or a merger into or consolidation with any other corporation (other than a wholly-owned subsidiary corporation) but only to the extent that the Delaware General Corporation Law requires that such transaction be approved by each class or series of Preferred Stock; (iv) any adverse change in the powers, preferences and rights of, and the qualifications, limitations or restrictions on, the series of Preferred Stock; or (v) any amendment of AgeX’s Certificate of Incorporation or Bylaws that results in any adverse change in the powers, preferences and rights of, and the qualifications, limitations or restrictions on, the series of Preferred Stock. However, the terms of the Preferred Stock do not restrict or limit the rights and powers of the Board of Directors to fix by resolution the rights, preferences, and privileges of, and restrictions and limitations on, stock ranking as parity stock or junior stock to a series of Preferred Stock. Except as may otherwise be required by the Delaware General Corporation Law, as the same may be amended from time to time, the Preferred Stock will have no other voting rights.

Governing Law – The powers, designations, preferences, rights, qualifications, limitations, and restrictions of either series of Preferred Stock, the validity, authorization and issuance of such Preferred Stock, and the conversion of such Preferred Stock into common stock shall be governed by and construed and enforced in accordance with the internal laws of the State of Delaware, without regard to the principles of conflict of laws thereof, and all legal proceedings pursuant or with respect to or concerning such matters (a “Proceeding”), whether brought by or against a holder of Preferred Stock or AgeX or any of their respective directors, officers, stockholders, employees or agents, shall be commenced in the state and federal courts sitting in the State of Delaware (the “Delaware Courts”). The Preferred Stock provides that (a) AgeX and each holder of Preferred Stock irrevocably submits to the exclusive jurisdiction of the Delaware Courts for the adjudication of any Proceeding, and irrevocably waives, and agrees not to assert in any Proceeding any claim that they are not personally subject to the jurisdiction of such Delaware Courts, or such Delaware Courts are an improper or inconvenient venue for such Proceeding, and (b) AgeX and each holder of Preferred Stock irrevocably waives personal service of process and consents to process being served in any such Proceeding by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to such party and agrees that such service shall constitute good and sufficient service of process and notice

Common Stock

AgeX has 200,000,000 shares of $0.0001 par value common stock authorized. At September 30, 2023 and December 31, 2022, there were 37,951,261 and 37,949,196 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $2,500,000 of drawdowns of loan funds from Juvenescence under the Secured Note during the nine months ended September 30, 2023, AgeX issued to Juvenescence 2022 Warrants to purchase 1,898,489 shares of AgeX common stock. See Note 6, Warrant Liability.

At-the-Market Offering Facility

On January 8, 2021, AgeX entered into a sales agreement with Chardan Capital Markets, LLC (“Chardan”) relating to the sale of shares of AgeX common stock, par value $0.0001 per share, through an at-the-market (“ATM”) offering as described in the prospectus supplement filed with the Form S-3 which was declared effective by the SEC on January 29, 2021. In accordance with the terms of the sales agreement, AgeX may offer and sell shares of AgeX common stock having an aggregate offering price of up to $12.6 million from time to time through Chardan, acting as the sales agent. The actual market value of shares of common stock that AgeX may sell through the ATM offering during any 12 month period will be limited to one-third of the aggregate market value of AgeX common stock held by stockholders that would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. During the nine months ended September 30, 2023 and 2022, no proceeds were raised through the sale of shares of common stock under the ATM.

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

A summary of AgeX stock option activity under the Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2022	5,139	3,261	3	$2.25
Options granted	(26)	26	-	0.76
Restricted stock units vested	-	-	(3)	-
Balance at September 30, 2023	5,113	3,287	-	$2.24
Options exercisable at September 30, 2023		3,067		$2.32

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

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1	$8	$8	$25
General and administrative	39	201	137	621
Total stock-based compensation expense	$40	$209	$145	$646

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including expected life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(1)	2023	2022
Grant price	$0.76	$-	$0.76	$0.79
Market price	$0.76	$-	$0.76	$0.79
Expected life (in years)	5.15	-	5.15	5.58
Volatility	118.12%	-%	118.12%	130.71%
Risk-free interest rates	4.12%	-%	4.12%	1.74%
Dividend yield	-%	-%	-%	-%

(1)	There were no stock options granted under the Plan during the three months ended September 30, 2022.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the nine months ended September 30, 2023 and 2022 may have been significantly different.

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

For the three and nine months ended September 30, 2023 and 2022, AgeX experienced a loss; therefore, no income tax provision was recorded for the three and nine months ended September 30, 2023 and 2022.

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

10. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for interest	$27	$14
Issuance of preferred stock in exchange for debt	$36,000	$-
Issuance of common stock upon vesting of restricted stock units (Note 8)	$2	$6
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$-	$178
Fair value of liability classified warrants at debt inception date (Note 6)	$663	$3,666
Debt refinanced with new debt (Note 5)	$-	$7,160

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

There were no future minimum lease commitments as of September 30, 2023.

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

On May 17, 2023 AgeX received a notice from the staff of the Exchange indicating that they intend to commence proceedings to delist AgeX common stock from the Exchange based upon AgeX’s non-compliance with the stockholders’ equity requirements set forth in Sections 1003(a)(i), (ii) and (iii) of the Exchange’s Company Guide by the end of a compliance plan period that expired on May 17, 2023. Specifically, AgeX did not meet the continued listing standards because it had stockholders equity of less than (A) $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years, (B) $4,000,000 and has incurred losses from continuing operations and/or net losses during three out of four of its most recent fiscal years, and (C) $6,000,000 or more and has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

On May 24, 2023, AgeX filed a request for a review of the delisting determination by a Committee of the Board of Directors of the Exchange. On May 31, 2023, AgeX received a notice from the staff of the Exchange which scheduled a hearing for July 25, 2023. On July 24, 2023, AgeX issued shares of preferred stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence for the purpose of remediating the deficiency in stockholders equity, and the hearing at the Exchange scheduled for July 25 was cancelled. See Note 7, Stockholders’ Equity (Deficit) and Note 12, Subsequent Events for further discussion on the classification of preferred stock and amendment to Section 3(b) of the terms of the Series A Preferred Stock and Series B Preferred Stock.

12. Subsequent Events

Additional Loans Under Secured Note

On October 3, 2023, AgeX drew $500,000 of its credit available under the Secured Note. On October 31, 2023 AgeX drew the final $500,000 of the credit line available under the Secured Note.

Increase in Secured Note Line of Credit

On November 9, 2023, AgeX and Juvenescence entered into the Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note (the “Fifth Amendment”) that increases the amount of the line of credit available to AgeX by $4,400,000, subject to the terms of the Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

Amendment to Preferred Stock and Remediation of Stock Exchange Listing Deficiency

On July 24, 2023, AgeX issued shares of AgeX Series A Preferred Stock and AgeX Series B Preferred Stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence with the intent of adding $36 million to stockholders equity to eliminate a stockholders equity deficiency that caused AgeX to be out of compliance with the NYSE American continued listing standards. However, upon subsequent consideration in consultation with AgeX’s independent registered public accountants, AgeX determined that, in accordance with applicable guidance to GAAP, the deemed liquidation preference provisions of the Preferred Stock could be considered contingent redemption provisions that are not solely within AgeX’s control, requiring that the Preferred Stock be presented outside of permanent equity in the mezzanine section of the condensed consolidated balance sheet as of September 30, 2023. To comply with the NYSE American listing requirement by permitting the Preferred Stock to qualify now as permanent equity, on November 7, 2023, Section 3(b) of the terms of the Series A Preferred Stock and Series B Preferred Stock was amended (i) to clarify that certain change of control or disposition of asset transactions would be treated as a deemed liquidation if the applicable transaction is approved by the Board of Directors or stockholders of AgeX, and (ii) to provide that in case of such a deemed liquidation transaction holders of Preferred Stock would receive the same type of consideration as that distributed or paid to holders of AgeX common stock. AgeX has informed the NYSE American of the accounting issue and the remedy that has been implemented and AgeX believes it is in compliance with NYSE American’s continued listing standards.

The following pro-forma condensed consolidated balance sheet illustrates the effect of the Preferred Stock in permanent equity.

Non-GAAP Financial Measures

The condensed consolidated interim financial statements include stockholders equity (deficit) prepared in accordance with accounting principles generally accepted in the United States (GAAP). The following pro-forma condensed consolidated balance sheet includes certain pro forma historical non-GAAP adjustments to the balance sheet. In particular, AgeX has provided a non-GAAP pro forma presentation of Series A Preferred Stock and Series B Preferred Stock classified as permanent equity, eliminating the stockholders deficit, based on a post-September 30, 2023 amendment to the liquidation provisions of the Preferred Stock. Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable financial measures prepared in accordance with GAAP. However, AgeX believes the non-GAAP presentation of stockholders equity, when viewed in conjunction with our GAAP presentation, is helpful in understanding AgeX’s current capital structure.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

(in thousands, except par value amounts)

(unaudited)

	September 30, 2023	Adjustment	Adjusted Balance

ASSETS
Current assets:
Cash and cash equivalents	$397	$-	$397
Accounts and grants receivable, net	67	-	67
Related party receivables, net	4	-	4
Prepaid expenses and other current assets	673	-	673
Total current assets	1,141	-	1,141

Restricted cash	50	-	50
Intangible assets, net	640	-	640
Convertible note receivable	10,379	-	10,379
TOTAL ASSETS	$12,210	$-	$12,210

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,671	$-	$1,671
Loan due to Juvenescence, net of debt issuance costs, current portion	1,526	-	1,526
Insurance premium liability and other current liabilities	7	-	7
Total current liabilities	3,204	-	3,204

Loan due to Juvenescence, net of debt issuance costs, net of current portion	693	-	693
TOTAL LIABILITIES	3,897	-	3,897

Commitments and contingencies

Series A preferred stock; no par value; stated value $100 per share; 212 and nil shares issued and outstanding, respectively	21,135	(21,135)	-
Series B preferred stock; no par value; stated value $100 per share; 148 and nil shares issued and outstanding, respectively	14,823	(14,823)	-

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized; and
Series A Preferred stock - 212 and nil shares issued and outstanding, respectively	-	-	-
Series B Preferred stock - 148 and nil shares issued and outstanding, respectively	-	-	-
Common stock, $0.0001 par value, 200,000 shares authorized; and 37,951 and 37,949 shares issued and outstanding, respectively	4	-	4
Additional paid-in capital	100,017	35,958	135,975
Accumulated deficit	(127,557)	-	(127,557)
Total AgeX Therapeutics, Inc. stockholders’ equity (deficit)	(27,536)	35,958	8,422
Noncontrolling interest	(109)	-	(109)
Total stockholders’ equity (deficit)	(27,645)	35,958	8,313
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,210	$-	$12,210

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

Merger Agreement and Related Transactions

On August 29, 2023, AgeX entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Serina Therapeutics, Inc. (“Serina”) and Canaria Transaction Corporation, an Alabama corporation and wholly owned subsidiary of AgeX (“Merger Sub”). Serina currently has a pipeline of small molecule candidates targeting central nervous system (“CNS”) indications, enabled by the company’s proprietary POZ PlatformTM delivery technology. In addition to advancing Serina’s wholly owned pipeline assets, Serina is working with pharma partners currently advancing pre-clinical studies exploring POZ polymer lipid-nanoparticles (“LNPs”) in next generation LNP delivered RNA vaccines. In addition, Serina is advancing a lead drug candidate, SER-252 (POZ-apomorphine) for the treatment of advanced Parkinson’s Disease through pre-clinical studies towards the goal of an investigational new drug submission or “IND” to the Food and Drug Administration for the initiation of a Phase I clinical trial during the fourth quarter of 2024. Serina has two other pipeline assets that are positioned to enter IND enabling studies, SER-227 (POZ-buprenorphine) for certain post-operative pain indications, and SER-228 (POZ-cannabidiol) for treatment refractory epilepsy indications. Serina is also focused on expanding its LNP and anti-body drug conjugate partnering collaborations.

Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including that the Merger is approved by the stockholders of AgeX and the stockholders of Serina, Merger Sub will be merged with and into Serina, with Serina surviving as a wholly owned subsidiary of AgeX (the “Merger”). AgeX following the Merger is referred to herein as the “Combined Company.” There is no assurance the necessary approvals by AgeX stockholders and Serina stockholders will be obtained or that the other conditions to the Merger as provided in the Merger Agreement will be met.

Immediately following the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of common stock of the Combined Company, and stockholders of AgeX immediately prior to the closing of the Merger are expected to own approximately 25% of the outstanding shares of common stock of the Combined Company, in each case, on a pro forma fully diluted basis, subject to certain assumptions and exclusions, including the Actual Closing Price (as defined in the Merger Agreement) of AgeX common stock being equal to or greater than $12.00 per share, giving effect to a planned reverse stock split and the conversion of AgeX Preferred Stock into shares of AgeX common stock and excluding the impact of any Post-Merger Warrant, Incentive Warrant or the issuance of any share of AgeX common stock upon exercise of any Post-Merger Warrant or incentive warrant.

Prior to the closing of the Merger, AgeX will issue to each holder of AgeX common stock three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant will be exercisable for one unit of AgeX (“AgeX Unit”) at a price equal to $13.20 per unit and will expire on July 31, 2025. Each AgeX Unit will consist of (i) one share of AgeX common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant will be exercisable for one share of AgeX common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. The terms of each Post-Merger Warrant and Incentive Warrant will be further detailed in a warrant agreement that will be negotiated between the parties prior to the closing of the Merger.

Concurrently with the execution of the Merger Agreement, AgeX, Serina and Juvenescence entered into a Side Letter, which will become effective immediately prior to the closing of the Merger. The Side Letter provides, among other things, that (i) effective immediately before the consummation of the Merger, Juvenescence will cancel all out of the money AgeX warrants held by Juvenescence; (ii) Juvenescence will exercise all Post-Merger Warrants it holds to provide the Combined Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025; (iii) Juvenescence will not sell any shares of AgeX Series A Preferred Stock or AgeX Series B Preferred Stock and will take all actions necessary to convert all of such Preferred Stock into AgeX common stock before a reverse stock split that will occur before the Merger; (iv) Juvenescence will release all security interests, guarantees, pledges, assignments and other forms of collateral that it may have in AgeX’s assets pursuant to the terms of Juvenescence loans to AgeX; and (v) Juvenescence will consent to a newly formed subsidiary of AgeX assuming AgeX’s obligations with respect to loan agreements and promissory notes governing loans payable to Juvenescence, including obligations for amounts currently owed and future advances of loan funds, and Juvenescence shall release AgeX from those loan obligations.

The following discussion and analysis of AgeX’s financial condition and results of operations and liquidity and capital resources does not reflect material changes to AgeX’s business, assets, liabilities, financial condition, operations, management, liquidity, capital resources, and prospects that will occur if the Merger is consummated.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our condensed consolidated interim financial statements included elsewhere in this Report.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

Revenues and Cost of Sales

During the three and nine months ended September 30, 2023 we recognized income of approximately $21,000 from a grant awarded by the NIH in August 2023 with a one year grant period that commenced on September 1, 2023.

During the three and nine months ended September 30, 2023, we recognized revenues of $46,000 and $65,000, respectively, from the sale of research products. During the three and nine months ended September 30, 2022, we recognized revenues of $9,000 and $26,000, respectively from the sale of research products.

During the three and nine months ended September 30, 2023, we recognized cost of sales of $33,000 and $39,000, respectively, from the sale of research products. During the three and nine months ended September 30, 2022, we recognized cost of sales of $5,000 and $12,000, respectively from the sale of research products.

Operating Expenses

We continue to maintain a minimal workforce since our May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Research and development expenses	$218	$162	$56	34.6%
General and administrative expenses	2,172	1,392	780	56.0%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Research and development expenses	$552	$817	$(265)	(32.4)%
General and administrative expenses	5,895	4,390	1,505	34.3%

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 were approximately $0.2 million, consistent with the same period in 2022.

Research and development expenses for the nine months ended September 30, 2023 decreased by approximately $0.2 million to $0.6 million from $0.8 million during the same period in 2022. The net decrease was primarily attributable to reductions of $0.2 million in outside research and services allocable to research and development expenses.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 increased by $0.8 million to $2.2 million as compared to $1.4 million during the same period in 2022. The net increase is attributable to increases of $0.7 million in professional fees for legal services related to the possible Merger between AgeX and Serina, $0.1 million in professional fees for non-merger related legal services, $0.1 million in patent and license maintenance related fees and $0.1 million in investor relations related expenses and insurance expense. These increases were offset to some extent by a $0.2 million decrease in noncash stock-based compensation to employees, consultants and directors.

General and administrative expenses for the nine months ended September 30, 2023 increased by $1.5 million to $5.9 million as compared to $4.4 million during the same period in 2022. The net increase is attributable to increases of $1.7 million in professional fees for legal services, consulting expenses incurred in connection with due diligence and other expenses related to the possible Merger between AgeX and Serina, $0.2 million in investor relations related expenses and insurance expense, $0.1 million in professional fees for other non-recurring legal services, and $0.1 million in salaries and payroll related expenses allocated to general and administrative expenses. These increases were offset to some extent by a $0.5 million decrease in noncash stock-based compensation to employees, consultants and directors, and $0.1 million in patent and license maintenance related fees, travel and lodging, and minimum royalty fees under certain license agreements.

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

Other expense, net

Total other expense, net for the three months ended September 30, 2023 consists primarily of $3.2 million amortization of deferred debt issuance costs to interest expense, write off of deferred debt cost upon $36 million debt exchanged for preferred stock in July 2023, and other debt related expenses included in interest expense offset by $0.2 million net interest income primarily earned from a $10,000,000 loan under the terms of the Serina Note. Total other expense, net for the three months ended September 30, 2022 consists primarily of $0.9 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense.

Total other expense, net for the nine months ended September 30, 2023 consists primarily of $5.3 million amortization of deferred debt issuance costs to interest expense, write off of deferred debt cost upon $36 million debt exchanged for preferred stock in July 2023, and other debt related expenses included in interest expense offset by $0.4 million net interest income primarily earned from the Serina Note. Total other expense, net for the nine months ended September 30, 2022 consists primarily of $2.3 million amortization of deferred debt issuance costs to interest expense and other debt related expenses included in interest expense and $0.2 million unrealized loss on change in fair value of warrants issued to Juvenescence in connection with borrowings under the Secured Note.

See Notes 4, Convertible Note Receivable, 5, Related Party Transactions, 6, Warrant Liability, and 7, Stockholders’ Equity (Deficit) to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreement with Serina, loan agreements with Juvenescence, liability classified warrants, and debt exchanged for preferred stock.

Income taxes

For the three and nine months ended September 30, 2023 and 2022, AgeX experienced a loss; therefore, no income tax provision was recorded for the three and nine months ended September 30, 2023 and 2022.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $127.6 million as of September 30, 2023. We expect to continue to incur operating losses and negative cash flows. We have been funding our operations with loans from Juvenescence. As of October 31, 2023, we had drawn down in full the remaining credit available to us from Juvenescence pursuant to the Secured Note, and we estimate that our cash on hand as of that date will be sufficient to fund our operations through the end of November 2023. However, on November 9, 2023, we entered into an Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note with Juvenescence that increases the amount of the line of credit available to us by $4,400,000 under the Secured Note, subject to the terms of the Secured Note as so amended and Juvenescence’s discretion to approve and fund each of our future draws of that additional amount of credit.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020 primarily impacting research and development personnel, and the elimination of our leased laboratory facility. These down-sizing adjustments to our operations will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents, the amount of the Secured Note line of credit available to us from Juvenescence, including the $4,400,000 increase in the line of credit, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5, Related Party Transactions, and Note 12, Subsequent Events, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

The loans from Juvenescence that remain outstanding prohibit us and our subsidiaries ReCyte Therapeutics and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence. AgeX and three of its subsidiaries have granted Juvenescence a security interest and lien on substantially all of their assets to secure AgeX’s obligations under the Secured Note, and AgeX has granted Juvenescence a security interest and lien on substantially all of AgeX’s assets to secure AgeX’s obligations under the $10 Million Secured Note. The outstanding amounts under the Secured Note and the $10 Million Secured Note will become due and payable upon maturity on February 14, 2024 and March 13, 2026, respectively. These factors and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans or shares of Preferred Stock into AgeX common stock and the exercise of warrants issued to Juvenescence in connection with the Juvenescence loans could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us additional funds.

Through the Sales Agreement with Chardan, we may sell during any 12 month period an amount of common stock in “at-the-market” transactions not to exceed one-third of the aggregate market value of our common stock held by stockholders who would not be considered “affiliates” of AgeX, determined in accordance with applicable SEC rules. We do not have any other committed sources of funds for additional financing.

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

Summary of Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,748)	$(4,618)
Investing activities	(10,000)	-
Financing activities	15,500	4,500
Net change in cash, cash equivalents, and restricted cash	$(248)	$(118)

Operating Activities

Net loss attributable to us for the nine months ended September 30, 2023 amounted to $11.3 million. Net cash used in operating activities during this period amounted to $5.7 million. The $5.6 million difference between the net loss attributable to us and net cash used in operating activities during the nine months ended September 30, 2023 was primarily attributable to $5.4 million in amortization of intangible assets and deferred debt issuance costs, $1.1 million in prepaid expenses and other current assets, $0.6 million in accounts payables and accrued liabilities, and $0.1 million in stock-based compensation expense. The impact of these non-cash items was offset to some extent by a $1.1 million payment of a financed insurance premium liability, $0.4 million in accrued interest on convertible note receivable, and $0.1 million net change in working capital from operating activities. See Notes 4, Convertible Note Receivable and 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreement with Serina and our loan agreements with Juvenescence.

Investing Activities

During the nine months ended September 30, 2023, net cash used by investing activities is entirely comprised of the $10 million loan made to Serina. See Note 4, Convertible Note Receivable, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Serina Note.

During the nine months ended September 30, 2022, AgeX had no investing activities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities amounted to $15.5 million which was entirely attributable to amounts drawn under the credit facilities from Juvenescence. See Notes 5, Related Party Transactions and 7, Stockholders’ Equity (Deficit), to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the 2022 Form 10-K, except risks pertaining to the Merger and those described below:

Risks Related to the Merger

On August 29, 2023, AgeX entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Serina Therapeutics, Inc., and Canaria Transaction Corporation, a wholly owned subsidiary of AgeX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Serina, with Serina surviving as a wholly owned subsidiary of AgeX (the “Merger”). There is no assurance the conditions to the Merger will be met and that the Merger will be consummated. AgeX stockholders will face a number of risks related to the terms of the Merger Agreement and the Merger, some of which risks are described below. References to the “Combined Company” in this Report mean AgeX after the Merger through which AgeX will have acquired Serina.

AgeX stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, AgeX as a Combined Company with Serina following the closing of the Merger as compared to their current ownership and voting interest in AgeX before the Merger.

Immediately following the closing of the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of common stock of the Combined Company, and stockholders of AgeX immediately prior to the closing of the Merger are expected to own, excluding the impact of the exercise of certain warrants that are expected to be distributed to AgeX stockholders before the Merger, approximately 25% of the outstanding shares of common stock of the Combined Company, in each case, on a fully diluted basis, subject to certain assumptions, including giving effect to a contemplated reverse stock split of AgeX common stock and the conversion of AgeX Preferred Stock into AgeX common stock before the Merger. Consequently, following the closing of the Merger, the pre-Merger stockholders of AgeX will own a smaller percentage of the Combined Company than their ownership of AgeX prior to the Merger and will be able to exercise less influence over the management and policies of the Combined Company than they currently exercise over the management and policies of AgeX.

In addition, the seven-member board of directors of the Combined Company will initially consist of three individuals with prior affiliations with Serina, two individuals with prior affiliation with AgeX and two of such members designated by mutual agreement of Serina and AgeX. The Chief Financial Officer, the Chief Executive Officer and the Chief Operating Officer of Serina will serve as the Chief Executive Officer, Chief Scientific Officer and Chief Operating Officer and Secretary of the Combined Company, respectively, following the closing of the Merger. The Chief Financial Officer of AgeX will serve as the Interim Chief Financial Officer and Chief Accounting Officer of the Combined Company following the closing of the Merger.

The exchange ratio is not adjustable based on the market price of AgeX common stock so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The relative 75% proportion of the Combined Company that the Serina equity holders will own and the 25% proportion of the Combined Company that AgeX stockholders will own when the Merger closes will be based on the relative valuations of AgeX and Serina as negotiated by the parties and as specified in the Merger Agreement. Those ownership percentages will not change even if there is a change in the relative values of Serina and AgeX prior to the consummation of the Merger.

Because the lack of a public market for Serina’s capital stock makes it difficult to evaluate the fair market value of Serina’s capital stock, the value of the AgeX common stock to be issued to Serina stockholders may be more or less than the fair market value of Serina common stock.

The outstanding capital stock of Serina is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Serina’s capital stock. Because the percentage of AgeX common stock to be issued to Serina stockholders in the Merger was determined based on negotiations between the parties, without the AgeX Board of Directors having public market prices of Serina capital stock to use a reference point in valuing Serina for the purpose of determining that percentage, it is possible that Serina stockholders will receive in the Merger a percentage of the Combined Company greater than the percentage of the value Combined Company attributable to the fair market value of Serina and the value of the AgeX common stock to be received by Serina stockholders will be more than the fair market value of Serina’s capital stock.

Failure to complete the Merger may result in AgeX or Serina paying a termination fee to the other party and could harm the common stock price of AgeX and future business and operations of AgeX.

If the Merger is not completed, each of AgeX and Serina is subject to the following risks:

●	upon termination of the Merger Agreement, AgeX may be required to pay Serina a termination fee of $1,000,000 million or up to $1,000,000 in expense reimbursements; or Serina may be required to pay AgeX a termination fee of $1,000,000 million or up to $1,000,000 in expense reimbursements;

●	AgeX will have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed;

●	the price of AgeX’s common stock may decline and remain volatile; and

●	the reputation of AgeX may be adversely impacted.

In addition, if the Merger Agreement is terminated and the AgeX Board of Directors determines to seek another business combination, there can be no assurance that AgeX will be able to find another company willing enter into a business combination or acquisition with AgeX, or another company would provide equivalent or more attractive consideration in a business combination or acquisition than the consideration to be provided by Serina in the Merger.

The issuance of AgeX common stock to Serina stockholders pursuant to the Merger Agreement and the resulting change in control of AgeX from the Merger must be approved by AgeX stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Serina stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, AgeX stockholders must approve, among other things, the issuance of AgeX common stock to Serina stockholders pursuant to the Merger Agreement and the resulting change in control of AgeX from the Merger, and Serina stockholders must adopt the Merger Agreement and approve the Merger and the related transactions contemplated thereby. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger or the ability of AgeX or Serina to complete the Merger in accordance with the Merger Agreement.

If the conditions to the closing of the Merger are not satisfied or waived, the Merger may not occur or the closing of the Merger could be delayed.

Even if each certain transactions related to the Merger are approved by the stockholders of AgeX as required by the Merger Agreement as a condition to the Merger, other conditions specified in the Merger Agreement must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. There is no assurance that all of those conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or could be delayed, and AgeX may lose some or all the intended benefits of the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.

In general, either AgeX or Serina can refuse to complete the Merger if there is a material adverse effect affecting the other party between August 29, 2023, the date of the Merger Agreement, and the closing of the Merger. However, certain types of effects are excluded from the concept of a “material adverse effect” and do not permit the parties to refuse to complete the Merger, even if such change could be said to have a material adverse effect on AgeX or Serina. Such exclusions included, but are not limited to:

●	general business, political or economic conditions generally affecting the industry in which Serina or AgeX operate;

●	acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes or other natural disasters, health emergencies, including pandemics (including COVID-19 and any evolutions or mutations thereof) and related or associated epidemics, disease outbreaks or quarantine restrictions;

●	changes in financial, banking or securities markets;

●	any change in the stock price or trading volume of AgeX common stock;

●	any failure by AgeX to meet internal or analysts’ expectations or projections or the results of operations of AgeX;

●	any change in or affecting clinical trial programs or studies conducted by or on behalf of AgeX or its subsidiaries;

●	any change from continued losses from operations or decreases in cash balances of Serina or any of its subsidiaries or on a consolidated basis among Serina and its subsidiaries;

●	any change in, or any compliance with or action taken for the purpose of complying with, any law or GAAP (or interpretations of any law or GAAP); or

●	any change resulting from the announcement of the Merger Agreement or the pendency of the Merger and related transactions;

●	any change resulting from a disposition of certain assets by AgeX;

●	the taking of any action required to be taken by the Merger Agreement; or

●	any reduction in the amount of AgeX’s cash and cash equivalents as a result of winding down its activities associated with the termination of its research and development activities.

If adverse changes occur and AgeX and Serina still complete the Merger, the stock price of the Combined Company following the closing of the Merger may suffer. This in turn may reduce the value of the Merger to AgeX stockholders.

Some executive officers and directors of AgeX and Serina have interests in the Merger that are different from the respective stockholders of AgeX and Serina and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of AgeX and Serina.

Directors and executive officers of AgeX and Serina may have interests in the Merger that are different from, or in addition to, the interests of other stockholders of AgeX and Serina, respectively. These interests with respect to AgeX’s directors and executive officers include, but are not limited to, the expected continued service of one of the directors of AgeX as a director of the Combined Company following the closing of the Merger, the expected continued employment of one of the executive officers of AgeX as an executive officer of the Combined Company following the closing of the Merger, severance benefits if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. The AgeX Board of Directors is aware of and considered such interests, among other matters, in reaching the decision to approve and adopt the Merger Agreement, approve the Merger and recommend the approval of the Merger Agreement to AgeX stockholders. These interests, among other factors, may have influenced the directors and executive officers of AgeX to support or approve the Merger.

AgeX stockholders may not realize a benefit from the Merger commensurate with the ownership interest dilution they will experience in connection with the Merger.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, AgeX stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The market price of the Combined Company’s common stock following the Merger may decline as a result of the Merger.

The market price of the Combined Company’s common stock may decline as a result of the Merger for a number of reasons, including if:

●	investors react negatively to the prospects of the Combined Company’s product candidates, business and financial condition following the closing of the Merger;

●	the effect of the Merger on the Combined Company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or

●	the Combined Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

During the pendency of the Merger Agreement, AgeX may be limited in its ability to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect its business prospects.

Covenants in the Merger Agreement impede the ability of AgeX and Serina to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, AgeX may be at a disadvantage to its competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to an acquisition proposal or acquisition inquiry regarding transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions involving AgeX could be favorable to AgeX stockholders, but AgeX may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of AgeX and Serina from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if AgeX or Serina terminate the Merger Agreement under specified circumstances, AgeX may be required to pay Serina a termination fee of $1,000,000 or up to $1,000,000 in expense reimbursements or Serina may be required to pay AgeX a termination fee of $1,000,000 or up to $1,000,000 in expense reimbursements; provided that neither party will be responsible for payment of more than $1,000,000 in the aggregate. The termination fee or expense reimbursements that might become payable by AgeX may discourage third parties from submitting competing proposals to AgeX or to AgeX stockholders and may cause the AgeX Board of Directors to be less inclined to recommend that AgeX stockholders approve a competing proposal.

Litigation could arise in connection with the Merger, against AgeX or the AgeX Board of Directors, Serina or the Serina Board of Directors, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise materially harm AgeX’s, Serina’s or the Combined Company’s business.

In the past, securities class action or shareholder derivative litigation has often followed certain significant business transactions, such as the sale of a company or announcement of a merger or any other strategic transaction. AgeX, the AgeX Board of Directors, Serina, the Serina Board of Directors, or the Combined Company may be exposed to such litigation even if no wrongdoing occurred. Even if the Merger is not consummated for any reason, litigation could be filed in connection with the failure of AgeX to consummate the Merger. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect the business and cash resources or either party and the ability of either party to consummate the Merger or the ultimate value the AgeX stockholders receive from the Merger.

Any such litigation related to the Merger may result in negative publicity or an unfavorable impression of AgeX or the Combined Company, which could adversely affect the price of AgeX common stock or the Combined Company’s common stock, impair the ability of AgeX or the Combined Company to recruit or retain employees, damage relationships with customers, suppliers, and other business partners, or otherwise materially harm of AgeX’s or the Combined Company’s operations and financial performance.

If the Merger is consummated, the Combined Company will face risks that are substantially the same as or similar risks faced by AgeX.

Although Serina is engaged in the development of different technologies and products than AgeX, Serina’s business, and accordingly the business of the Combined Company, as a medical products developer will be subject to regulatory, legal, liquidity, capital resource, financial, operating, and other business risks that AgeX also faces.

If the Merger is not completed we would not be able to pursue the development and commercialization of Serina’s technologies and product pipeline.

We have been formulating corporate restructuring plans that include the Merger through which AgeX would be able to enter the field of drug delivery polymer technology. If the Merger is completed, the Combined Company will primarily focus on developing Serina’s product candidates. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Merger, which could materially and adversely affect AgeX’s ability to enter the field of drug delivery polymer technology and could materially and adversely affect AgeX’s results of operations, business, financial condition or stock price. AgeX cannot predict with certainty whether or when any of the required closing conditions will be satisfied and whether AgeX will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Accordingly, there is no assurance that the Merger will be consummated.

Uncertainty as to whether the Merger will be completed could adversely affect our operations and business.

AgeX’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect AgeX’s results of operations and business. Uncertainty as to whether the Merger will be completed may affect our ability to retain and motivate existing employees or recruit prospective employees if vacancies in staffing need to be filled. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of AgeX’s management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from AgeX’s day-to-day operations.

If the Merger is not completed, the market price of AgeX common stock may decline significantly.

The market price of AgeX common stock has been subject to significant fluctuations. Pending completion or abandonment of the Merger, the market price of AgeX common stock will likely be volatile based on whether stockholders and other investors believe that AgeX can complete the Merger. If the Merger is not completed, the market price of our common stock could decline significantly reflecting the elimination of any value attributed by investors to the prospective Merger and reflecting uncertainty about the future of AgeX’s business and its ability to find an alternative strategic transaction.

If the Merger is not approved or does not occur, we may not be successful in the execution of our current business strategies or identifying and implementing any strategic alternatives with respect to our assets and development programs, and any future strategic alternatives could have negative consequences.

If the Merger is not approved or does not occur, we expect to continue to execute on our current business strategies while seeking out and evaluating potential strategic alternatives with respect to our assets and development programs, which may include a merger, business combination, investment into AgeX, asset sale or other strategic transaction, and we may not be successful in executing such strategies or identifying or implementing any such strategic alternatives.

In addition, the process of seeking out and evaluating a potential strategic alternative with respect to our assets and development programs is costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to the Merger and our other ongoing restructuring plans, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, decreasing the remaining cash available for use in our business.

The development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving AgeX may be reluctant to spend additional resources required to pursue development of AgeX’s product candidates and may attribute little or no value to AgeX product assets in such a transaction.

There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

Risks Related to a Reverse Stock Split

The contemplated reverse stock split may not increase the Combined Company’s stock price over the long-term.

It is expected that AgeX will implement a reverse stock split of its common stock prior to the Merger for the purpose of meeting certain stock exchange initial listing standards for the Combined Company. It is contemplated that the reverse stock split of AgeX common stock will be at a ratio in the range from 1-for-35 to 1-for-36 with such specific ratio resulting in approximately 2,500,000 shares of AgeX common stock being outstanding immediately prior to the consummation of the Merger, unless otherwise mutually agreed upon by the respective AgeX and Serina boards of directors. While it is expected that the reduction in the number of outstanding shares of common stock as a result of a reverse stock split will proportionally increase the market price of AgeX common stock, it cannot be assured that the reverse stock split will increase the market price of AgeX common stock by a multiple of the reverse stock split ratio or result in any permanent or sustained increase in the market price of the Combined Company’s common stock, which is dependent upon many factors, including the Combined Company’s business and financial performance, general market conditions and prospects for future success. Thus, it cannot be assured that the reverse stock split will accomplish any increase in the per-share market price of the Combined Company’s common stock for any meaningful period of time.

The contemplated reverse stock split may decrease the liquidity of AgeX common stock or the Combined Company’s common stock.

Although the AgeX Board of Directors believes that the anticipated increase in the market price of the Combined Company’s common stock resulting from the proposed reverse stock split could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading in and a smaller number of market makers for the Combined Company’s common stock.

The reverse stock split may lead to a decrease in the Combined Company’s overall market capitalization.

Should the market price of the Combined Company’s common stock decline, the percentage decline may be greater as a result of the reverse stock split, due to the smaller number of shares outstanding, than it would have been had the reverse stock split not been implemented. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the Combined Company’s overall market capitalization.

Risks Related to Our Current Business, Financial Condition, and Capital Resources

If the Merger is not completed, we expect to continue to execute on our current business strategies while seeking out and evaluating potential strategic alternatives with respect to our assets and development programs. The following risk factors relate to and update certain risks described in Item 1A “Risk Factors” of our 2022 Form 10-K.

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the increased amount of credit available through the Fifth Amendment of our Secured Note with Juvenescence, and the proceeds we may receive from the sale of additional shares of our common stock in “at-the-market” transactions through a Sales Agreement with Chardan as a sales agent, would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $127.6 million as of September 30, 2023. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets and assets of certain of our subsidiaries, Juvenescence’s ownership of shares of AgeX Preferred Stock, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

We are a discovery-stage development company with limited capital resources and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations, and we do not know if we will ever attain profitability.

We are a discovery-stage therapeutics company with a limited operating history and limited capital resources. Since our inception in August 2017, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flow in the future. Our net operating losses from continuing operations were $10.5 million and $8.6 million for the years ended December 31, 2022 and 2021, respectively, and we had an accumulated deficit of approximately $116.2 million as of December 31, 2022. Our net operating losses from operations were $6.4 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively, and we had an accumulated deficit of approximately $127.6 million as of September 30, 2023.

These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant additional operating losses for the foreseeable future and will need to continuously raise additional capital to fund our operations. The amount of our expenses and anticipated losses will depend on our capital resources and whether we license out product development to third parties or participate ourselves directly or financially with collaborators in research, development and commercialization efforts. Although we do not expect to advance our product candidates through clinical trials, seek regulatory approval, or commercialize our product candidates ourselves, our capital needs would increase greatly if we were to change plans and determine to do so.

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

As of November 1, 2023, our borrowings from Juvenescence under various loans and accrued origination fees totaled approximately $3.4 million. The outstanding balances of those loans will become due and payable as follows: approximately $2.7 million on February 14, 2024 under the Secured Note and $692,800 on March 13, 2026 under the $10 Million Secured Note. During November 2023, we entered into an amendment of the Secured Note pursuant to which we may borrow up to an additional $4,400,000 from Juvenescence. Our obligations under the Secured Note and $10 Million Secured Note are collateralized by all of our assets, including the shares of common stock we hold in subsidiaries ReCyte Therapeutics, Reverse Bio, and UniverXome Bioengineering, Inc., under the terms of the Security Agreement, and those subsidiaries have guaranteed our obligations under the Secured Note, as amended, and have granted a security interest in their respective assets to Juvenescence pursuant to the Security Agreement to secure those obligations. If an Event of Default, as defined in the Secured Note or the $10 Million Secured Note, were to occur Juvenescence could foreclose on its security interest and sell our assets and the assets of those subsidiaries to satisfy the unpaid principal balances of those loans plus certain loan origination fees and costs incurred in connection with the Event of Default and the foreclosure and sale of the assets. As a result, we and those subsidiaries could lose some or all of our respective assets, leaving few if any assets available for the operation of our business or the businesses of our subsidiaries, or for sale for the benefit of our stockholders through a winding up of our affairs and liquidation of our assets.

The development and commercialization of new drugs to address obesity and type 2 diabetes may substantially limit or eliminate the prospects for AgeX’s prospective AGEX-BAT1 product.

A number of new GLP-1 receptor agonist drugs, including Mounjaro, Ozempic, Rybelsus, and Trulicity for treating type 2 diabetes, and Wegovy and Zepbound for weight management, have entered the market. Ozempic is also being used off label for weight loss. The attention and acceptance that these new drugs have attained in the medical field for the treatment of type 2 diabetes and chronic weight management may substantially limit or eliminate the prospects for developing and commercializing any product based on AGEX-BAT1, brown adipose tissue, for those uses. Although the GLP-1 receptor agonist drugs may in certain patients be contraindicated, carry unacceptable medical risks, lead to intolerable side effects, or may not be satisfactorily effective, it is not clear whether those patients would constitute a large enough market for an alternative therapy to warrant the time and expense of developing AGEX-BAT1 for the uses addressed by the products currently on the market. Further, it is likely that the administration of a AGEX-BAT1 cell therapy product would entail a surgical implant procedure which would be expensive and would pose risks to the patient related to the surgical procedure that are not faced by users of the injectable or pill GLP-1 receptor agonist drugs currently on the market.

Unless AgeX common stock continues to be listed on a national securities exchange, AgeX will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

On November 17, 2021, we received a letter (the “Deficiency Letter”) from the staff of the NYSE American indicating that AgeX did not meet certain of the NYSE American continued listing standards as set forth in Section 1003(a)(i) of the NYSE American Company Guide in that we had stockholders’ equity of less than $2,000,000 and had incurred losses from continuing operations and/or net losses during our two most recent fiscal years. Pursuant to Section 1009 of the NYSE American Company Guide and as provided in the Deficiency Letter provided, we provided the NYSE American staff with a plan (the “Compliance Plan”) advising the NYSE American staff of action we had taken and will take that would bring AgeX into compliance with the NYSE American continued listing standards. The NYSE American staff accepted our Compliance Plan but later required us to revise the Compliance Plan as we remained out of listing compliance. On November 22, 2022, we received a notification from the staff of the NYSE American indicating that the NYSE American accepted our revised listing Compliance Plan and granted us an extension of time to regain compliance with the NYSE American continued listing standards as set forth in Section 1003(a)(i) and (ii) of the NYSE American Company Guide by increasing our stockholders equity to not less than $4,000,000. On May 17, 2023, we received a notice from the staff of the NYSE American indicating that they intend to commence proceedings to delist AgeX common stock from the NYSE American based upon AgeX’s non-compliance with the stockholders’ equity requirements set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by the end of a compliance plan period that expired on May 17, 2023. Specifically, AgeX did not meet the continued listing standards because it had stockholders equity of less than (A) $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years, (B) $4,000,000 and had incurred losses from continuing operations and/or net losses during three out of four of its most recent fiscal years, and (C) $6,000,000 or more and had reported losses from continuing operations and/or net losses in its five most recent fiscal years. On May 24, 2023, AgeX filed a request for a review of the delisting determination by a committee of the board of directors of the NYSE American. On May 31, 2023, AgeX received a notice from the staff of the NYSE American which scheduled a hearing for July 25, 2023. On July 24, 2023, AgeX issued shares of AgeX Series A Preferred Stock and AgeX Series B Preferred Stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence with the intent of adding $36 million to stockholders equity and returning AgeX to compliance with the NYSE American continued listing standards. However, upon subsequent consideration in consultation with our registered independent public accountants it was determined that, in accordance with applicable guidance to GAAP, the deemed liquidation preference provisions of the Preferred Stock could be considered contingent redemption provisions that are not solely within AgeX’s control, requiring that the Preferred Stock be presented outside of permanent equity in the mezzanine section of our condensed consolidated balance sheets for the three and nine months ended September 30, 2023 included in this Report. To address this issue, the applicable deemed liquidation provision of the Preferred Stock has been amended so that the Preferred Stock will now qualify as permanent equity. See Note 12, Subsequent Events. We have informed the NYSE American of the accounting issue and the remedy that we have implemented and we believe we are now in compliance with their continued listing standards.

If we are unable to maintain the listing of AgeX common stock on the NYSE American or another national securities exchange, AgeX common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of AgeX common stock on a national securities exchange, the ability of stockholders to sell their AgeX common stock in the secondary market could be adversely affected.

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

Enacted and future healthcare legislation, including the Affordable Care Act (ACA), may increase the difficulty and cost of obtaining marketing approval and commercializing our product candidates and may affect the prices we may set.

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. As a result of the adoption of the ACA in the United States, substantial changes have been made to the system for paying for healthcare in the United States. Certain provisions related to cost-savings and reimbursement measures could adversely affect our future financial performance. For example, among the provisions of the ACA, those of greatest importance to the biopharmaceutical industry includes the following:

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

The costs of prescription pharmaceuticals in the United States have also been the subject of considerable debate, and new legislative and administrative measures could be implemented to address such costs. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Under recent legislation, starting in 2023 a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these other countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Increase in Secured Note Line of Credit

On November 9, 2023, AgeX and Juvenescence entered into an Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note (the “Fifth Amendment”) that increases the amount of the line of credit available to AgeX by $4,400,000, subject to the terms of the Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

Amendment to Preferred Stock and Remediation of Stock Exchange Listing Deficiency

On July 24, 2023, AgeX issued shares of AgeX Series A Preferred Stock and AgeX Series B Preferred Stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence with the intent of adding $36 million to stockholders equity to eliminate a stockholders equity deficiency that caused AgeX to be out of compliance with the NYSE American continued listing standards. However, upon subsequent consideration in consultation with AgeX’s independent registered public accountants, AgeX determined that, in accordance with applicable guidance to GAAP, the deemed liquidation preference provisions of the Preferred Stock could be considered contingent redemption provisions that are not solely within AgeX’s control, requiring that the Preferred Stock be presented outside of permanent equity in the mezzanine section of the condensed consolidated balance sheets for the three and nine months ended September 30, 2023. To comply with the NYSE American listing requirement by permitting the Preferred Stock to qualify now as permanent equity, on November 7, 2023 Section 3(b) of the terms of the Series A Preferred Stock and Series B Preferred Stock was amended (i) to clarify that certain change of control or disposition of asset transactions would be treated as a deemed liquidation if the applicable transaction is approved by the Board of Directors or stockholders of AgeX, and (ii) to provide that in case of such a deemed liquidation transaction holders of Preferred Stock would receive the same type of consideration as that distributed or paid to holders of AgeX common stock. AgeX has informed the NYSE American of the accounting issue and the remedy that has been implemented and AgeX believes it is in compliance with NYSE American’s continued listing standards.

This discussion of the amendment of the Series A Preferred Stock and Series B Preferred Stock is a summary only and is qualified in all respects by the full terms Section 3(b) as amended and included in the Amended and Restated Certificate of Designation of Series A Preferred Stock filed as Exhibit 4.1 and the Amended and Restated Certificate of Designation of Series B Preferred Stock filed as Exhibit 4.2 to this Report, which Exhibits are incorporated herein by reference.

Termination of License and Sublicence

On November 9, 2023, AgeX sent a notice to the licensee and the sublicensees of patent rights for certain uses of HyStem® hydrogel products, informing them that AgeX was exercising its rights to terminate, respectively: (i) a License Agreement, dated August 17, 2017, as amended, by and between AgeX and Lineage Cell Therapeutics, Inc (formerly BioTime, Inc.) and (ii) a Sublicense Agreement, dated August 17, 2017, as amended, by and among AgeX, Lineage Cell Therapeutics, Inc., and OrthoCyte Corporation. The terminations will become effective sixty days after the termination notices were given.

The license agreement and sublicense agreement granted AgeX rights to use certain HyStem® hydrogel patents on a non-exclusive, world-wide, royalty bearing basis, but only for therapeutic uses with (a) cells covered by specified patents related to human embryonic progenitor cell technology, brown adipose fat progenitors, vascular cell progenitors, and human pluripotent stem cell lines and technology, and (b) products covered by specified AgeX iTR patents, and in either case only for use outside the fields of (i) orthopedic indications, (ii) ophthalmological indications, and (iii) medical aesthetics, as defined in the license and sublicense agreements.

AgeX’s decision to terminate the license and sublicence was based on certain considerations, including the scope of the rights licensed or sublicensed to AgeX, the extent to which HyStem® was used in AgeX research and development programs, the expected availability of alternative products for use as a cell transplant matrix or for therapeutic molecular iTR drug delivery that could be used in AgeX product development programs, the expiration dates of the licensed and sublicensed patents, and the expected cost of maintaining the license and sublicense rights to use HyStem®, including annual payment obligations and fees that would become payable upon a change of control of AgeX such as the expected Merger with Serina.

Lineage Cell Therapeutics, Inc. (“Lineage”) is the original parent corporation of AgeX. OrthoCyte Corporation is a subsidiary of Lineage. HyStem® is a registered trademark of Lineage.

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Canaria Transaction Corporation and Serina Therapeutics, Inc.	8-K	001-38519	2.1	8/30/2023

3.1	Certificate of Incorporation, as amended, of AgeX Therapeutics, Inc.	8-K	001-38519	3.1	12/12/2022

3.2	Bylaws of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.2	6/8/2018

4.1*	Amended and Restated Certificate of Designation of Series A Preferred Stock

4.2*	Amended and Restated Certificate of Designation of Series B Preferred Stock

10.1	Exchange Agreement, dated July 21, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	7/21/2023

10.2	Registration Rights Agreement, dated July 21, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	7/21/2023

10.3	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.1	8/4/2023

10.4	Amendment to Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.2	8/4/2023

10.5#†	Transition Services and Separation Agreement, dated August 9, 2023, between AgeX Therapeutics, Inc. and Michael D. West	10-Q	001-38519	10.7	8/14/2023

10.6#	Consulting Agreement, dated August 9, 2023, between AgeX Therapeutics, Inc. and Joanne Hackett	10-Q	001-38519	10.8	8/14/2023

10.7	Form of AgeX Therapeutics, Inc. Stockholder Support Agreement	8-K	001-38519	10.1	8/30/2023

10.8	Form of Serina Therapeutics, Inc. Stockholder Support Agreement	8-K	001-38519	10.2	8/30/2023

10.9	Form of AgeX Therapeutics, Inc. Lock-Up Agreement	8-K	001-38519	10.3	8/30/2023

10.10	Form of Serina Therapeutics, Inc. Lock-Up Agreement	8-K	001-38519	10.4	8/30/2023

10.11	Letter Agreement, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.5	8/30/2023

10.12*#†	Amendment to Transition Services and Separation Agreement, dated October 31, 2023, between AgeX Therapeutics, Inc. and Michael D. West

10.13*	Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note, dated November 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited

10.14*†	Form of Pledge Agreement by AgeX Therapeutics, Inc.

10.15*	Guaranty Agreement, dated November 9, 2023, between Reverse Bioengineering, Inc., ReCyte Therapeutics, Inc., UniverXome Bioengineering, Inc. and Juvenescence Limited

10.16*†	Joinder Agreement, dated November 9, 2023, between Reverse Bioengineering, Inc., ReCyte Therapeutics, Inc., UniverXome Bioengineering, Inc., AgeX Therapeutics, Inc. and Juvenescence Limited

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan.

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEX THERAPEUTICS, INC.

Date: November 14, 2023	/s/ Joanne M. Hackett
Joanne M. Hackett
Interim Chief Executive Officer

Date: November 14, 2023	/s/ Andrea E. Park
Andrea E. Park
Chief Financial Officer

