Form 10-K
period 2023-12-31
AgeX Therapeutics, Inc.
filed 2024-03-22
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The approximate aggregate market value of shares of voting common stock held by non-affiliates computed by reference to the price at which shares of common stock were last sold as of June 30, 2023 was $18.7 million. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2024, there were outstanding 2,500,664 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

AgeX Therapeutics, Inc.

IMPORTANT PRELIMINARY NOTE

Planned Merger with Serina Therapeutics, Inc. and Related Transactions

On August 29, 2023, AgeX entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Serina Therapeutics, Inc. (“Serina”), and Canaria Transaction Corporation, a wholly owned subsidiary of AgeX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Serina, with Serina surviving as a wholly owned subsidiary of AgeX (the “Merger”). At a special meeting of AgeX stockholders on March 14, 2024 (the “Special Meeting”), AgeX stockholders approved certain proposals required for consummation of the Merger pursuant to the terms of the Merger Agreement. Serina stockholders have also approved the Merger. There is no assurance that all conditions to the Merger will be met or waiver and that the Merger will be consummated. AgeX stockholders will face a number of risks related to the terms of the Merger Agreement and the Merger, some of which risks are described in this Annual Report on Form 10-K (“Report”). References to the “Combined Company” in this Report mean AgeX after the Merger through which AgeX will have acquired Serina.

On March 14, 2024 AgeX effected a 1 for 35.17 reverse stock split of its common stock (the “Reverse Stock Split”) by filing an amendment to its certificate of incorporation, as approved by AgeX stockholders at the Special Meeting. The Reverse Stock Split resulted in approximately 2,500,000 shares of AgeX common stock being outstanding immediately upon the filing of the amendment to the certificate of incorporation. Except for references to authorized but unissued shares of AgeX common stock, and except as may be otherwise stated in the notes to financial statements, numbers of shares of AgeX common stock issued and outstanding, or issuable upon the exercise of options or warrants or upon conversion of convertible indebtedness, and AgeX common stock prices, referenced in this Report reflect the effect of the Reverse Stock Split, and such amounts shown in the case of historical information, including amounts shown in the consolidated financial statements and notes thereto, have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

On March 19, 2024, AgeX issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant will be exercisable for one unit of AgeX (“AgeX Unit”) at a price equal to $13.20 per unit and will expire on July 31, 2025. Each AgeX Unit will consist of (i) one share of AgeX common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant will be exercisable for one share of AgeX common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger.

Immediately following the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of common stock of the Combined Company, and stockholders of AgeX immediately prior to the closing of the Merger are expected to own approximately 25% of the outstanding shares of common stock of the Combined Company, in each case, on a pro forma fully diluted basis, subject to certain assumptions and exclusions, including the Actual Closing Price (as defined in the Merger Agreement) of AgeX common stock being equal to or greater than $12.00 per share, giving effect to the Reverse Stock Split and excluding the impact of any Post-Merger Warrant, Incentive Warrant or the issuance of any share of AgeX common stock upon exercise of any Post-Merger Warrant or Incentive Warrant.

Concurrently with the execution of the Merger Agreement, AgeX, Serina, and AgeX’s controlling stockholder Juvenescence Limited (“Juvenescence”) entered into a Side Letter, which will become effective immediately prior to the closing of the Merger. The Side Letter provides, among other things, that (i) effective immediately before the consummation of the Merger, Juvenescence will cancel all out of the money AgeX warrants held by Juvenescence; (ii) Juvenescence will exercise all Post-Merger Warrants it holds to provide the Combined Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025; (iii) Juvenescence will not sell any shares of AgeX Series A Preferred Stock or AgeX Series B Preferred Stock and will take all actions necessary to convert all of such Preferred Stock into AgeX common stock before a Reverse Stock Split that will occur before the Merger; (iv) Juvenescence will release all security interests, guarantees, pledges, assignments and other forms of collateral that it may have in AgeX’s assets pursuant to the terms of Juvenescence loans to AgeX; and (v) Juvenescence will consent to a newly formed subsidiary of AgeX assuming AgeX’s obligations with respect to loan agreements and promissory notes governing loans payable to Juvenescence, including obligations for amounts currently owed and future advances of loan funds, and Juvenescence shall release AgeX from those loan obligations. Juvenescence’s covenant regarding retaining ownership of and converting the Preferred Stock into AgeX common stock has been satisfied through the conversion of the Preferred Stock into AgeX common stock on February 1, 2024.

Prior to the closing of the Merger, all assets of AgeX other than certain “Legacy Assets” will be transferred into a recently formed subsidiary of AgeX “UniverXome Bioengineering, Inc. (“UniverXome”). In consideration of the transfer of such assets, UniverXome will assume (i) all indebtedness of AgeX issued to Juvenescence that has not been previously converted into AgeX Series A Preferred Stock or AgeX Series B Preferred Stock, which will be secured by the Legacy Assets and (ii) all other liabilities of AgeX in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger).

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

If the Merger is completed, the Combined Company will primarily focus on developing Serina’s product candidates and it is anticipated that the Combined Company will not continue to develop AgeX product candidates, other than potentially the development program of NeuroAirmid Therapeutics, Inc. described elsewhere in this Report. If the Merger is not completed, we expect AgeX to continue to execute on its current business strategies described under the section titled “Pre-Merger Business Strategy” below while seeking out and evaluating potential strategic alternatives with respect to our assets and development programs, which may include a merger, business combination, investment into AgeX, sale or other disposition of assets or other strategic transaction. In such case, we may not be successful in executing such strategies or identifying or implementing any such strategic alternatives, and there is a risk that Juvenescence may decide to stop funding our operations, which would likely result in our delisting and dissolution.

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

Risks Related to Our Financial Condition and Capital Resources

●	AgeX needs additional financing to execute its operating plan and continue to operate;

●	As a discovery-stage development company with incurred operating losses and limited capital resources, AgeX anticipates that it will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations and is unable to predict whether it will achieve or sustain profitability;

●	AgeX is highly leveraged, carrying a significant amount of indebtedness, including indebtedness secured by its assets, that will become due and payable over the next three years and there is no assurance that AgeX will be able to refinance those obligations as they become due;

●	The terms of our loans from Juvenescence and a related Security Agreement could make it more difficult for us to raise additional capital from other sources;

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;

●	Unless AgeX common stock continues to be listed on a national securities exchange, it will become subject to “penny stock” rules that impose restrictive sales practice requirements;

●	Delays in, or failing to complete the Merger could materially and adversely affect AgeX’s results of operations, business, financial condition or stock price;

●	If the Merger is not approved or does not occur, AgeX may not be successful in the execution of its current business strategies or identifying and implementing any strategic alternatives with respect to its assets and development programs, and any future strategic alternatives could have negative consequences;

●	As a major stockholder and creditor of AgeX, Juvenescence, will be able to substantially influence AgeX and exert control over matters subject to stockholder approval; and

●	We are a discovery-stage development company with limited capital resources and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations, and we do not know if we will ever attain profitability.

●	The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern. We need additional financing to execute our operating plan and continue to operate as a going concern.

●	We are highly leveraged, carrying a significant amount of indebtedness, including indebtedness secured by our assets, that will become due and payable over the next three years and there is no assurance that we will be able to refinance those obligations as they become due.

●	The terms of our outstanding loans from Juvenescence and a related Amended and Restated Security Agreement with Juvenescence could make it more difficult for us to raise additional capital from other sources.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Relationship with Juvenescence

●	Conflicts of interest may arise from our relationship with Juvenescence, which owns approximately 75.6% of our common stock and is a significant creditor and will be able to substantially influence us and exert control over matters subject to stockholder approval and the election of directors prior to the Merger.

Risks Related to the Merger

●	The relative proportion of the Combined Company that AgeX stockholders will own immediately following the closing of the Merger is not adjustable based on the market price of AgeX common stock unless the Actual Closing Price of AgeX common stock, determined in the manner provided in the Merger Agreement, is less than $12.00 per share. If the Actual Closing Price of AgeX common stock is less than $12.00 per share, AgeX has the option to issue additional AgeX common stock to Serina stockholders in the amount necessary to equal the Target Merger Consideration Minimum, determined in the manner provided in the Meger Agreement, which, in such circumstances, could proportionally decrease the amount of the Combined Company that AgeX stockholders would own immediately following the closing of the Merger. Accordingly, the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed;

●	Failure to complete the Merger may result in AgeX or Serina paying a termination fee or reimbursement of expenses to the other party and could harm the common stock price of AgeX and future business and operations of each company;

●	If the conditions to the closing of the Merger are not satisfied or waived, the Merger may not occur or the closing of the Merger could be delayed;

●	The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes;

●	Some executive officers and directors of AgeX and Serina have interests in the Merger that are different from the respective stockholders of AgeX and Serina and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of AgeX and Serina;

●	Juvenescence owns a significant majority of AgeX capital stock and will be able to substantially influence AgeX and exert control over the AgeX Proposals;

●	AgeX stockholders may not realize a benefit from the Merger commensurate with the ownership interest dilution they will experience in connection with the Merger;

●	If the Merger is not completed, the market price of AgeX common stock may decline significantly;

●	The market price of the Combined Company’s common stock following the Merger may decline as a result of the Merger;

●	AgeX stockholder will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the closing of the Merger as compared to their current ownership and voting interest in AgeX before the Merger;

●	During the pendency of the Merger Agreement, AgeX may be limited in its ability to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect AgeX’s business prospects;

●	Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement;

●	Because the lack of a public market for Serina’s capital stock makes it difficult to evaluate the fair market value of Serina’s capital stock, the value of the AgeX common stock to be issued to Serina stockholders may be more or less than the fair market value of Serina common stock;

●	Litigation has been filed and additional litigation could in the future arise in connection with the Merger, against AgeX, the AgeX Board, Serina or the Serina Board, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise materially harm AgeX’s, Serina’s or the Combined Company’s business.

●	If the Merger is not completed we would not be able to pursue the development and commercialization of Serina’s technologies and product pipeline.

●	If the Merger is not approved or does not occur, we may not be successful in the execution of our current business strategies or identifying and implementing any strategic alternatives with respect to our assets and development programs, and any future strategic alternatives could have negative consequences.

Risks Related to the Reverse Stock Split

●	The Reverse Stock Split may not increase the Combined Company’s stock price over the long-term.

●	The Reverse Stock Split may decrease the liquidity of AgeX common stock or the Combined Company’s common stock.

●	The Reverse Stock Split may lead to a decrease in the Combined Company’s overall market capitalization.

Risks Related to Our Business Operations

●	Due to our limited financial resources, we have reduced our staffing, eliminated our research laboratory facilities, and eliminated in-house research and product development work. We will seek opportunities to outsource or license product development and commercialization but there is no assurance that we will be able to do so successfully.

●	We may expend our limited resources to pursue one or more particular product candidates or indications and fail to pursue product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	We have not tested any of our product candidates in clinical trials. Success in early development and preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials.

●	Our choice of product candidates and our development plans for our product candidates are subject to change based on a variety of factors, and if we abandon development of a product candidate we may not be able to develop or acquire a replacement product candidate.

●	We may determine to expand our organization and obtain laboratory facilities if we are able to raise sufficient capital to do so, and we may experience difficulties in managing this growth, which could disrupt our operations.

●	The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

●	If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer.

●	We will face risks related to the manufacture of medical products for any product candidates that we develop.

●	Any cell-based products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale.

●	If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

●	The development and commercialization of new drugs to address obesity and type 2 diabetes may substantially limit or eliminate the prospects for AgeX’s prospective AGEX-BAT1 product.

Risks Related to Our Industry

●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

●	The regulatory approval processes of the United States Food and Drug Administration (the “FDA”) and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential.

●	Even if a product candidate receives regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Our product candidates may cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label, or, result in significant negative consequences following marketing approval, if any.

●	We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or could otherwise be negatively impacted, and we could be subject to costly and damaging product liability claims.

●	Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

●	The price and sale of any product candidates that be marketed may be limited by health insurance coverage and government regulation.

●	Enacted and future healthcare legislation, including the Affordable Care Act or ACA, may increase the difficulty and cost to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

Risks Related to our Dependence on Third Parties

●	We may become dependent on future collaborations to develop and commercialize our product candidates and to provide the regulatory compliance, sales, marketing, and distribution capabilities required for the success of our business.

●	We have no marketing, sales, or distribution resources for the commercialization of any products or technologies that we might successfully develop.

●	We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates and intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Intellectual Property

●	If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling our products.

●	There is no certainty that our pending or future patent applications will result in the issuance of patents.

●	The process of applying for and obtaining patents can be expensive and slow.

●	Our patents may not protect our technologies or products from competition.

●	We may not be able to enforce our intellectual property rights throughout the world.

●	We may be subject to patent infringement claims that could be costly to defend, which may limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our technologies or products, require us to pay licensing fees to have freedom to operate and/or result in monetary damages or other liability for us.

Risks Pertaining to Our Common Stock

●	There is a limited history to the public trading of our common stock and there is no assurance that a market for our common stock will be sustained.

●	Because we are engaged in the development of pharmaceutical and cell therapy products, the price of shares of our common stock may rise and fall rapidly.

●	Because we do not pay dividends, our stock may not be a suitable investment for anyone who needs to earn dividend income.

●	Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on the market price of our shares.

●	You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.

●	Unless our common stock continues to be listed on a national securities exchange, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

Risks Related to the Combined Company

●	The Combined Company will need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all;

●	The market price of the Combined Company’s common stock is expected to be volatile, and the market price of the common stock may drop following the Merger;

●	The Combined Company will incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies;

●	Anti-takeover provisions in the Combined Company’s governance documents and under Delaware law could make an acquisition of the Combined Company more difficult and may prevent attempts by the Combined Company stockholders to replace or remove the Combined Company management; and

●	If the Combined Company fails to attract and retain management and other key personnel, it may be unable to continue to successfully develop or commercialize its product candidates or otherwise implement its business plan.

●	If the Merger is consummated, the Combined Company will face other risks that are substantially the same as or similar risks faced by AgeX.

Special Note Regarding Forward-Looking Statements

Certain statements contained herein are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that are not historical fact (including, but not limited to statements that contain words such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “pro forma,” “should,” “would” should also be considered to be forward-looking statements. Forward-looking statements involve risks and uncertainties, including, without limitation, risks inherent in the development and/or commercialization of potential products, uncertainty in the results of clinical trials or regulatory approvals, need and ability to obtain future capital, and maintenance of intellectual property rights. Actual results may differ materially from the results anticipated in these forward-looking statements and as such should be evaluated together with the many uncertainties that affect the businesses of AgeX, particularly those mentioned in the cautionary statements found in AgeX’s filings with the SEC. AgeX disclaims any intent or obligation to update these forward-looking statements.

The forward-looking statements in this Report include, among other things, statements about:

●	the strategies, prospects, plans, operations, expectations and objectives of management of AgeX if the Merger is not consummated or of the Combined Company following the closing of the Merger;

●	the progress, scope or duration of the development of product candidates or programs;

●	the benefits that may be derived from, or the commercial or market opportunity of, the product candidates of AgeX, Serina and the Combined Company;

●	the ability of AgeX and the Combined Company to protect intellectual property rights;

●	the ability of AgeX and the Combined Company to maintain compliance with NYSE American listing standards;

●	the anticipated operations, financial position, losses, costs or expenses of AgeX if the Merger is not consummated or the Combined Company following the closing of the Merger;

●	statements regarding future economic conditions or performance;

●	statements concerning proposed products or product candidates;

●	the approval and closing of the Merger, including the timing of the Merger, whether conditions to the completion of the Merger will be met or waived, the exchange ratio, and relative ownership levels of the Combined Company as of the closing of the Merger;

●	the expected benefits of and potential value created by the Merger for the stockholders of AgeX; and

●	statements of belief and any statement of assumptions underlying any of the foregoing.

For a discussion of the factors that may cause AgeX, Serina or the Combined Company’s actual results, performance or achievements following closing of the Merger to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements, and for a discussion of risk associated with the ability of AgeX and Serina to complete the Merger and the effect of the Merger on the business of AgeX, Serina and the Combined Company following the completion of the Merger, see “Risk Factors.” Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in reports filed with the SEC by AgeX.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of AgeX, or the Combined Company following completion of the Merger, could differ materially from the forward-looking statements. All forward-looking statements in this Report are current only as of the date on which the statements were made. AgeX does not undertake any obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law.

In addition, statements that “AgeX believes” believes” and similar statements reflect AgeX’s beliefs and opinions on the relevant subject. These statements are based upon information available to AgeX as of the date of this Report, and while AgeX believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that AgeX has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Industry and Market Data

This Report contains market data and industry forecasts that were obtained from industry publications, third-party market research and publicly available information. These publications generally state that the information contained therein has been obtained from sources believed to be reliable. While we believe that the information from these publications is reliable, we have not independently verified such information.

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

PART I

References to “ AgeX,” “our” or “us” mean AgeX Therapeutics, Inc.

In this Annual Report on Form 10-K, the description or discussion of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1. Business

Development of Our Business

During the twelve months ended December 31, 2023, the following significant developments related to our business have occurred:

On August 29, 2023, we entered into the Merger Agreement with Serina, and a wholly owned subsidiary of AgeX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, the Merger will be consummated through the merger of Merger Sub with and into Serina, with Serina surviving as a wholly owned subsidiary of AgeX. There is no assurance the conditions to the Merger will be met and that the Merger will be consummated. See “IMPORANT PRELIMINARY NOTE — Planned Merger with Serina Therapeutics, Inc. and Related Transactions,” “Risk Factors,” and “Directors, Executive Officers, and Corporate Governance” in this Report for additional information about the Merger.

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

If the Merger is completed, the Combined Company consisting of AgeX and Serina as a subsidiary after the Meger will primarily focus on developing Serina’s product candidates and it is anticipated that the Combined Company will not continue to develop the AgeX product candidates and technologies, and will not pursue the business strategy, discussed below in this Report, other than potentially the neural stem cell development program of NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”).

In connection with our sponsored Huntington’s Disease research program at the University of California at Irvine (“UCI”), we and certain researchers who contributed to the Huntington’s Disease research work formed NeuroAirmid to pursue clinical studies of the use of derived neural stem cell to treat that disease. The new subsidiary is still in the organizational stage and commencement of clinical study work will depend NeuroAirmid obtaining a license from UCI to use a UCI patent and on NeuroAirmid’s ability to obtain financing through grants or third-party investment. We presently own 50% of the issued and outstanding shares of NeuroAirmid,

Overview of AgeX’s Current, Pre-Merger Business

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

Our proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows us to utilize telomerase-expressing regenerative pluripotent stem cells (“hES cells” or “PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. We own or have licenses to a number of patents and patent applications used in the generation of these product candidates, including intellectual property related to PureStem® technology. Our technology platform also includes UniverCyte™ which uses the HLA-G gene to potentially confer low immune observability to cells, so as to suppress rejection of transplanted cells and tissues. AgeX plans to use or license the use of this patented technology to produce genetically-modified master cell banks of pluripotent stem cells that can then be differentiated into any young cell type of the human body that now express the immune tolerogenic molecule.

Our product candidates in the discovery stage include two cell-based therapies derived from telomerase-positive PSCs and two product candidates derived from our proprietary tissue regeneration (iTRTM) technology. We have also sponsored a research program to derive neural stem cells from PSCs to treat degenerative diseases such as Huntington’s Disease. We will need to conduct or sponsor research and development work, or license our technology to other biotechnology or pharma companies interested in furthering research and development in order to develop these cell- and drug-based therapies, each targeting large unmet needs in age-related medicine.

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

Our currently marketed research products include human embryonic stem or hES cells produced under Good Manufacturing Practice (“cGMP” and hES-derived cells for research:

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

We believe our core technology platforms provide us with a strong foundation for successfully addressing many of the diseases of ageing by focusing on broad therapeutic applicability and commercially scalable technologies:

1. PureStem®: AgeX’s allogeneic cell derivation and manufacturing platform, based on human embryonic progenitors, which are cells in state of development between embryonic stem cells and adult cells. We believe PureStem has the potential to solve several major challenges faced by the cell therapy industry by generating cellular therapeutics which would:

●	be commercialized as “off-the-shelf” products;

●	be pure and industrially scalable;

●	have lower cost of goods per unit;

●	be amenable to traditional pharmaceutical supply chain logistics;

●	have the potential for acceptable reimbursement prices, unlike the relatively expensive autologous products; and

●	have higher clinical adoption from expected cost savings and more simplified processes.

In addition, we believe PureStem cells may have advantages over mesenchymal stem cells (MSCs), which may only survive transiently in the body and exert any short-term benefit by releasing paracrine factors, which may limit their potential of MSCx.

MSCs neither engraft nor become specialized cells. On the other hand, cells derived from PureStem progenitors will be engineered to be young, not prone to the disadvantages associated with older cells, and are expected to become permanently engrafted in the body to deliver a true regenerative outcome. To date, AgeX has isolated more than 200 cell types from PureStem.

2. UniverCyte™: AgeX’s pioneering technology designed to genetically modify allogeneic donor cells to potentially become hypoimmunogenic/universal, so they can potentially be transplanted into all patients in an off-the- shelf manner, without the normal need for human leukocyte antigen (HLA) matching between donor and receipt or immunosuppression. UniverCyte utilizes a potent molecule called HLA-G. HLA is a group of related proteins that helps the immune system distinguish the body’s own proteins from proteins made by foreign invaders such as viruses and bacteria. HLA-G’s only known physiological role in nature is to prevent destruction of a semi-allogeneic fetus by the maternal immune system. We believe that UniverCyte could potentially avoid immune rejection of transplanted cells, solving a major challenge facing the allogeneic cell therapy industry. In addition to utilizing UniverCyte™ for its own future cell therapy products, AgeX may make UniverCyte™ available to other cell therapy companies through licensing arrangements.

3. Induced Tissue Regeneration (iTRTM): The aim of iTR is to return aged cells back to a youthful state, thereby inducing a capacity for scarless regeneration characteristic of early developing tissues, without reverting cells to pluripotency. This technology is sometimes referred to as “partial reprogramming” or “epigenetic reprogramming of aging.” We believe this novel approach may trigger complete regeneration of cells, and potentially even complex tissues, damaged as a result of age-related degenerative processes or trauma. The premise behind iTR is that aging, and in turn degenerative diseases of old age, are a result of the loss of two characteristics of cells; namely, replicative immortality and regenerative capacity. These two characteristics are present in embryonic cells but are lost at the embryonic to fetal transition (EFT). With this loss, humans can no longer generate new cells or repair damaged cells scarlessly and in sufficient numbers to maintain health. We discovered that cells begin expressing the gene COX7A1 at the EFT when regeneration is commonly lost. Therefore, we believe the gene may be a key inhibitor of cellular regeneration. For example, we have discovered that restoring a regenerative pattern of COX7A1 gene expression may facilitate hair regeneration in mouse models. In addition, we have invented multiple platforms for delivering iTR using small molecules as well as biologic strategies such as those using gene therapy to transiently express reprogramming factors. We have filed patent applications on the use of iTR in a wide array of degenerative conditions including cancer.

4. ESI Cell Lines: AgeX has six clinical-grade human embryonic stem cell lines, they are distinguished as the first clinical-grade human pluripotent stem cell lines created under current Good Manufacturing Practice as described in Cell Stem Cell (2007;1:490-4). They are listed on the NIH Stem Cell Registry in the USA and are among the best characterized and documented stem cell lines in the world. ESI-053 is among only a few pluripotent stem cell lines from which a derived cell therapy product candidate has been granted FDA IND clearance for human studies. The FDA cleared an IND application from ImStem Biotechnology, one of our sublicensees, for a MSC product derived from ESI-053 for multiple sclerosis. This was believed to be the first MSC product derived from a pluripotent stem line to be accepted for a human trial by the FDA. The ESI cell lines are available as research or clinical grade product, and have been offered since 2006.

Pre-Merger Business Strategy

We believe our four proprietary platform technologies, PureStem® for cell derivation and manufacturing, UniverCyte™ for generation of hypoimmunogenic cells and iTRTM for reversing the age of cells already in the body present AgeX with a multiplicity of attractive opportunities which we may pursue. Given these platform technologies may be highly desirable to multiple academic and biopharma companies due to their broad applicability and potentially important clinical and commercial benefits, AgeX plans to pursue different business models for these platforms:

●	Co-Development and Licensing: Our PureStem® and UniverCyte™ technologies as well as our ESI cell lines may have applications in the development of a broad range of cell therapy products. We will seek opportunities to license these AgeX technologies to other cell therapy or biopharma companies to bring in early revenue streams, especially for therapies that AgeX does not presently intend to develop.

●	Cellular Therapy: AgeX presently does not have the laboratory and research staff required to conduct in-house research and development for its product candidates, including AGEX-BAT1 and AGEX-VASC1. Instead, AgeX may conduct research and development of those product candidates through a variety of alternative strategies, including but not limited to, sponsoring research and development work at research laboratories at universities or other educational institutions, entering into co-development and marketing arrangements with researchers or other companies in the cell therapy or biopharma industry, and engaging contract service providers to conduct research and development and manufacturing for AgeX for particular product candidates. Our sponsored Huntington’s Disease research program at UCI has led to the organization of an AgeX subsidiary, NeuroAirmid, of which we equally owned with certain UCI researchers, to pursue clinical studies of the use of derived neural stem cell to treat that disease. The new subsidiary is still in the organizational stage and commencement of clinical study work will depend on its ability to obtain financing through grants or third-party investment.

●	Reverse Bioengineering, Inc. (Reverse Bio): Partial cellular reprogramming using our iTRTM technology may one day allow us to revert aged or diseased cells inside the body back to a more youthful, healthy and functional state. We incorporated Reverse Bio as an AgeX subsidiary to develop our iTRTM platform. Reverse Bio is intended to allow for a dedicated focus on iTRTM in terms of equity financing and advancing our iTRTM technology to proof-of-concept in an animal model. We have assigned to Reverse Bio our patent portfolio for iTR development, but the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital.

Each of these models may provide particular benefits to AgeX in terms of financing and efficiency of operations. However, each alternative has potential disadvantages as well. If AgeX out-licenses its technology it will avoid the costs and risks of research and development, clinical trials, regulatory approval, manufacturing, and commercialization of product candidates, but the revenues AgeX would receive from commercialization of products developed under those arrangements would likely be limited to royalties on product sales and potentially licensing fees and milestone payments representing a relatively small portion of total product revenues. Similarly, co-development and marketing or similar arrangements would permit AgeX to share costs and risks but would also require AgeX to share revenues from the product candidates that may be successfully developed and commercialized. See elsewhere in this Report for information about certain risks associated with reliance on arrangements with third parties for research, product development, clinical trials, manufacturing, and commercializing product candidates.

We plan to finance our iTRTM and AGEX-BAT1 research and development through Reverse Bio. To the extent that such financing is obtained through the sale of capital stock or other equity securities to investors or other biopharma companies by Reverse Bio, or the sale of Reverse Bio shares held by AgeX, our equity interest in Reverse Bio and our iTRTM and AGEX-BAT1 business would be diluted.

However, if the Merger is completed, the Combined Company will primarily focus on developing Serina’s product candidates and it is anticipated that the Combined Company will not continue to develop our product candidates, other than potentially the development program of NeuroAirmid, which is described below under “Other AgeX Products and Product Candidates — Neural Stem Cells.”

AgeX Technology Platforms

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

We have studied the fate of over 200 diverse PureStem cell lines in thousands of differentiation conditions. This was accomplished by thawing individual cryopreserved PureStem cell lines, culturing them in the laboratory, and then exposing the cells to factors that differentiate cells such as protein growth and differentiation factors, hormones, and small molecules implicated in causing cells to change from one type of cell into another (differentiation). Using individual cells from the over 200 diverse PureStem cell lines previously isolated and cryopreserved, we treated the diverse cells with thousands of differentiation conditions, prepared RNA, and determined the gene expression pattern of the cells using gene expression microarrays. These experiments have shown that the PureStem cell lines display site-specific markers that identify not only the type of cells, but also where in the body the cells would normally reside. Therefore, in the example of cartilage cells, it was possible to produce diverse types of cartilage in this manner. We have licensed from our former parent company Lineage PureStem applications outside of orthopedics, medical aesthetics, and certain ophthalmological applications.

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

AgeX Products and Product Candidates

AgeX Therapeutic Product Candidates

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

We entered into a Sponsored Research Agreement with Ohio State University using AGEX-BAT1 in mice to determine whether transplantation of AgeX-BAT1 cells may lead to improvements in diet-induced obesity, metabolic health including glucose metabolism, and cardiac function. For purposes of this proof of concept work, two different cell transplant matrices were tested, HyStem® and a 3-D silk scaffold. We consider this work to be an early stage study and expect to conduct or sponsor additional research on the potential therapeutic benefits of AGEX-BAT1.

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

Monoclonal Endothelium

CXCR4
CD31
Merge

GFP Endothelium (168 hrs)

CD31
CD31
CD34
TIE2
Dll4
CXCR4
- CD31+cells
- CD34+cells
- TIE2+cells

Figure 7. PureStem-derived vascular endothelial cell lines are capable of regenerating young vasculature (bottom left) and appear to have essentially 100% purity by fluorescence activated cell sorting analysis.

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

We extended this research to determine whether reprogramming can be modified to only reverse the aging of cells back before the Weismann Barrier, not back to pluripotency. We have utilized for example the gene COX7A1 as a marker of cells that have lost regenerative potential (crossed the Weismann Barrier). As shown in Figure 8, our proprietary formulation AGEX-iTR1547 has demonstrated initial capability of reducing the expression of the marker gene COX7A1 back to before the Weismann Barrier without reverting the cells to pluripotency. When implemented in vivo, this partial reprogramming, or iTR, would be expected to induce tissue regeneration, and when combined with telomerase, may be able to modulate both cellular immortality and regenerative biology for therapeutic effect. In addition to the small molecule product candidate designated iTR1547, we have invented biological interventions based, for example, on gene therapy. Our inventions relating to iTR biologics disclose both DNA and RNA-based strategies. Our gene delivery iTR product candidate is designated iTR1550. We are performing research to optimize AGEX-iTR1547 and in parallel a gene delivery formulation designated AGEX-iTR1550 in order to initiate preclinical studies of one or both of the agents on the scarless regeneration of the skin.

Figure 8. PSCs such as ES Cells and PureStem EP Cells display a regenerative capacity like cells that have not crossed the Weismann Barrier. During pre- and post-natal development, skin cells become increasingly incapable of scarless regeneration as reflected in increasing COX7A1 expression. iPS cell reprograming reverts cells back to pluripotency, while AgeX-iTR1547 reverts cells back only to a point prior to the Weismann Barrier (regenerative state).

Status and Development Plan

The product candidates we have chosen are in the discovery stage of development. Prior to filing an investigational new drug application (IND) for the initiation of clinical trials of our initial product candidates, AGEX-BAT1, AGEX-VASC1, and AGEX-ITR1547/AGEX-iTR1550, a number of important research and development goals will need to be achieved, including discovery-level research for the qualification of reagents used in the manufacture of the product, completion of the standard operating procedures (SOPs) to be used, completion of the methods and documentation for characterization of the product; and producing and testing the genetic modifications in the master cell banks of the pluripotent stem cells under cGMP in order to produce product that will not illicit immune rejection following transplantation. In addition, we will be required to expand the numbers of the pluripotent stem cell master cell banks for future use; produce working cell banks from which the product will be manufactured for clinical trials; produce the relevant product under cGMP conditions; and expand the number of relevant cells and cryopreserve them under cGMP conditions. In addition, we will be required to design the pre-clinical studies including the study endpoints, perform biosafety testing and release the first clinical batch based on preliminary characterization results, and complete full product characterization. Biosafety testing will necessarily include pilot testing in animals such as (NOD/SCID) mice, dosing spiking studies at early and later endpoints, tumorgenicity and biodistribution studies to determine whether the cells form undesired tumors or migrate to inappropriate sites respectively in the animal. Lastly, we will need to define the clinical trial and regulatory strategy and hold various meetings with the U.S. Food and Drug Administration (FDA), as well as successfully submit an IND to the FDA and receive clearance to begin trials. Thereafter, we will need to demonstrate safety and efficacy of the product in human clinical trials in Phase I and II trials, and continued safety and efficacy for achieving the desired endpoint in Phase III trials, potentially then leading to product registration. See “Risk Factors—Risks Related to Our Business Operations” for discussion of risks relating to product development and clinical trials. These include, but are not limited to, failure to successfully complete the aforementioned studies due to the failure of the product, processes, or skills of our employees, unforeseen delays in the development process, failure to raise requisite financing, or failure to receive permission from the FDA to advance product development. To the extent we license development of one or more product candidates to third parties or enter into collaboration arrangements for product development, our licensees or collaborators would need to undertake and achieve the foregoing goals.

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

Other AgeX Products and Product Candidates

Neural Stem Cells

AgeX has sponsored a research and development program at UCI for the manufacture of neural stem cells for use in the treatment of Huntington’s Disease and potentially other neurological diseases and disorders. AgeX has also collaborated with a research group at UCI studying the potential use of exosomes and other extracellular vesicles for the treatment of adverse neurocognitive effects of cancer chemotherapy and radiation therapy on brain function. The neural stem cell sponsored research and development program led to the creation of NeuroAirmid, which is a subsidiary of AgeX co-owned with certain of the UCI researchers and in which UCI will also receive an equity interest as partial consideration for granting to NeuroAirmid a license to use a UCI patent and certain specified technical information, materials, or data (“Associated Technology”) created in the laboratory of the inventors of the licensed patent.

UCI has made an IND submission to the FDA for the use of neural stem cells in a clinical trial for the treatment of Huntington’s Disease. The FDA has removed a clinical hold on the IND permitting a clinical trial to proceed. UCI and NeuroAirmid will apply to the California Institute for Regenerative Medicine (CIRM) for a $12,000,000 CLIN2 grant to fund the proposed clinical trial.

There can be no assurance that: (i) NeuroAirmid and UCI will successfully conclude negotiations and enter into a license agreement providing NeuroAirmid with a license to use a UCI patent needed for NeuroAirmid’s development and production of its planned therapeutic neural stem cell product, (ii) CIRM will provide a grant to finance a clinical trial or that the amount of any grant that may be awarded will ultimately be sufficient to complete the initial phase of the clinical trial; (iii) NeuroAirmid will be able to raise capital needed to finance its operations that will not be funded by a CIRM clinical trial grant or to finance any further clinical trials after any initial CIMR grant funding is exhausted; and (iv) if a clinical trial is commenced, it will lead to the successful clinical development and subsequent FDA marketing approval of a therapeutic cellular product for the treatment of Huntington’s Disease or any other neurological disease or disorder.

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

Subsidiaries

AgeX has five subsidiaries, Reverse Bio, ReCyte Therapeutics, Inc. (“ReCyte”), NeuroAirmid, UniverXome Bioengineering, Inc. (“UniverXome”), and Merger Sub. Reverse Bio, ReCyte and NeuroAirmid are early stage pre-clinical research and development companies. UniverXome was organized to hold AgeX assets related to our current core technologies and research and development programs other than NeuroAirmid if the Meger is consummated.

AgeX intends to develop its iTRTM platform and AGEX-BAT1 through Reverse Bio. Reverse Bio will allow for a dedicated focus on iTRTM in terms of equity financing and advancing the iTRTM technology to proof-of-concept in an animal model. AgeX’s patent portfolio for iTR and AGEX-BAT1 development have been assigned to Reverse Bio, but the future operations of Reverse Bio will depend in large measure on its ability to raise its own capital. ReCyte is involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 100%, 94.8%, and 50% of the outstanding capital stock of Reverse Bio, ReCyte, and NeuroAirmid, respectively. We expect that our ownership interests in Reverse Bio and NeuroAirmid will be diluted if those subsidiaries are successful in obtaining financing from investors or product development collaborators. All material intercompany accounts and transactions have been eliminated in consolidation.

Manufacturing

We presently do not have any manufacturing facilities and we will need to rely on third party contract manufacturers for the production of our cell lines and product candidates and to comply with quality manufacturing processes and controls.

Facilities

Our principal place of business is located at 1101 Marina Village Parkway, Suite 201, Alameda, California, which we use for office purposes only. We do not have our own research laboratory facilities.

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

The PureStem® patent portfolio includes patents and pending applications licensed from Advanced Cell Technology, Inc., which later became Ocata Therapeutics, Inc. (Ocata). The Ocata issued patents cover methods for reprogramming animal differentiated somatic cells to undifferentiated cells and methods for producing differentiated progenitor cells using morula-derived or inner cell mass cells from a blastocyst and expire from approximately 2023 to 2026. The Ocata pending applications relate to methods for the derivation of cells that have a reduced differentiation potential using PSCs, methods for reprogramming animal differentiated somatic cells to undifferentiated cells and methods for producing differentiated progenitor cells using morula-derived or inner cell mass cells from a blastocyst. The Ocata pending patents, if issued, will expire between 2023 and 2026.

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

UniverCyteTM Human Leukocyte Antigen-G (HLA-G) Technology: In August 2018, we acquired from Escape Therapeutics patents and patent applications related to HLA-G-modified cells and methods of generating allogeneic cells with reduced risk of being rejected by patients regardless of the HLA class I haplotype. The patents and pending application related to our HLA-G modified cells technology include patents issued in the United States, Australia and Japan and applications are pending in the United States, Australia, Canada, China, Europe, Japan, Korea, and Singapore. The patents are directed to cells which are genetically modified to express a HLA-G and have reduced immunogenicity, and nucleic acid compositions useful for generating the genetically modified cells. The pending applications are directed to compositions and methods for generating cells which are genetically modified to express HLA-G having reduced immunogenicity, nucleic acid compositions useful for generating the genetically modified cells, and methods of producing artificial tissues using the genetically modified cells. The approximate expiration date of the UniverCyte™ HLA-G issued patents is 2033 and the approximate date of expiration of the pending patents, if issued, will also be 2033. We intend to use the UniverCyte™ technology in the development of our two lead product candidates, AGEX-BAT1 and AGEX-VASC1 for the treatment of Type II diabetes and peripheral vascular disease and ischemic heart disease, respectively. In addition, we may seek to license out or form collaborations for the use of our UniverCyte™ technology.

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

Additional License and Sublicense Agreements

Lineage and certain Lineage subsidiaries also entered into agreements pursuant to which they have licensed or sublicense to us, on a non-exclusive, world-wide, royalty bearing basis, certain additional patents and patent rights and know-how relating to human embryonic progenitor cell technology and human pluripotent stem cell lines and technology for use outside the Lineage Exclusive Fields, or in the case of certain sublicense rights, fields previously licensed to third parties.

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

ESI License

Lineage’s subsidiary ES Cell International Pte (ESI) has granted to us non-exclusive rights to certain ESI patents and human pluripotent stem cell lines, or ESI Cell Lines, for use outside of the ESI Exclusive Field of orthopedic, ophthalmic, medical aesthetic, and spinal cord injury uses, and outside certain other fields for which ESI has previously granted licenses. We will pay ESI a 2% royalty on “net sales,” as defined in the license agreement. If we become obligated to pay royalties to one or more third party or to Lineage for the use of patent rights related to this license and as a result the royalties payable to ESI with respect to this license agreement plus the royalties payable to such third party or Lineage would exceed a designated amount of net sales, the royalty due on net sales by the sublicensee may be reduced. The patent license expires upon the latest expiration date of a licensed patent, unless terminated earlier pursuant to the terms of the license. All other rights under the license are terminable by either party under the conditions specified in the license.

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

Our therapeutic product candidates in development are likely to face competition from a large number of companies and technological strategies including therapeutics intended to address our lead indications, including:

●	Type II diabetes: current standard of care treatments (though not necessarily focused on the root cause of the disease) include dieting and exercise programs to reduce weight, or pharmacological interventions with a wide array of medications, including: Metformin (Glucophage, Glumetza, or others); (DiaBeta, Glynase), glipizide (Glucotrol) and glimepiride (Amaryl); Meglitinides (repaglinide (Prandin) and nateglinide (Starlix)); Thiazolidinediones (rosiglitazone (Avandia) and pioglitazone (Actos)); DPP-4 (sitagliptin (Januvia), saxagliptin (Onglyza) and linagliptin (Tradjenta)); GLP-1 receptor agonists (exenatide (Byetta), liraglutide (Victoza), semaglutide (Ozempic and Rybelsus), dulaglutide (Trulicity), and tirzepatide (Mounjaro); SGLT2 inhibitors (canagliflozin (Invokana) and dapagliflozin (Farxiga)); and insulin therapy (Insulin glulisine (Apidra), Insulin lispro (Humalog), Insulin asgpart (Novolog), Insulin glargine (Lantus), Insulin detemir (Levemir), Insulin isophane (Humulin N, Novolin N)).

●	Vascular ischemia, including myocardial ischemia: current standard of care treatments including dieting, lowered intake of cholesterol, daily aspirin as a blood thinner; pharmacological agents including but not limited to nitrates as vasodilators (nitroglycerin sublingual tablet (Nitrostat), nitroglycerin transdermal ointment (Nitro-Bid), and isosorbide mononitrate and dinitrate (Isordil, Isordil Titradose, Dilatrate-SR)); beta blockers (atenolol (Tenormin), metoprolol (Lopressor, Toprol XL), and nadolol (Corgard)); calcium channel blockers (amlodipine (Norvasc), amlodipine and atorvastatin (Caduet), amlodipine and benazepril (Lotrel), diltiazem (Cardizem), felodipine (Cardene, Cardene SR), and verapamil (Calan); cholesterol-lowering medications such as statins atorvastatin (Lipitor), rosuvastatin (Crestor), and simvastatin (Zocor); Angiotensin-converting enzyme (ACE) inhibitors (Ranolazine (Ranexa), benazepril (Lotensin), and lisinopril (Prinivil, Zestril, Qbrelis); and surgical procedures to increase circulation including but not limited to angioplasty and stenting, coronary artery bypass surgery, and enhanced external counterpulsation.

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

Government Regulation and Product Approval

Government authorities at the federal, state, and local level, and in other countries, extensively regulate among other things, the development, testing, manufacture, quality, approval, safety, efficacy, distribution, labeling, packaging, storage, record keeping, marketing, import/export, and promotion of drugs, biologics, and medical devices. Authorities also heavily regulate many of these activities for human cells, tissues, and cellular and tissue-based products (HCT/Ps).

FDA and Foreign Regulation of Therapeutic Products

The FDA and foreign regulatory authorities will regulate our proposed products as drugs, biologicals, or medical devices, depending upon such factors as: the use to which the product will be put, the chemical composition of the product, and the interaction of the product with the human body. In the United States, the FDA regulates drugs and biologicals under the Federal Food, Drug and Cosmetic Act (FDCA), the Public Health Service Act (PHSA), and implementing regulations. In addition, establishments that manufacture human cells, tissues, and cellular and tissue-based products are subject to additional registration and listing requirements, including current good tissue practice regulations. To the extent AgeX develops cellular and tissue-based products or therapies, its products will be subject to review by the FDA staff in its Center for Biologics Evaluation and Research (CBER) Office of Cellular, Tissue, and Gene Therapies. In some instances, AgeX’s clinical study protocol for a cell therapy product must be reviewed by the National Institute of Health through its Recombinant DNA Advisory Committee.

Any human drug and biological products that we may develop for testing, marketing, or use in the United States will be subject to rigorous FDA review and approval procedures. After testing in animals to evaluate the potential efficacy and safety of the product candidate, an IND submission must be made to the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent institutional review board (IRB). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

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

No action can be taken to market any therapeutic product in the U.S. until an appropriate New Drug Application (NDA) or BLA has been approved by the FDA. Submission of the application is no guarantee that the FDA will find it complete and accept it for filing. If an application is accepted for filing, following the FDA’s review, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not provide an adequate basis for approval. FDA regulations also restrict the export of therapeutic products for clinical use prior to FDA approval. To date, the FDA has not granted marketing approval to any pluripotent stem-based therapeutic products and it is possible that the FDA or foreign regulatory agencies may subject our product candidates to additional or more stringent review than drugs or biologicals derived from other technologies.

The FDA offers several programs to expedite development of products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. A product may be eligible for breakthrough therapy designation if it treats a serious or life-threatening disease or condition and preliminary clinical evidence indicates it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. In 2017, FDA established a new regenerative medicine advanced therapy (RMAT) designation as part of its implementation of the 21st Century Cures Act. An RMAT is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions that is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that it has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Federal Funding of Research

The NIH has adopted guidelines on the use of hES cells in federally funded research, consistent with President Obama’s Executive Order which rescinded President Bush’s Executive Orders that permitted federal funding of research on hES cells using only the limited number of hES cell lines. The central focus of the guidelines is to assure that hES cells used in federally funded research are derived from human embryos that were created for reproductive purposes, are no longer needed for this purpose, and are voluntarily donated for research purposes with the informed written consent of the donors. Those hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

California State Regulations

The state of California has adopted legislation and regulations that require institutions that conduct stem cell research to notify, and in certain cases obtain approval from, a Stem Cell Research Oversight Committee (SCRO Committee) before conducting the research. Under certain California regulations, all hES cell lines that will be used in our research must be acceptably derived. California regulations further require certain records to be maintained with respect to stem cell research and the materials used. AgeX programs that involve the use of stem cells will be reviewed by a SCRO Committee to confirm compliance with federal and state guidelines. The hES cell lines that we use are all on the NIH registry of lines that have been reviewed and meet standards for federal funding grants.

Health Insurance Portability and Accountability Act

Under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers. HIPAA also regulates standardization of data content, codes, and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Federal and State Fraud and Abuse Laws

We are also subject to various laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. The term “remuneration” has been broadly interpreted to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (ACA), among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the false claims laws may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim.

Additionally, the FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

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

Moreover, the DSCSA imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. While some requirements of the DSCSA began in November 2014, many key requirements, development of standards, and the system for product tracing will continue to be phased in until 2023. Among the requirements of the DSCSA, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or that are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Reimbursement

Medicare, Medicaid, and Third-Party Reimbursement Programs

Sales of the therapeutic products and medical devices that we and our subsidiaries may develop will depend, in part, on the extent to which the costs of those products will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations.

The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. In the United States, the federal and many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that providers are required to pay to the state. The ACA increased many of the mandatory discounts and rebates and imposed a new Branded Prescription Pharmaceutical Manufacturers and Importers fee payable by manufacturers. Provisions of the Inflation Reduction Act of 2022 may impact the prices of drug products that are sold in the United States, particularly through Medicare programs. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

Employees

As of December 31, 2023, we employed four persons on a full-time basis and four persons on a part-time basis. Two of these employees hold a Ph.D.

Additional Information

AgeX was incorporated in the State of Delaware on January 6, 2017. Our common stock began trading on the NYSE American on November 29, 2018 and trade under the symbol “AGE.” Our mailing address is 1101 Marina Village Parkway, Suite 201, Alameda, CA 94501 and our phone number is (510) 671-8370. Our website address is www.agexinc.com. The information on, or that can be accessed through our website is not part of this Report. We make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

iTRTM, UniverCyteTM, Renelon™, and EPRO™ are trademarks of AgeX. PureStem® is a registered trademark of Lineage Cell Therapeutics, Inc.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Risks Related to the Merger

The relative proportion of the Combined Company that AgeX stockholders will own immediately following the closing of the Merger is not adjustable based on the market price of AgeX common stock unless the “Actual Closing Price” of AgeX common stock (determined in accordance with the Merger Agreement) is less than $12.00 per share. If the Actual Closing Price of AgeX common stock is less than $12.00 per share, AgeX has the option to issue additional AgeX common stock to Serina stockholders in the amount necessary to equal the Target Merger Consideration Minimum (as defined in the Merger Agreement), which, in such circumstances, could proportionally decrease the amount of the Combined Company that AgeX stockholders would own immediately following the closing of the Merger. Accordingly, the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The relative proportion of the Combined Company that AgeX stockholders will own immediately following the closing of the Merger is based on the relative valuations of AgeX and Serina as negotiated by the parties and as specified in the Merger Agreement. At the effective time of the Merger, outstanding shares of Serina common stock will be converted into shares of AgeX common stock. Immediately following the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of the common stock of the Combined Company, and equity holders of AgeX immediately prior to the closing of the Merger are expected to own approximately 25% of the outstanding shares of common stock of the Combined Company, in each case, on a pro forma fully diluted basis, subject to certain assumptions and exclusions. It is a closing condition of the Merger that the Actual Closing Price of a share of AgeX common stock is not less than $12.00 per share. However, if the Actual Closing Price of a share of AgeX common stock is less than $12.00 per share, AgeX has the option to satisfy such closing condition by issuing additional AgeX common stock to Serina stockholders in the amount necessary to equal the Target Merger Consideration Minimum (as defined below), which is equal to $12.00 multiplied by the anticipated aggregate number of shares of AgeX common stock to be issued (approximately 7,500,000 shares prior to any such adjustment), and, in such circumstances, AgeX stockholders immediately prior to the closing of the Merger could own a smaller percentage, and Serina stockholders immediately prior to the closing of the Merger could own a larger percentage, of the Combined Company following the closing of the Merger. The exercise of this option would also affect the exchange ratio.

In addition, changes in the market price of AgeX common stock before the completion of the Merger may not affect the number of shares Serina stockholders will be entitled to receive pursuant to the Merger Agreement so long as the Actual Closing Price of AgeX common stock is equal to or greater than $12.00 per share. If before the completion of the Merger, the market price of AgeX common stock increases to be greater than $12.00 per share, then Serina stockholders could receive merger consideration with substantially more value for their shares of Serina capital stock than the parties had negotiated when they established the relative ownership proportions of the Combined Company immediately following the closing of the Merger and the exchange ratio.

Assessing the value of AgeX and Serina through a relative valuation as opposed to an absolute valuation carries potential risk.

The AgeX Board of Directors did not use a dollar or absolute value in determining the relative ownership of AgeX and Serina in the Combined Company. The relative valuations calculated for AgeX and Serina were established based on, among other factors, AgeX’s market capitalization and Serina’s most recent valuation in connection with a capital raise prior to the Merger, AgeX’s and Serina’s operations prior to the Merger, AgeX’s debt accumulated prior to the Merger and consideration of general market conditions for early-stage life sciences companies. Assessing the value of AgeX and Serina through a relative valuation as opposed to an absolute valuation (i.e., a valuation expressed in currency) carries potential risk. If the public markets determine that the relative valuation ascribed to AgeX or Serina is too high or too low, the price of the Combined Company’s common stock may decline following the Merger.

Failure to complete the Merger may result in AgeX or Serina paying a termination fee or reimbursement of expenses to the other party and could harm the common stock price of AgeX and AgeX’s future business and operations.

If the Merger is not completed, each of AgeX is subject to the following risks:

●	upon termination of the Merger Agreement, AgeX may be required to pay Serina a termination fee of $1,000,000 or up to $1,000,000 in expense reimbursements; provided that AgeX will not be responsible for payment of more than $1,000,000 in the aggregate;

●	AgeX has incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed;

●	the price of AgeX’s common stock may decline and remain volatile; and

●	the reputation of AgeX may be adversely impacted.

In addition, if the Merger Agreement is terminated and AgeX determines to seek another business combination, there can be no assurance that AgeX will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Serina in the Merger, or any partner at all.

If the conditions to the closing of the Merger are not satisfied or waived, the Merger may not occur or the closing of the Merger could be delayed.

Even though AgeX and Serina have obtained the approvals of their respective stockholders required for the Merger and the related transactions, specified conditions set forth in the Merger Agreement must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. There is no assurance that all of the conditions will be satisfied or waived. One of the conditions is that at the time of the Merger AgeX must have on hand $500,000 of immediately spendable nonrestricted cash, net of all payables and other “Liabilities” as defined in the Merger Agreement. In order to meet that condition, AgeX will need to obtain additional cash through a loan or other financing the availability and terms of which cannot be assured. If the conditions are not satisfied or waived, the Merger may not occur or could be delayed, and AgeX may lose some or all of the intended benefits of the Merger.

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

In general, either AgeX or Serina can refuse to complete the Merger if there is a material adverse effect affecting the other party between August 29, 2023, the date of the Merger Agreement, and the closing of the Merger. However, certain types of effects are excluded from the concept of a “material adverse effect” and do not permit the parties to refuse to complete the Merger, even if such change could be said to have a material adverse effect on AgeX or Serina. Such exclusions included, but are not limited to:

●	general business, political or economic conditions generally affecting the industry in which Serina or AgeX operate;

●	acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes or other natural disasters, health emergencies, including pandemics (including COVID-19 and any evolutions or mutations thereof) and related or associated epidemics, disease outbreaks or quarantine restrictions;

●	changes in financial, banking or securities markets;

●	any change in the stock price or trading volume of AgeX common stock;

●	any failure by AgeX to meet internal or analysts’ expectations or projections or the results of operations of AgeX;

●	any change in or affecting clinical trial programs or studies conducted by or on behalf of AgeX or its subsidiaries;

●	any change from continued losses from operations or decreases in cash balances of Serina or any of its subsidiaries or on a consolidated basis among Serina and its subsidiaries;

●	any change in, or any compliance with or action taken for the purpose of complying with, any law or GAAP (or interpretations of any law or GAAP); or

●	any change resulting from the announcement of the Merger Agreement or the pendency of the transactions related to the Merger;

●	any change resulting from any disposition of assets permitted by the Merger Agreement;

●	the taking of any action required to be taken by the Merger Agreement; or

●	any reduction in the amount of AgeX’s cash and cash equivalents as a result of winding down its activities associated with the termination of its research and development activities.

If adverse changes occur and AgeX and Serina still complete the Merger, the stock price of the Combined Company following the closing of the Merger may suffer. This in turn may reduce the value of the Merger to the stockholders of AgeX.

Some executive officers and directors of AgeX and Serina have interests in the Merger that are different from the respective stockholders of AgeX and Serina and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of AgeX and Serina.

Directors and executive officers of AgeX and Serina may have interests in the Merger that are different from, or in addition to, the interests of other stockholders of AgeX and Serina, respectively. These interests with respect to AgeX’s directors and executive officers include, but are not limited to, the expected continued service of one of the directors of AgeX as a director of the Combined Company following the closing of the Merger, the expected continued employment of one of the executive officers of AgeX as an executive officer of the Combined Company following the closing of the Merger, severance benefits if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. These interests with respect to Serina’s directors and executive officers include, but are not limited to, the expected continued service of two of the directors of Serina as directors of the Combined Company following the closing of the Merger, the expected continued employment of three of the executive officers of Serina as executive officers of the Combined Company following the closing of the Merger and rights to continued indemnification and expense advancement.

The AgeX Board and Serina Board were aware of and considered such interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger and recommend the approval of the Merger Agreement to AgeX and Serina stockholders. These interests, among other factors, may have influenced the directors and executive officers of AgeX and Serina to support or approve the Merger.

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

The market price of AgeX common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of AgeX common stock will likely be volatile based on whether stockholders and other investors believe that AgeX can complete the Merger. The volatility of the market price of AgeX common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of AgeX common stock to fluctuate include, but are not limited to:

●	the entry into, or termination of, key agreements, including commercial partner agreements;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

●	the loss of key employees;

●	future sales of its common stock;

●	general and industry-specific economic conditions that may affect its research and development expenditures;

●	the failure to meet industry analyst expectations; and

●	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of AgeX common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

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

AgeX stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the closing of the Merger as compared to their current ownership and voting interest in AgeX.

Immediately following the closing of the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of common stock of the Combined Company, and equity holders of AgeX immediately prior to the closing of the Merger are expected to own, excluding the impact of the exercise of any post-merger warrant or incentive warrant, approximately 25% of the outstanding shares of common stock of the Combined Company, in each case, on a pro forma fully diluted basis, subject to certain assumptions. The exchange ratio formula is based upon a fixed percentage of the post-Merger outstanding shares of the Combined Company common stock, expressed on a fully-diluted and as-converted basis, subject to certain adjustments and exclusions.

In addition, the seven-member board of directors of the Combined Company will initially be comprised of (a) Remy Gross, designated by both AgeX and Serina, (b) J. Milton Harris and Steve Ledger, each as a Serina designee, (c) Gregory H. Bailey and Richard Marshall, each as an AgeX designee, and (d) Steven Mintz, as an independent director, until their respective successors are duly elected or appointed and qualified or their earlier death, resignation or removal. The remaining vacancy on the Combined Company Board will be filled by an individual that qualifies as an independent director at a later date. The Chief Financial Officer, the Chief Executive Officer and the Chief Operating Officer of Serina will serve as the Interim Chief Executive Officer, Chief Scientific Officer and Chief Operating Officer and Secretary of the Combined Company, respectively, following the closing of the Merger. The Chief Financial Officer of AgeX will serve as the Interim Chief Financial Officer and Chief Accounting Officer of the Combined Company following the closing of the Merger.

Consequently, following the closing of the Merger, the pre-Merger equity holders of AgeX will own a smaller percentage of the Combined Company than their ownership of AgeX prior to the Merger and will be able to exercise less influence over the management and policies of the Combined Company than they currently exercise over the management and policies of AgeX.

During the pendency of the Merger Agreement, AgeX may be limited in its ability to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect AgeX’s business prospects.

Covenants in the Merger Agreement impede the ability of AgeX and Serina to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, AgeX as well as Serina may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to an acquisition proposal or acquisition inquiry regarding transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of AgeX and Serina from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if AgeX or Serina terminate the Merger Agreement under specified circumstances, AgeX may be required to pay Serina a termination fee of $1,000,000 or up to $1,000,000 in expense reimbursements or Serina may be required to pay AgeX a termination fee of $1,000,000 or up to $1,000,000 in expense reimbursements; provided that neither party will be responsible for payment of more than $1,000,000 in the aggregate. The termination fee or expense reimbursements may discourage third parties from submitting competing proposals to AgeX or AgeX stockholders and may cause the AgeX Board to be less inclined to recommend a competing proposal.

Because the lack of a public market for Serina’s capital stock makes it difficult to evaluate the fair market value of Serina’s capital stock, the value of the AgeX common stock to be issued to Serina stockholders may be more or less than the fair market value of Serina common stock.

The outstanding capital stock of Serina is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Serina’s capital stock. Because the percentage of AgeX equity to be issued to Serina stockholders was determined based on negotiations between the parties, it is possible that the value of the AgeX common stock to be received by Serina stockholders will be more or less than the fair market value of Serina’s capital stock.

Litigation has been filed but dismissed but and additional litigation could in the future arise in connection with the Merger, against AgeX, the AgeX Board, Serina or the Serina Board, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise materially harm AgeX’s, Serina’s or the Combined Company’s business.

In the past, securities class action or shareholder derivative litigation has often followed certain significant business transactions, such as the sale of a company or announcement of a merger or any other strategic transaction. AgeX and the AgeX Board has been, and Serina, the Serina Board or the Combined Company may be exposed to such litigation in connection with the Merger and may in the future be exposed to additional litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect the business and cash resources or either party and the ability of either party to consummate the Merger or the ultimate value the AgeX stockholders receive in from the Merger.

If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of AgeX, which could adversely affect the price of AgeX common stock, impair the ability of AgeX to recruit or retain employees, damage relationships with customers, suppliers, and other business partners, or otherwise materially harm of AgeX’s operations and financial performance.

Risks Related to the Reverse Stock Split

The Reverse Stock Split may not increase the Combined Company’s stock price over the long-term.

While it is expected that the reduction in the number of outstanding shares of common stock as a result of the Reverse Stock Split will proportionally increase the market price of AgeX common stock, it cannot be assured that the Reverse Stock Split will increase the market price of AgeX common stock by a multiple of the Reverse Stock Split ratio or result in any other permanent or sustained increase in the market price of the Combined Company’s common stock, which is dependent upon many factors, including the Combined Company’s business and financial performance, general market conditions and prospects for future success. Thus, it cannot be assured that the Reverse Stock Split will accomplish any increase in the per-share market price of the Combined Company’s common stock for any meaningful period of time.

The Reverse Stock Split may decrease the liquidity of AgeX common stock or the Combined Company’s common stock.

Although the AgeX Board believes that the anticipated increase in the market price of the Combined Company’s common stock resulting from the proposed Reverse Stock Split could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse Stock Split. The reduction in the number of outstanding shares may lead to reduced trading in and a smaller number of market makers for the Combined Company’s common stock.

The Reverse Stock Split may lead to a decrease in the Combined Company’s overall market capitalization.

Should the market price of the Combined Company’s common stock decline after the Reverse Stock Split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the Reverse Stock Split. A Reverse Stock Split is often viewed negatively by the market and, consequently, can lead to a decrease in the Combined Company’s overall market capitalization. If the per-share market price does not increase in proportion to the Reverse Stock Split ratio, then the value of the Combined Company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected Reverse Stock Splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of the Combined Company’s common stock will remain the same after the Reverse Stock Split is effected, or that the Reverse Stock Split will not have an adverse effect on the Combined Company’s stock price due to the reduced number of shares outstanding after the Reverse Stock Split.

Risks Related to AgeX

If the Merger is not completed, we expect to continue to execute on our current business strategies while seeking out and evaluating potential strategic alternatives with respect to our assets and development programs, and, accordingly, our business will be subject to the risks described in this subsection titled “Risks Related to AgeX.” If the Merger is completed, the Combined Company would face many of the same risks as AgeX described below, including but not limited to: compliance with domestic and foreign laws and government regulation, including regulation by the FDA and comparable foreign regulatory agencies; risks pertaining to conducting clinical trials; competition; staffing; product liability risks; obtaining Medicare reimbursement approval for any medical products that may be commercialized; patent and other intellectual property protection matters; obtaining sufficient financing for operations; risks related to Juvenescence’s stock ownership, which is expected to be significant immediately after the Merger though less than 50% of the outstanding common stock, and secured loans from Juvenescence, reliance on relationships with third parties; system security matters and internal control over financial reporting; and matters pertaining to the trading of the common stock.

Risks Related to Our Current Business, Financial Condition and Capital Resources

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents and the amount of credit remaining available from Juvenescence under an Amended and Restated Secured Convertible Promissory Note, dated February 14, 2022, as amended on February 9, 2023, November 9, 2023 and February 9, 2024 (the 2022 Secured Note), would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements included elsewhere in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $131.0 million as of December 31, 2023. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of AgeX common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets and assets of certain of our subsidiaries, Juvenescence’s ownership of shares of AgeX Preferred Stock, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

We are a discovery-stage development company with limited capital resources and have incurred operating losses since our inception. We anticipate that we will incur continued losses for the foreseeable future and will need to continue to raise capital to finance our operations, and we do not know if we will ever attain profitability.

We are a discovery-stage therapeutics company with a limited operating history and limited capital resources. Since our inception in August 2017, we have incurred operating losses and negative cash flows and we expect to continue to incur losses and negative cash flow in the future. Our net loss from operations were $14.8 million and $10.5 million for the years ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of approximately $131.0 million as of December 31, 2023.

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

As of March 20, 2024, our borrowings from Juvenescence under various loans and accrued origination fees outstanding totaled approximately $8.1 million. The outstanding balances of those loans will become due and payable as follows: approximately $7.4 million on May 9, 2024 under the 2022 Secured Note and $692,800 on March 13, 2026 under a $10 million principal amount Secured Convertible Promissory Note, dated March 13, 2023 (the “2023 Secured Note”). During November 2023, we entered into an amendment of the 2022 Secured Note pursuant to which we borrowed an additional $4,400,000 from Juvenescence. Our obligations under the 2022 Secured Note and the 2023 Secured Note are collateralized by all of our assets, including the shares of common stock we hold in subsidiaries ReCyte, Reverse Bio, and UniverXome under the terms of an Amended and Restated Security Agreement (the “Security Agreement”), and those subsidiaries have guaranteed our obligations under the Secured Note, as amended, and have granted a security interest in their respective assets to Juvenescence pursuant to the Security Agreement to secure those obligations. If an Event of Default, as defined in the 2022 Secured Note or the 2023 Secured Note, were to occur Juvenescence could foreclose on its security interest and sell our assets and the assets of those subsidiaries to satisfy the unpaid principal balances of those loans plus certain loan origination fees and costs incurred in connection with the Event of Default and the foreclosure and sale of the assets. As a result, we and those subsidiaries could lose some or all of our respective assets, leaving few if any assets available for the operation of our business or the businesses of our subsidiaries, or for sale for the benefit of our stockholders through a winding up of our affairs and liquidation of our assets. Although we plan to transfer most of our assets to UniverXome and to restructure our indebtedness with Juvenescence so that UniverXome will replace AgeX as the borrower and will assume AgeX’s obligations under the 2022 Secured Note and 2023 Secured Note and the Security Agreement, Juvenescence will retain its security interest in the assets we transfer to UniverXome and would be entitled to foreclose on its security interest under the Security Agreement if an Event of Default were to occur after UniverXome assumes AgeX’s obligations.

The terms of our loans from Juvenescence and the Security Agreement could make it more difficult for us to raise additional capital from other sources.

The terms of our loans from Juvenescence include certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the loans remain unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary; (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted. Further, our obligations under the 2022 Secured Note and 2023 Secured Note are collateralized by all of our assets under the terms of the Security Agreement. Accordingly, the terms of our loans from Juvenescence, and the grant of a security interest in our assets pursuant to the Security Agreement to secure our obligations for the repayment of the 2022 Secured Note and 2023 Secured Note with applicable loan fees that become due, could make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries from sources other than Juvenescence. Although we plan to transfer most of our assets to UniverXome and to restructure our indebtedness with Juvenescence so that UniverXome will replace AgeX as the borrower and will assume AgeX’s obligations under the 2022 Secured Note and 2023 Secured Note and the Security Agreement, the amount and terms of the indebtedness owed to Juvenescence by UniverXome, and Juvenescence’s continuing security interest in the assets held by UniverXome to secure its obligations to Juvenescence could still make AgeX less attractive to new equity investors and could impair our ability to finance our operations or the operations of UniverXome and our other subsidiaries from sources other than Juvenescence.

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

To the extent that we raise additional capital through the sale of shares of AgeX common stock or other equity securities, AgeX your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similarly, if any of our subsidiaries raise capital through the sale of equity securities or convertible debt securities AgeX’s interest in those subsidiaries will be diluted and the terms of equity securities issued by those subsidiaries may include liquidation or other preferences that adversely affect our rights as a common stockholder of the subsidiary.

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

On November 17, 2021, we received a letter (the Deficiency Letter) from the staff of the NYSE American indicating that AgeX did not meet certain of the NYSE American continued listing standards as set forth in Section 1003(a)(i) of the NYSE American Company Guide in that we had stockholders’ equity of less than $2,000,000 and had incurred losses from continuing operations and/or net losses during our two most recent fiscal years. Pursuant to Section 1009 of the NYSE American Company Guide and as provided in the Deficiency Letter provided, we provided the NYSE American staff with a plan (the Compliance Plan) advising the NYSE American staff of action we had taken and will take that would bring AgeX into compliance with the NYSE American continued listing standards. The NYSE American staff accepted our Compliance Plan but later required us to revise the Compliance Plan as we remained out of listing compliance. On November 22, 2022, we received a notification from the staff of the NYSE American indicating that the NYSE American accepted our revised listing Compliance Plan and granted us an extension of time to regain compliance with the NYSE American continued listing standards as set forth in Section 1003(a)(i) and (ii) of the NYSE American Company Guide by increasing our stockholders equity to not less than $4,000,000. On May 17, 2023, we received a notice from the staff of the NYSE American indicating that they intend to commence proceedings to delist AgeX common stock from the NYSE American based upon AgeX’s non-compliance with the stockholders’ equity requirements set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide by the end of a compliance plan period that expired on May 17, 2023. Specifically, AgeX did not meet the continued listing standards because it had stockholders equity of less than (A) $2,000,000 and has incurred losses from continuing operations and/or net losses during its two most recent fiscal years, (B) $4,000,000 and had incurred losses from continuing operations and/or net losses during three out of four of its most recent fiscal years, and (C) $6,000,000 or more and had reported losses from continuing operations and/or net losses in its five most recent fiscal years. On May 24, 2023, AgeX filed a request for a review of the delisting determination by a committee of the board of directors of the NYSE American. On May 31, 2023, AgeX received a notice from the staff of the NYSE American which scheduled a hearing for July 25, 2023. On July 24, 2023, AgeX issued shares of AgeX Series A preferred stock and AgeX Series B preferred stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence with the intent of adding $36 million to stockholders equity and returning AgeX to compliance with the NYSE American continued listing standards. However, due to the incurrence of subsequent losses from operations, AgeX’s stockholders equity declined below $6,000,000 as of December 31, 2023 which could result in the NYSE American initiating delisting proceedings again unless the Merger is consummated and the NYSE American approves listing of the common stock of the Combined Company or unless AgeX raises additional equity capital sufficient to bring its stockholders equity into compliance with the continued listing standards.

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

Risks Related to Our Planned Restructuring

As part of our corporate restructuring plans, we are pursuing the Merger with Serina through which AgeX would be able to enter the field of drug delivery polymer technology, but there is no assurance that the Merger will be consummated. Failure to complete, or delays in completing, the Merger with Serina could materially and adversely affect our results of operations, business, financial condition or stock price.

We have been formulating corporate restructuring plans that include the Merger through which AgeX would be able to enter the field of drug delivery polymer technology. If the Merger is completed, the Combined Company will primarily focus on developing Serina’s product candidates and it is anticipated that the Combined Company will not continue to develop our product candidates, other than potentially the development program of NeuroAirmid. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Merger, which could materially and adversely affect AgeX’s ability to enter the field of drug delivery polymer technology and could materially and adversely affect AgeX’s results of operations, business, financial condition or stock price. AgeX cannot predict with certainty whether or when any of the required closing conditions will be satisfied and whether AgeX will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Accordingly, there is no assurance that the Merger will be consummated.

AgeX’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, AgeX’s business, which may materially adversely affect AgeX’s results of operations and business. Uncertainty as to whether the Merger will be completed may affect AgeX’s ability to retain and motivate existing employees or recruit prospective employees if vacancies in staffing need to be filled. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of AgeX’s management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from AgeX’s day-to-day operations.

Risks related to the failure to consummate, or delay in consummating, the Merger include, but are not limited to, the following:

●	AgeX would not realize any or all of the potential benefits of the Merger, which could have a negative effect on AgeX’s results of operations, business, financial condition or stock price;

●	under some circumstances, AgeX may be required to pay a termination fee to Serina of $1,000,000 or expense reimbursement of up to $1,000,000, but not both;

●	AgeX would remain liable for significant transaction costs, including legal, accounting and other costs relating to the merger regardless of whether the Merger is consummated;

●	the trading price of AgeX’s common stock may decline to the extent that the current market price for AgeX’s stock reflects a market assumption that the Merger will be completed;

●	the attention of AgeX’s management and employees may have been diverted to the Merger rather than to AgeX’s operations and the pursuit of other opportunities that could have been beneficial to AgeX;

●	AgeX could be subject to litigation related to any failure to complete the Merger;

●	AgeX could potentially lose key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with AgeX following completion of the Merger and seek employment opportunities elsewhere; and

●	under the Merger Agreement, AgeX is subject to certain customary restrictions on the conduct of AgeX’s business prior to completing the Merger, which restrictions could adversely affect AgeX’s ability to conduct AgeX’s business as AgeX otherwise would have done if AgeX was not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect AgeX’s results of operations, business, financial condition and stock price.

If the Merger is not approved or does not occur, we may not be successful in the execution of our current business strategies or identifying and implementing any strategic alternatives with respect to our assets and development programs, and any future strategic alternatives could have negative consequences.

If the Merger does not occur, we expect to continue to execute on our current business strategies while seeking out and evaluating potential strategic alternatives with respect to our assets and development programs, which may include a merger, business combination, investment into AgeX, sale or other disposition of assets or other strategic transaction. In such case, we may not be successful in executing such strategies or identifying or implementing any such strategic alternatives, and there is a risk that Juvenescence may decide to stop funding our operations, which would likely result in our delisting and dissolution.

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

Risks Related to Our Relationship with Juvenescence

Conflicts of interest may arise from our relationship with Juvenescence, which owns a significant percentage of AgeX common stock and is a significant creditor and will be able to substantially influence us and exert control over matters subject to stockholder approval.

As of March 5, 2024, Juvenescence beneficially owned approximately 81.1% of the outstanding shares of AgeX common stock, as Juvenescence indicated in its amendment of the Schedule 13D filed with the SEC on March 7, 2024, include both outstanding shares owned and shares that may be acquired upon the exercise of certain warrants and conversion of convertible debt. A member of the AgeX Board is also the Executive Chairman and Co-Founder of Juvenescence, and based on Juvenescence’s ownership of shares of AgeX common stock, if the Merger is not consummated, Juvenescence will continue to substantially influence us and exert control over matters subject to stockholder approval, the elections of directors, approval of our equity incentive plans, amendments to our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Furthermore, because Juvenescence holds more than 50% of the outstanding AgeX common stock, AgeX qualifies as a “controlled company” as defined by the NYSE American Company Guide. Being a “controlled company” entitles AgeX to exempt itself from the requirement that a majority of its directors be “independent” directors as defined in the NYSE American Company Guide, and that the Compensation Committee and the Nominating & Corporate Governance Committee be comprised entirely of independent directors.

On November 9, 2023, we entered into an amendment of the 2022 Secured Note to increase the amount of the line of credit available to AgeX from Juvenescence by $4,400,000, which has already been drawn down in full. As of March 20, 2024, the outstanding principal balance plus accrued loan origination fees of the 2022 Secured Note was approximately $7,400,000. Juvenescence also has controlling stakes and minority investments in several other companies engaged in various aspects of the aging industry, which companies may propose collaborations with AgeX.

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

During April 2020, we implemented a plan to reduce spending on employee salaries and consulting fees that resulted in large staff reductions, including the elimination of most of our research personnel and certain management and administrative personnel. We then subleased most of our former laboratory facility space and we did not renew the laboratory facility lease, or lease other laboratory facility space, after our lease expired at the end of 2020. As a result, we do not have a research laboratory facility or a research staff, and we have curtailed development of our product candidates and technologies except for certain research and development work that is being conducted under sponsored research agreements with certain universities and a limited amount of work contracted out to third-party service providers. We also may license technologies or product development to, or enter into collaborative arrangements with, other companies in the cell therapy or biopharma industry to conduct research and development, manufacturing, and marketing for AgeX for particular product candidates, but there is no assurance that we will be able to enter into any such agreements on terms acceptable to us.

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

We may determine to abandon the development of one or more of our product candidates, or we may change the prioritization of the development of certain product candidates, or we may select or acquire and prioritize the development of new product candidates. Our choice and prioritization of product candidates for development will be influenced by a variety of factors, including but not limited to:

●	the amount of capital that we will have for our development programs and our projected costs for those programs;

●	ability to enter into licensing or collaborative arrangements with other biotechnology or biopharma companies or universities with their own laboratory facilities and research staffs to conduct research and development of one or more product candidates;

●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

●	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	potential product candidates may not be effective in treating their targeted diseases;

●	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

●	our analysis of market demand and market prices for the products we plan to develop could lead us to conclude that market conditions are not favorable for receiving an adequate return on our investment in product development and commercialization;

●	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

●	the regulatory pathway for a potential product candidate is too complex and difficult to navigate successfully or economically.

We may determine to expand our organization and obtain laboratory facilities if we are able to raise sufficient capital to do so, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2023, we had eight employees. If we are able to obtain sufficient capital and determine to reinstitute our internal research and development efforts, we may have difficulty locating, leasing, and equipping a new laboratory facility and identifying, hiring and integrating new scientific and laboratory personnel. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do and are better positioned to attract and retain personnel and consultants. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

The manufacture of medical products, and in particular biologics, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, none of which we presently have. Unless we are able to raise the capital required to construct our own manufacturing facilities and are able to develop the expertise to manage and operate a manufacturing facility of our own, which we do not expect to undertake, we would need to rely on third-party manufacturers to manufacture any products that we develop. There is no assurance that we will be able to identify manufacturers on acceptable terms or at all. Regardless of whether we do our own manufacturing or rely on third parties to manufacture products for us, we will face all risks related to the manufacture of therapeutic products for use in medicine including the following risks:

●	We or any third-party manufacturers might be unable to timely formulate and manufacture our products or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	We or any third-party manufacturers may not be able to execute our manufacturing procedures appropriately.

●	Any third-party manufacturers we engage may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products on a commercial scale.

●	We or any third-party manufacturers will be subject to ongoing periodic unannounced inspection by the FDA, and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMP) and other government regulations and corresponding foreign standards. We will not have control over third-party manufacturers’ compliance with applicable regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

●	Third-party manufacturers could breach or terminate their agreements with us.

●	We or third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments.

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

Pluripotent stem cell and progenitor cell derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization. If we are successful in developing products that consist of cells or compounds derived from pluripotent stem cells or progenitor cells, we will need to develop facilities, processes, and technology for the commercial production of those products. Pluripotent stem cell or progenitor cell based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today. The higher cost of manufacturing a product will require that we charge our customers a higher price for the product in order to cover our costs and earn a profit. If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products and we may not be able to sell our products in sufficient volumes to recover our costs or to earn a profit.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

Our business will depend on several critical technologies that we have licensed or sublicensed from Lineage Cell Therapeutics, Inc. (Lineage) or certain Lineage subsidiaries. The license and sublicense agreements impose obligations on us, including payment obligations and obligations to pursue development and commercialization of products and technologies under the licensed patents or technology. If the licensor or sublicensor believes that we have failed to meet our obligations under a license or sublicense agreement, they could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, our loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential new products or technologies, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed or sublicensed technology in our business.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our executive officers, including our Interim Chief Executive Officer and our Chief Financial Officer. Although we have a consulting agreement with our Interim Chief Executive Officer and an employment agreement with our Chief Financial Officer, these agreements do not prevent them from terminating their consulting arrangement or employment with us at any time. In addition, because we will rely on Juvenescence to provide the services of certain administrative and management personnel, we will not have the benefit of the full time and effort of those Juvenescence employees in the management and development of our business.

If we lose one or more of our executive officers or key employees, our ability to implement the Merger and the other transactions contemplated by the Merger Agreement or, if the Merger is not completed, our current business strategies successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult, in particular during the pendency of the Merger, and may take an extended period of time because of the uncertainty about such persons roles following the Merger and the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also will experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to implement the Merger and the other transactions contemplated by the Merger Agreement or, if the Merger is not completed, to continue to execute on our current business strategies while seeking out and evaluating potential strategic alternatives with respect to our assets and development programs will be limited.

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

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the Foreign Corrupt Practices Act (FCPA), anti-bribery and anti-corruption laws in other countries. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We may face competition from other companies focused on therapeutics for age-related disease, which is a highly competitive environment. There are numerous biotechnology companies developing therapeutics for human aging, with each company often focusing on a specific molecular pathway within cells. For example, ResTORbio, Inc. is developing modulators of the mechanistic target of rapamycin (mTOR) pathway to treat immunological and cardiovascular disorders. Calico Life Sciences LLC is a Google-founded research and development company aimed at identifying molecular pathways that control animal lifespan and translating these insights into novel therapeutics designed to increase human healthspan. Unity Biotechnology, Inc. focuses on cellular senescence, in particular, the use of agents that can target senescent cells for selective ablation (senolysis). Unity’s stated targeted age-related diseases include osteoarthritis as well as other ophthalmological and pulmonary diseases. Our therapeutic products in development are likely to face competition from a large number of companies and technological strategies including therapeutics intended to address our lead indications. See “Business—Competition.”

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

The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full a biologics license application (BLA) for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator or licensee is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to accept for substantive review any BLAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

Any therapeutic products that we and our subsidiaries may develop cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. The need to obtain regulatory approval to market a new product means that:

●	Expensive and time-consuming clinical trials of new products will need to be conducted. The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined but could exceed our financial resources or could discourage any future licensees or collaborators from pursuing FDA approval of our product candidates.

●	Clinical trials and the regulatory approval process for a pharmaceutical or cell-based product can take several years to complete. As a result, we will face expenses and delays inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable.

●	Data obtained from preclinical and clinical studies is susceptible to varying interpretations and regulatory changes that could delay, limit, or prevent regulatory agency approvals.

●	Because the therapeutic products we plan to develop with pluripotent stem cell technology or progenitor cell technology involve the application of new technologies and approaches to medicine, the FDA or foreign regulatory agencies may subject those products to additional or more stringent review than drugs or biologicals derived from other technologies.

●	A product that is approved may be subject to restrictions on use.

●	The FDA can recall or withdraw approval of a product if it deems necessary.

●	We will face similar regulatory issues in foreign countries.

Approval of our product candidates may be delayed or refused for many reasons, including the following:

●	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of the applicable clinical trial;

●	A clinical trial might not demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

●	The results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	A clinical trial fail to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

●	The FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;

●	The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	The facilities of the any third-party manufacturers with which we may contract may not be adequate to support approval of our product candidates (for example, regulatory approval of cell- and tissue-based products require high standards of quality control); and

●	The approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institute of Health (NIH) also are potentially subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee, or the RAC, in limited circumstances. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and authorized its initiation. Conversely, the FDA can put an investigational new drug application, or IND, on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee, or IBC, as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial and may determine that RAC review is needed. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical studies necessary for product approval;

●	delays in reaching agreement on acceptable terms with clinical research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;

●	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug, or IND, or equivalent foreign application or amendment;

●	delays in recruiting qualified patients in our clinical studies;

●	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;

●	failure to perform the clinical studies in accordance with the FDA’s good clinical practices requirements, or applicable foreign regulatory guidelines;

●	patients dropping out of our clinical studies;

●	occurrence of adverse events associated with our product candidates;

●	inability to use clinical trial results from foreign jurisdictions in support of U.S. regulatory approval;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical studies of our product candidates;

●	negative or inconclusive results from our clinical trials which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon development programs for a product candidate; and

●	delays in reaching agreement on acceptable terms with third-party manufacturers, or delays in the manufacture of sufficient quantities of our product candidates for use in clinical studies.

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

Any product candidate that receives marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and Good Clinical Practice (GCP) requirements for any clinical trials that we conduct post-approval.

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

As a public company, it can be difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on the AgeX Board, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

Misconduct by our employees and independent contractors, including principal investigators, contract research organizations, or CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, European Medical Agency (EMA) rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of human embryonic stem cells could prevent us from developing and successfully marketing stem cell products.

Government-imposed bans or restrictions on the use of embryos or human embryonic stem cells (hES cells), in research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products.

California law requires that stem cell research be conducted under the oversight of a Stem Cell Research Oversight (SCRO) Committee. Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO Committee. A SCRO Committee could prohibit or impose restrictions on the research that we plan to do. An adverse decision by a SCRO Committee, or their imposition of restrictions on a research program could adversely affect our ability to enter into co-development or licensing arrangements for the development of a product candidate.

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

Success in selling any pharmaceutical and cell-based products and medical devices that we may develop may depend in part on the extent to which health insurance companies, health maintenance organizations (HMOs), and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. Until a new product is introduced into the medical marketplace, we will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product to be sold at a price high enough for us to generate a profit. In some foreign countries, pricing or profitability of health care products is subject to government control, which may result in low prices for our products. Provisions of the Inflation Reduction Act of 2022 may impact the prices of drug products that are sold in the United States, particularly through Medicare programs. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. There have been a number of other federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Our activities, and the activities of any collaborators, distributors and other third-party providers that we may engage in the future, will be subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions will directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. Our interactions in the United States or abroad with physicians and other health care providers that prescribe or purchase our products will also be subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations, and violations related to environmental matters. Risks relating to compliance with laws and regulations may be heightened if we operate globally.

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

If the FDA grants marketing approval for any of our product candidates or technologies and commercializing those products or technologies begins in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, product sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

●	the Physician Payments Sunshine Act which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances.

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

We and our third-party contractors will be required to comply with the good laboratory practices (GLPs) and GCPs, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area (EEA) and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our third-party contractors fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Accordingly, if our third-party contractors fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

The process of applying for and obtaining patents can be expensive and slow.

●	The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money.

●	A patent interference proceeding may be instituted with the U.S. Patent and Trademark Office (the USPTO) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

●	A derivation proceeding may be instituted by the USPTO or an inventor alleging that a patent or application was derived from the work of another inventor.

●	Post Grant Review under the new Leahy Smith America Invents Act (America Invents Act) will make available opposition-like proceedings in the United States. As with the USPTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.

●	Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries. As with USPTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.

Intellectual property we may develop using grants received from the federal government are subject to rights maintained by the government.

Research and development we perform that is funded by grants from the federal government, and any intellectual property that we create using those grants, is subject to the rights maintained by the federal government.

Our patents may not protect our technologies or products from competition.

●	We might not be able to obtain any patents beyond those we already own or have licensed or sublicensed, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection.

●	There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us.

●	In addition to interference proceedings, the USPTO can reexamine issued patents at the request of a third party. Our patents may be subject to inter partes review (replacing the reexamination proceeding), a proceeding in which a third party can challenge the validity of one of our patents to have the patent invalidated. This means that patents owned or licensed by us may be subject to reexamination and may be lost if the outcome of the reexamination is unfavorable to us.

●	The patents to which we have licenses to in overlapping fields of use. AgeX, through our subsidiary ReCyte Therapeutics, is a sublicensee under a cross-license between Lineage and Asterias, which creates another potential risk of Asterias and AgeX creating competing products.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and the EU do not afford intellectual property protection to the same extent as the laws of the United States and the EU. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and certain developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and the EU. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents, if issued, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to AgeX Common Stock

There is a limited history to the public trading of AgeX common stock and there is no assurance that a market for AgeX common stock will be sustained.

Public trading of AgeX common stock on the NYSE American began on November 29, 2018. Accordingly, there is only a limited history of the public trading of AgeX common stock and there can be no assurance that an active market for AgeX common stock will be sustained.

We cannot predict the prices at which AgeX common stock may trade. The market price of AgeX common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

●	a shift in our investor base;

●	the impact of the Reverse Stock Split;

●	our quarterly or annual earnings, or those of comparable companies;

●	actual or anticipated fluctuations in our operating results;

●	our ability to obtain financing as needed;

●	changes in laws and regulations affecting our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	announcements by us or our competitors of significant investments, acquisitions or dispositions;

●	the failure of securities analysts to cover AgeX common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating performance and stock price of comparable companies;

●	overall market fluctuations; and

●	general economic conditions and other external factors.

Because we are engaged in the development of pharmaceutical and cell therapy products, the price of shares of AgeX common stock may rise and fall rapidly.

The price of AgeX common stock may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of AgeX common stock may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. Further, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of AgeX common stock.

Because we do not pay dividends, AgeX common stock may not be a suitable investment for anyone who needs to earn dividend income.

We do not have current plans to pay any cash dividends on AgeX common stock. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of the AgeX Board. The AgeX Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the AgeX Board may deem relevant. For the foreseeable future we anticipate that any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our stockholders. This means that our stock may not be a suitable investment for anyone who needs to earn income from their investments.

Securities analysts may not initiate coverage or continue to cover AgeX common stock, and this may have a negative impact on the market price of our shares.

The market price and liquidity of AgeX common stock will depend, in part, on the research and reports that securities analysts publish about our business and AgeX common stock. We do not have any control over these analysts. There is no guarantee that securities analysts will cover AgeX common stock. If securities analysts do not cover AgeX common stock, the lack of research coverage may adversely affect the market price of those shares. If securities analysts do cover our shares, they could issue reports or recommendations that are unfavorable to the price of our shares, and they could downgrade a previously favorable report or recommendation, and in either case our share price could decline as a result of the report. If one or more of these analysts ceases to cover our shares or fails to publish regular reports on our business, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

You may experience dilution of your ownership interests if we issue additional shares of common stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 205,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. As of March 14, 2024, there were 2,500,664 shares of AgeX common stock issued and outstanding, 82,206 shares of AgeX common stock reserved for issuance upon the exercise of outstanding stock options or other stock-based awards under our 2017 Equity Incentive Plan, 1,500,284 shares reserved for issuance upon the exercise of Post-Merger Warrants, 1,500,284 shares reserved for issuance upon the exercise of Incentive Warrants, and 303,255 shares of AgeX common stock reserved for issuance upon the exercise of outstanding warrants held by Juvenescence.

We may issue additional AgeX common stock or other securities that are convertible into or exercisable for AgeX common stock in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or medical products or for other business purposes. The future issuance of any additional shares of AgeX common stock or other securities may create downward pressure on the trading price of AgeX common stock.

We may also issue additional preferred stock, and such preferred stock may have rights, preferences, and privileges senior to the rights of AgeX common stock with respect to dividends, rights to share in distributions of our assets if we liquidate our company, or voting rights. Any preferred stock may also be convertible into common stock on terms that would be dilutive to holders of common stock.

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

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make AgeX common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find AgeX common stock less attractive because we may rely on these exemptions. If some investors find AgeX common stock less attractive as a result, there may be a less active trading market for AgeX common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the Securities Act); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Provisions in AgeX’s Certificate of Incorporation (the “AgeX Charter”) and AgeX’s Bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in the AgeX Charter and AgeX’s Bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of AgeX common stock, thereby depressing the market price of AgeX common stock. In addition, because the AgeX Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of the AgeX Board. Among other things, these provisions include those establishing:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the ability of the AgeX Board to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; and

●	the ability of the AgeX Board to alter our bylaws without obtaining stockholder approval.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

We have implemented cybersecurity measures and processes to address and mitigate material risks from cybersecurity threats. We utilize the services of third party providers to develop, maintain, and implement cybersecurity systems and measures designed to protect our information systems from unauthorized access and damage. AgeX security measures are periodically assessed, tested, and updated. We do not have employees with information technology or cybersecurity expertise and accordingly we obtain an assessment of our cybersecurity systems and measures from a third party provider different from the provider that is primarily responsible for installation, update, and maintenance of information technology and cyber security systems. Our information technology and cybersecurity service providers primarily interface with members of our accounting and finance group. These processes are an integral part of our internal controls and risk management and the results of the third party assessment are reported annually to the Audit Committee along with a report from management on the effectiveness of internal controls.

We are not aware of the occurrence of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that material cybersecurity incidents will not arise or be discovered in the future.

Item 2. Properties

Our principal place of business is located at 1101 Marina Village Parkway, Suite 201, Alameda, California which we use for office purposes.

Item 3. Legal Proceedings

AgeX may from time to time be a party to litigation and subject to claims incident to the ordinary course of business. In the future, AgeX may become a party to an increasing number of litigation matters and claims, including in connection with Merger Agreement and the transactions contemplated thereby. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect AgeX’s future results of operations, cash flows or financial position.

On December 11, 2023, a purported stockholder of AgeX, filed a putative shareholder class action and derivative lawsuit in the Superior Court of the State of California, County of Alameda, captioned Buttner, et al. v. AgeX Therapeutics, Inc., et al., Case No. 23CV057083 (the Buttner Complaint). The Buttner Complaint names AgeX, the AgeX Board, an officer of AgeX, Juvenescence Limited and Juvenescence US Corp. as defendants. The Buttner Complaint alleges direct claims against the individual defendants for breaches of fiduciary duty in connection with their approval of the Merger and disclosures made by AgeX in connection therewith and, in the alternative, alleges derivative claims, purportedly on behalf of AgeX, against the individual defendants for such alleged breaches of fiduciary duty. The Buttner Complaint also alleges direct and derivative claims against Juvenescence Limited, Juvenescence US Corp., and one member of the AgeX Board for breaches of fiduciary duty as alleged controlling stockholders of AgeX. On February 29, 2024, the plaintiff filed a request for dismissal of the action without prejudice and on March 5, 2024 the court entered an order dismissing the action per the plaintiff’s request.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the NYSE American under the symbol “AGE” since November 29, 2018.

As of March 12, 2024, we had 228 holders of record of our common stock. This number does not include stockholders whose shares of AgeX common stock are held in “street name” in accounts with securities broker-dealers or other financial institutions or fiduciaries.

The following table shows certain information concerning the stock options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2023 (in thousands, except weighted average exercise price):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of the Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
AgeX Stock Option Plans Approved by Stockholders (1)	83	$80.28	156

(1)	This information pertains to our 2017 Equity Incentive Plan. Additional information concerning our 2017 Equity Incentive Plan and the stock options may be found in Note 8, Stock-Based Awards to the consolidated financial statements included elsewhere in this Report.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2023 and 2022, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. These historical financial statements may not be indicative of our future performance. In particular, our future business focus and operations will be substantially different than our historical business focus and operations if the Merger is consummated. See “IMPORTANT PRELIMINARY NOTE — Planned Merger with Serina Therapeutics, Inc. and Related Transactions.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations not taking the Merger into account and will be affected by the Merger if it is consummated and by uncertainties and risks described throughout this filing, particularly in “Risk Factors.”

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) permits an “emerging growth company” such as AgeX to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we elected to comply with newly adopted or revised accounting standards when they become applicable to public. This election under the JOBS Act to not delay the adoption of new or revised accounting standards is irrevocable.

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

Since inception, we have incurred significant operating losses and we will need to obtain additional financing in order to continue our operations, including our research and development programs. See “Liquidity and Capital Resources” for a discussion of our available capital resources and our need for financing. Our net loss from operations before interest and other expenses were $9.9 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $131.0 million. We expect to continue to incur operating losses and negative cash flows for the foreseeable future.

The following discussion and analysis of AgeX’s financial condition and results of operations and liquidity and capital resources does not reflect material changes to AgeX’s business, assets, liabilities, financial condition, operations, management, liquidity, capital resources, and prospects that will occur if the Merger is consummated.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate our estimates that are subject to significant judgment, including those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future consolidated financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements. There were no significant changes to the disclosures with respect to our critical accounting policies for the years ended December 31, 2023 and 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of AgeX and its subsidiaries in which AgeX has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which AgeX is the primary beneficiary (as described in more detail below). For consolidated entities where AgeX has less than 100% of ownership, AgeX records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity/(deficit) on AgeX’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.

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

AgeX has four subsidiaries, Reverse Bio, ReCyte Therapeutics, Inc. (“ReCyte”), NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”), Canaria Transaction Corporation (“Merger Sub”), and has incorporated but not yet capitalized a fifth subsidiary UniverXome Bioengineering, Inc.(“UniverXome”). Reverse Bio is a wholly owned subsidiary of AgeX through which AgeX plans to finance its iTRTM research and development efforts. AgeX has been seeking equity financing for Reverse Bio and to the extent that such Reverse Bio financing is obtained through the sale of capital stock or other equity securities by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. NeuroAirmid is jointly owned by AgeX with the University of California – Irvine and certain researchers and was recently organized to pursue clinical development and commercialization of cell therapies, focusing initially on Huntington’s Disease. AgeX owns 50% of the outstanding capital stock of NeuroAirmid. AgeX consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. Merger Sub was incorporated for the purpose of merging with Serina to implement the Merger. UniverXome is expected, in connection with the planned Merger, to hold certain AgeX assets and assume AgeX indebtedness obligations to Juvenescence.

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

Impairment of Long-Lived Assets

Long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. As of December 31, 2023, there have been no such impairment losses.

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

Because our common stock had no publicly traded history prior to November 29, 2018, for the years ended December 31, 2023 and 2022, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options. The peer companies used include selected public companies within the biotechnology industry with comparable characteristics to AgeX, including similarity in size, lines of business, market capitalization, revenue and financial leverage.

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

Stock-based compensation expense for the years ended December 31, 2023 and 2022 consists of stock-based compensation under the Incentive Plan, and stock-based compensation of AgeX’s subsidiaries that have their own stock option plans.

None of our consolidated subsidiaries have granted stock options or other equity awards for the years ended December 31, 2023 and 2022.

Although the fair value of stock options is determined in accordance with FASB guidance, changes in the assumptions and allocations can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Income Taxes

As of December 31, 2023, the deferred tax assets and liabilities presented in Note 9, Income Taxes included elsewhere in this Report, including net operating loss carryforwards and research and development credits, represent the tax attributes of AgeX and its subsidiaries.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We provided a reserve against our federal and California research and development credits generated. The carryforward amounts for these credits have been reported net of these reserves. Accordingly, no accrued interest and penalties related to unrecognized tax benefits have been recorded as of December 31, 2023 and 2022. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. We are currently unaware of any tax issues under review.

Financial Operations Overview

We do not have any therapeutic products approved for sale and have generated insignificant revenues from commercialized product sales, and we do not expect to generate any significant revenues from product sales for the foreseeable future.

Our operating expenses consist of research and development expenses primarily from our pre-clinical programs and general and administrative expenses. Since the layoffs of mostly research personnel in April 2020, research and development work have been scaled back and contracted out to third party service providers within the newly imposed budgetary constraints under our loan agreements and promissory notes for loans advanced to us by Juvenescence. Accordingly, the historical amounts of expense presented and discussed in this Report are likely not going to be indicative of expenses during future periods.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues by source and cost of sales for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,		$ +Increase/		% +Increase/
	2023	2022	-Decrease		-Decrease
Grant revenues	$77	$-	$	+77	*	%
Other revenues	65	34		+31	*	%
Total revenues	142	34		+108	*	%
Cost of sales	(40)	(13)		+27	*	%
Gross profit	$102	$21	$	+81	*	%

*% fluctuation is not meaningful.

During the year ended December 31, 2023, we recognized income of approximately $77,000 from a grant awarded by the NIH in August 2023 with a one year grant period that commenced on September 1, 2023. During the year ended December 31, 2022, we did not recognize any grant revenues.

During the years ended December 31, 2023 and 2022, we recognized $65,000 and $34,000, respectively, from the sale of research products. Revenues from the sale of research products are included in other revenues.

Operating Expenses

We have maintained a minimal workforce since the May 1, 2020 reduction in force which resulted in the layoff of most of our research and development personnel and certain administrative personnel. The following table shows our consolidated operating expenses for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,		$ +Increase/	% +Increase/
	2023	2022	-Decrease	-Decrease
Research and development expenses	$734	$1,025	$-291	-28.4%
General and administrative expenses	9,328	5,971	+3,357	+56.2%

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 decreased by approximately $0.3 million to $0.7 million as compared to approximately $1.0 million in 2022. The net decrease was primarily attributable to reductions of $0.2 million in outside research and services allocable to research and development expenses and $0.1 million in salaries and payroll related expenses allocated to research and development expenses.

	Year Ended December 31,		$ +Increase/	% +Increase/
	2023	2022	-Decrease	-Decrease
iTRTM technology: AGEX-iTR1547 and AGEX-iTR1550	$166	$344	$-178	-51.7%
PureStem® progenitor cell lines, brown adipose fat, neural stem cells (NSC), exosomes, and related research and development: AGEX-BAT1 and cGMP PSC-derived cells including NSC	568	681	-113	-16.6%
Total	$734	$1,025

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 increased by $3.3 million to $9.3 million as compared to $6.0 million in 2022. The net increase is attributable to increases of $2.5 million in professional fees for legal services, professional fees for tax and accounting services, and consulting expenses incurred in connection with due diligence and other expenses related to the planned Merger, $0.4 million for the write off of prepaid expenses incurred in prior periods related to a shelf registration statement for an at-the-market offering of AgeX common stock that expired in January 2024, $0.4 million estimated litigation fees, $0.2 million in salaries, consulting fees, and payroll related expenses, including severance related expenses arising under the Transition Services and Separation Agreement with our former Chief Executive Officer, $0.1 million in investor relations related expenses, and $0.1 million in insurance expense, allocated to general and administrative expenses. These increases were offset to some extent by a $0.2 million decrease in minimum royalty fees resulting from the termination of certain license and sub-license agreements, $0.1 million net decrease in non-cash stock-based compensation to employees, consultants and directors, and a $0.1 million decrease in patent and license maintenance related fees.

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

Other Expense, Net

Other expense, net in 2023 consists primarily of $5.4 million amortization of deferred debt issuance costs to interest expense, write off of deferred debt cost upon $36 million debt exchanged for preferred stock in July 2023, and other debt related expenses included in interest expense offset by $0.5 million net interest income primarily earned from the Serina Note. Other expense, net in 2022 consists primarily of $3.3 million of amortization of deferred debt issuance costs on loans from Juvenescence to interest expense, and $0.2 million change in fair value of warrants issued to Juvenescence in connection with borrowings under the 2022 Secured Note. See Notes 4, Convertible Note Receivable, 5, Related Party Transactions, 6, Warrant Liability, and 7, Stockholders’ Equity/(Deficit) to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreement with Serina, loan agreements with Juvenescence, liability classified warrants, and debt exchanged for preferred stock.

Income Taxes

For the year ended December 31, 2023, we experienced a loss; therefore, no income tax provision was recorded for the year ended December 31, 2023.

As of December 31, 2023, we had net operating loss carryforwards of approximately $59.7 million for U.S. federal income tax purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group.

As of December 31, 2023, we had net operating losses of approximately $19.8 million for California purposes.

Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2043.

As of December 31, 2023, we had research and development tax credit carryforwards for federal and state tax purposes of $0.7 million and $0.5 million, respectively. The federal tax credits expire between 2028 and 2043, while the state tax credits have no expiration date.

As of December 31, 2023, we had capital loss carryforwards for federal and state tax purposes of $12.4 million and $5.9 million, respectively. The federal and California capital loss carryforwards will expire in 2026.

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

Liquidity and Capital Resources

Operating Losses and Going Concern Considerations

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $131.0 million as of December 31, 2023. We expect to continue to incur operating losses and negative cash flows. We have been funding our operations with loans from Juvenescence. As of March 20, 2024, we had drawn down the entire $4,400,000 line of credit made available to us by Juvenescence under the terms of the 2022 Secured Note. We do not have any other commitments for additional financing.

We have made certain adjustments to our operating plans and budgets to reduce our projected cash expenditures in order to extend the period over which we can continue our operations with our available cash resources. These adjustments entailed down-sizing of our leased office space effective January 1, 2021, a staff force reduction during 2020 primarily impacting research and development personnel, and the elimination of our leased laboratory facility. These down-sizing adjustments to our operations will require the deferral of certain work on the development of our product candidates and technologies. However, notwithstanding those adjustments, based on our most recent projected cash flows, our cash and cash equivalents, the amount of the 2022 Secured Note line of credit available to us from Juvenescence would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern. See Note 5, Related Party Transactions, to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence. We will need to raise additional capital in the near term to be able to meet our operating expenses.

The loans from Juvenescence that remain outstanding prohibit us and our subsidiaries ReCyte and Reverse Bio from borrowing funds from other lenders or engaging in certain other transactions without the consent of Juvenescence unless we repay all amounts owed to Juvenescence. AgeX and three of its subsidiaries have granted Juvenescence a security interest and lien on substantially all of their assets to secure AgeX’s obligations for the loans from Juvenescence that remain outstanding and any additional loans that may be advanced under the 2022 Secured Note. The outstanding loan balances, and any future loans advanced, plus accrued loan fees, under the 2022 Secured Note will become due and payable upon maturity on May 9, 2024. Certain accrued loan fees under the 2023 Secured Note, the principal amount of which was converted into preferred stock, also remain payable to Juvenescence.

During July 2023, AgeX and Juvenescence entered into an Exchange Agreement pursuant to which AgeX issued to Juvenescence 211,600 shares of a newly authorized AgeX Series A Preferred Stock and 148,400 shares of a newly authorized AgeX Series B Preferred Stock in exchange for the cancellation of a total of $36,000,000 of indebtedness consisting of the outstanding principal amount of certain loans made by Juvenescence to AgeX and loan origination fees accrued with respect to those loans. On February 1, 2024, the shares of Series A Preferred Stock and Series B Preferred Stock automatically converted into a total of 1,421,666 shares of AgeX common stock in accordance with their terms and after that conversion no shares of AgeX Preferred Stock remained outstanding. Those shares of common stock issued to Juvenescence increased Juvenescence’s direct and indirect holding of outstanding shares of AgeX common stock to 1,889,323 shares, or approximately 75.6% of the shares of common stock outstanding on March 14, 2024, including shares of AgeX common stock held by Juvenescence’s subsidiaries but not taking into account any additional shares of AgeX common stock that Juvenescence may acquire through the conversion of loan balances and the exercise of AgeX common stock purchase warrants or the exercise of Post-Merger Warrants that were distributed by AgeX on March 19.

Although we have been able to reduce our operating expenses by eliminating internal research and development activities and focusing instead on out-sourcing research and development and seeking licensing arrangements for our technologies, this approach has also made it more difficult for us to make progress in developing our target product candidates and technologies, which in turn may make it more difficult for us to raise capital. Further, the extent of Juvenescence’s voting control over AgeX along with the amount and terms of AgeX’s indebtedness to Juvenescence and the impact of potential dilution through the issuance of shares of our common stock upon the conversion of the Juvenescence loans into common stock and the exercise of common stock purchase warrants issued to Juvenescence in connection with certain Juvenescence loans could make AgeX unattractive to new equity investors and could impair our ability to finance our operations or the operations of our subsidiaries unless Juvenescence agrees, in its discretion, to lend us additional funds. The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.

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

Summary of Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(7,800)	$(5,939)
Investing activities	(10,000)	-
Financing activities	17,500	6,000
Net change in cash, cash equivalents, and restricted cash	$(300)	$61

Operating Activities

Net loss attributable to us for the year ended December 31, 2023 amounted to $14.8 million. Net cash used in operating activities during this period amounted to $7.8 million. The difference between the net loss attributable to us and net cash used in operating activities during the year ended December 31, 2023 was primarily attributable to $5.4 million in amortization of intangible assets and deferred debt issuance costs, $1.5 million in prepaid expenses and other current assets which included a $0.4 million write off of prepaid expenses incurred in prior periods with respect to a shelf registration statement that expired in January 2024, $1.1 million in accounts payables and accrued liabilities, $0.6 million in stock-based compensation expense, and $0.1 million in net related party payables. The impact of these non-cash items was offset to some extent by a $1.1 million payment of a financed insurance premium liability and $0.6 million in accrued interest on a convertible note receivable. See Notes 4, Convertible Note Receivable and 5, Related Party Transactions, to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreement with Serina and our loan agreements with Juvenescence.

Investing Activities

During the year ended December 31, 2023, net cash used by investing activities is entirely comprised of the $10 million loan made to Serina. See Note 4, Convertible Note Receivable, to our consolidated financial statements included elsewhere in this Report for additional information about the Serina Note.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities amounted to $17.5 million which was entirely attributable to amounts drawn under the credit facilities from Juvenescence. See Notes 5, Related Party Transactions and 7, Stockholders’ Equity (Deficit), to our consolidated financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

AgeX Therapeutics, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AgeX Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgeX Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit at December 31, 2023, and insufficient cash and cash equivalents and loan proceeds at December 31, 2023 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 22, 2024

PCAOB ID Number 100

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$345	$645
Accounts and grants receivable, net	57	4
Prepaid expenses and other current assets	352	1,804
Total current assets	754	2,453

Restricted cash	50	50
Intangible assets, net	607	738
Convertible note receivable	10,554	-
TOTAL ASSETS	$11,965	$3,241

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,176	$1,034
Loans due to Juvenescence, net of debt issuance costs, current portion	3,672	7,646
Related party payables, net	66	141
Warrant liability	-	180
Insurance premium liability and other current liabilities	-	1,077
Total current liabilities	5,914	10,078

Loans due to Juvenescence, net of debt issuance costs, net of current portion	693	10,478
TOTAL LIABILITIES	6,607	20,556

Commitments and contingencies (Note 10)

Stockholders’ equity/(deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized:
Series A preferred stock; no par value; stated value $100 per share; 212 and nil shares issued and outstanding, respectively	-	-
Series B preferred stock; no par value; stated value $100 per share; 148 and nil shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 200,000 shares authorized, 1,079 shares issued and outstanding	-	-
Additional paid-in capital	136,482	98,998
Accumulated deficit	(131,013)	(116,210)
Total AgeX Therapeutics, Inc. stockholders’ equity/(deficit)	5,469	(17,212)
Noncontrolling interest	(111)	(103)
Total stockholders’ equity/(deficit)	5,358	(17,315)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$11,965	$3,241

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
REVENUES
Grant revenues	$77	$-
Other revenues	65	34
Total revenues	142	34
Cost of sales	(40)	(13)

Gross profit	102	21

OPERATING EXPENSES
Research and development	734	1,025
General and administrative	9,328	5,971
Total operating expenses	10,062	6,996

Gain on disposition of fixed assets	73	-

Loss from operations	(9,887)	(6,975)

OTHER EXPENSE, NET
Interest expense, net	(4,900)	(3,335)
Change in fair value of warrants	(35)	(225)
Other income, net	11	13
Total other expense, net	(4,924)	(3,547)

NET LOSS	(14,811)	(10,522)
Net loss attributable to noncontrolling interest	8	60

NET LOSS ATTRIBUTABLE TO AGEX	$(14,803)	$(10,462)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(13.72)	$(9.70)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	1,079	1,079

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands)

	Preferred Stock
	Series A		Series B		Common Stock					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity/ (Deficit)
BALANCE AT DECEMBER 31, 2021	-	$-	-	$-	1,079	$-	$93,916	$(105,748)	$(43)	$(11,875)
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	-	-	-	-	-	-	(4)	-	-	(4)
Issuance of warrants			-	-	-	-	178	-	-	178
Fair value of liability classified warrants issued	-	-	-	-	-	-	4,148	-	-	4,148
Stock-based compensation	-	-	-	-	-	-	760	-	-	760
Net loss	-	-	-	-	-	-	-	(10,462)	(60)	(10,522)
BALANCE AT DECEMBER 31, 2022	-	-	-	-	1,079	-	98,998	(116,210)	(103)	(17,315)
Issuance of preferred stock, net of issuance costs	212	-	148	-	-	-	35,958	-	-	35,958
Issuance of common stock upon vesting of restricted stock units, net of shares retired to pay employee’s taxes	-	-	-	-	-	-	(1)	-	-	(1)
Fair value of liability classified warrants issued	-	-	-	-	-	-	879	-	-	879
Stock-based compensation	-	-	-	-	-	-	648	-	-	648
Net loss	-	-	-	-	-	-	-	(14,803)	(8)	(14,811)
BALANCE AT DECEMBER 31, 2023	212	$-	148	$-	1,079	$-	$136,482	$(131,013)	$(111)	$5,358

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss attributable to AgeX	$(14,803)	$(10,462)
Net loss attributable to noncontrolling interest	(8)	(60)
Adjustments to reconcile net loss attributable to AgeX to net cash used in operating activities:
Change in fair value of warrants	35	225
Amortization of intangible assets	131	132
Amortization of debt issuance costs	5,285	3,137
Stock-based compensation	648	760
Gain on disposition of fixed assets	(73)	-
Write off of prepaid shelf registration statement related expenses	360	-
Changes in operating assets and liabilities:
Accounts and grants receivable	(53)	21
Prepaid expenses and other current assets	1,092	896
Interest on convertible note receivable	(554)	-
Accounts payable and accrued liabilities	1,150	144
Related party payables	69	255
Insurance premium liability	(1,075)	(983)
Other current liabilities	(4)	(4)
Net cash used in operating activities	(7,800)	(5,939)

INVESTING ACTIVITIES:
Cash advanced on convertible note receivable	(10,000)	-
Net cash used in investing activities	(10,000)	-

FINANCING ACTIVITIES:
Draw down on loan facilities from Juvenescence	17,500	6,000
Net cash provided by financing activities	17,500	6,000

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(300)	61

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	695	634
At end of the year	$395	$695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$27	$14

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of preferred stock in exchange for debt	$36,000	$-
Issuance of common stock upon vesting of restricted stock units (Note 8)	$2	$8
Issuance of warrants for debt issuance under the 2020 Loan Agreement	$-	$178
Fair value of liability classified warrants at debt inception date (Note 6)	$663	$4,148
Debt refinanced with new debt (Note 5)	$-	$7,160

See accompanying notes to the consolidated financial statements.

AGEX THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

AgeX Therapeutics, Inc. (“AgeX,” “we,” “our,” or “us”) was incorporated in January 2017 in the state of Delaware. AgeX is a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging and degenerative diseases. AgeX’s mission is to apply its comprehensive experience in fundamental biological processes of human aging to a broad range of age-associated medical conditions.

AgeX’s proprietary technology, based on telomerase-mediated cellular immortality and regenerative biology, allows AgeX to utilize telomerase-expressing regenerative pluripotent stem cells (“PSCs”) for the manufacture of cell-based therapies to regenerate tissues afflicted with age-related chronic degenerative disease. AgeX’s main technology platforms and product candidates are as follows:

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

Reverse Stock Split

On March 14, 2024 AgeX effected a reverse stock split of its common stock at a ratio of 1 for 35.17 (the “Reverse Stock Split”) resulting in approximately 2,500,000 shares of AgeX common stock being outstanding immediately upon the Reverse Stock Split. Except for the number of authorized but unissued shares of AgeX common stock, and except as may be otherwise stated in these notes to financial statements, numbers of shares of AgeX common stock issued and outstanding, or issuable upon the exercise of options or warrants or upon conversion of convertible indebtedness, and AgeX common stock prices, shown in the consolidated financial statements and these notes thereto have been retroactively adjusted to reflect the effect of the Reverse Stock Split. See Note 11, Subsequent Events.

Merger Agreement and Certain Transactions with Serina Therapeutics, Inc.

During March 2023, AgeX borrowed $10,000,000 from Juvenescence Limited (“Juvenescence”) under the terms of a Secured Convertible Promissory Note (the “2023 Secured Note”) and used the loan proceeds to make a $10,000,000 loan to Serina Therapeutics, Inc. (“Serina”) under the terms of a Convertible Promissory Note to Serina (the “Serina Note”), in order to provide Serina with financing in advance of corporate restructuring plans that include a merger through which AgeX would acquire Serina.

On August 29, 2023, AgeX entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Serina Therapeutics, Inc. (“Serina”), and Canaria Transaction Corporation, a wholly owned subsidiary of AgeX (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Serina, with Serina surviving as a wholly owned subsidiary of AgeX (the “Merger”). At a special meeting of AgeX stockholders on March 14, 2024 (the “Special Meeting”), AgeX stockholders approved certain proposals required for consummation of the Merger pursuant to the terms of the Merger Agreement. Serina stockholders have also approved the Merger. There is no assurance that all conditions to the Merger will be met or waiver and that the Merger will be consummated. See Note 11, Subsequent Events.

On March 19, 2024, AgeX issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant will be exercisable for one unit of AgeX (“AgeX Unit”) at a price equal to $13.20 per unit and will expire on July 31, 2025. Each AgeX Unit will consist of (i) one share of AgeX common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant will be exercisable for one share of AgeX common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. See Note 11, Subsequent Events.

Immediately following the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of common stock of AgeX, and stockholders of AgeX immediately prior to the closing of the Merger are expected to own approximately 25% of the outstanding shares of common stock of AgeX, with Serina as a wholly-owned subsidiary, in each case, on a pro forma fully diluted basis, subject to certain assumptions and exclusions, including the Actual Closing Price (as defined in the Merger Agreement) of AgeX common stock being equal to or greater than $12.00 per share excluding the impact of any Post-Merger Warrant, Incentive Warrant or the issuance of any shares of AgeX common stock upon exercise of any Post-Merger Warrants or Incentive Warrants.

Concurrently with the execution of the Merger Agreement, AgeX, Serina, and AgeX’s controlling stockholder Juvenescence entered into a Side Letter, which will become effective immediately prior to the closing of the Merger. The Side Letter provides, among other things, that (i) effective immediately before the consummation of the Merger, Juvenescence will cancel all out of the money AgeX warrants held by Juvenescence; (ii) Juvenescence will exercise all Post-Merger Warrants it holds to provide the Combined Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025; (iii) Juvenescence will not sell any shares of AgeX Series A Preferred Stock or AgeX Series B Preferred Stock and will take all actions necessary to convert all of such Preferred Stock into AgeX common stock before a Reverse Stock Split that will occur before the Merger; (iv) Juvenescence will release all security interests, guarantees, pledges, assignments and other forms of collateral that it may have in AgeX’s assets pursuant to the terms of Juvenescence loans to AgeX; and (v) Juvenescence will consent to a newly formed subsidiary of AgeX assuming AgeX’s obligations with respect to loan agreements and promissory notes governing loans payable to Juvenescence, including obligations for amounts currently owed and future advances of loan funds, and Juvenescence shall release AgeX from those loan obligations. Juvenescence’s covenant regarding retaining ownership of and converting the Series A Preferred Stock and Series B Preferred Stock into AgeX common stock has been satisfied through the conversion of such preferred stock into AgeX common stock on February 1, 2024.

Prior to the closing of the Merger, any assets of AgeX other than certain “Legacy Assets” will be transferred into a recently formed subsidiary of AgeX “UniverXome Bioengineering, Inc. (“UniverXome”). UniverXome will assume (i) any indebtedness of AgeX issued to Juvenescence that has not been previously converted into AgeX Series A Preferred Stock or AgeX Series B Preferred Stock, which will be secured by the Legacy Assets (ii) most of AgeX’s contracts with third parties, other than certain designated contracts and any contracts that are terminated before the Merger, and (iii) all other liabilities of AgeX in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger). See Note 11, Subsequent Events.

Serina currently has a pipeline of small molecule candidates targeting central nervous system (“CNS”) indications, enabled by the company’s proprietary POZ PlatformTM delivery technology. In addition to advancing Serina’s wholly owned pipeline assets, Serina is working with pharma partners currently advancing pre-clinical studies exploring POZ polymer lipid-nanoparticles (“LNPs”) in next generation LNP delivered RNA vaccines. In addition, Serina is advancing a lead drug candidate, SER-252 (POZ-apomorphine) for the treatment of advanced Parkinson’s Disease through pre-clinical studies toward the goal of an investigational new drug submission or “IND” to the Food and Drug Administration for the initiation of a Phase I clinical trial during the fourth quarter of 2024. Serina has two other pipeline assets that are positioned to enter IND enabling studies, SER-227 (POZ-buprenorphine) for certain post-operative pain indications, and SER-228 (POZ-cannabidiol) for treatment refractory epilepsy indications. Serina is also focused on expanding its LNP and anti-body drug conjugate partnering collaborations.

If the Merger is completed, the Combined Company will primarily focus on developing Serina’s product candidates and it is anticipated that the Combined Company will not continue to develop AgeX product candidates, other than potentially the development program of NeuroAirmid. If the Merger is not completed, AgeX expects to continue to execute on its current business strategies below while seeking out and evaluating potential strategic alternatives with respect to its assets and development programs, which may include a merger, business combination, investment into AgeX, sale or other disposition of assets or other strategic transaction. In such case, AgeX may not be successful in executing such strategies or identifying or implementing any such strategic alternatives, and there is a risk that Juvenescence may decide to stop funding AgeX’s operations, which would likely result in the delisting of AgeX common stock from the NYSE America and the dissolution of AgeX.

Liquidity and Going Concern

In addition to general economic and capital market trends and conditions, AgeX’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to AgeX’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates. Although AgeX has been able to reduce its operating expenses, with the exception of certain non-recurring expenses incurred related to the possible Merger between AgeX and Serina, by eliminating internal research and development activities and focusing instead on outsourcing research and development and seeking licensing arrangements for AgeX technologies, this approach has also made it more difficult for AgeX to make progress in developing its target product candidates and technologies, which in turn, along with the amount of indebtedness to Juvenescence and Juvenescence’s ownership of approximately 75.6% of the outstanding shares of AgeX common stock, may make it more difficult for AgeX to raise capital. The unavailability or inadequacy of financing to meet future capital needs could force AgeX to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. AgeX cannot assure that adequate financing will be available on favorable terms, if at all.

AgeX primarily finances its operations through loans from Juvenescence. A subsidiary of Juvenescence is the largest stockholder of AgeX. AgeX has incurred operating losses and negative cash flows since inception and had an accumulated deficit of $131.0 million as of December 31, 2023. AgeX expects to continue to incur operating losses and negative cash flows.

Based on a strategic review of its operations, giving consideration to the status of its product development programs, human resources, capital needs and resources, and current conditions in the capital markets, AgeX’s board of directors and management have adopted operating plans and budgets to extend the period over which AgeX can continue its operations with its available cash resources. Notwithstanding those operating plans and budgets, based on AgeX’s most recent projected cash flows AgeX believes that its cash and cash equivalents of $0.3 million as of December 31, 2023, plus cash on hand remaining from the drawdown of the $4.4 million loan facility from Juvenescence, would not be sufficient to satisfy AgeX’s anticipated operating and other funding requirements for the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about AgeX’s ability to continue as a going concern. AgeX will need to obtain substantial additional funding in connection with its continuing operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should AgeX not continue as a going concern.

Principles of Consolidation

The consolidated financial statements of AgeX are presented in accordance with accounting principles generally accepted in the United States of American (“U.S. GAAP”). AgeX’s consolidated financial statements include the accounts of AgeX and its subsidiaries in which AgeX has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which AgeX is the primary beneficiary (as described in more detail below). For consolidated entities where AgeX has less than 100% of ownership, AgeX records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity/(deficit) on AgeX’s consolidated balance sheets.

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

AgeX has four subsidiaries, Reverse Bioengineering, Inc. (“Reverse Bio”), ReCyte Therapeutics, Inc. (“ReCyte”), NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”), and Canaria Transaction Corporation (“Merger Sub”), and has incorporated but not yet capitalized a fifth subsidiary UniverXome. See Note 11, Subsequent Events. Reverse Bio is a wholly owned subsidiary of AgeX through which AgeX plans to finance its iTRTM research and development efforts. AgeX has been seeking equity financing for Reverse Bio and to the extent that such Reverse Bio Financing is obtained through the sale of capital stock or other equity securities by Reverse Bio, AgeX’s equity interest in Reverse Bio and its iTRTM business would be diluted. ReCyte is an early stage pre-clinical research and development company involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. AgeX owns 94.8% of the outstanding capital stock of ReCyte. NeuroAirmid is jointly owned by AgeX with the University of California – Irvine and certain researchers and was recently organized to pursue clinical development and commercialization of cell therapies, focusing initially on Huntington’s Disease. AgeX owns 50% of the outstanding capital stock of NeuroAirmid. AgeX consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. Merger Sub was incorporated for the purpose of merging with Serina to implement the Merger. UniverXome is expected, in connection with the planned Merger, to hold certain AgeX assets and assume AgeX liabilities, including but not limited to indebtedness obligations to Juvenescence. See Note 11, Subsequent Events.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, allocations and adjustments necessary for carve-out basis of presentation, including the separate return method for income taxes, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, AgeX’s future results of operations will be affected. See Note 6, Warrant Liability, for discussion on estimated change in fair value of warrant liability.

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

The carrying values of cash equivalents, accounts receivable and accounts payable are carried at, or approximate, fair value as of the reporting date because of their short-term nature. Fair values for AgeX’s warrant liabilities are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

In determining fair value, AgeX utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, AgeX has no financial assets recorded at fair value on a recurring basis, except for cash and cash equivalents primarily consisting of money market funds. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. The carrying amounts of accounts receivable, net, prepaid expenses and other current assets, related party amounts due to affiliates, accounts payable, accrued liabilities and other current liabilities approximate fair values because of the short-term nature of these items. The discounted conversion prices triggered by certain qualified events in the Serina Note and the 2023 Secured Note are Level 3 on the fair value hierarchy and subject to fair valuation at inception and remeasurement at each reporting period. The fair value of the discounted conversion prices under both notes were determined to have an immaterial value at inception and life to date of the notes, as the probability of a future qualifying event is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period. For additional information regarding the convertible notes and derivatives, see Notes 4, Convertible Note Receivable, and 5, Related Party Transactions.

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

The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, as well as the respective hierarchy designations are discussed further in Note 6, Warrant Liability. The warrant liability measurement is considered a Level 3 measurement based on the availability of market data and inputs and the significance of any unobservable inputs as of the measurement date. As of December 31, 2023, AgeX has utilized the full credit subject to warrants, and accordingly, the warrants were fully issued for each of the advances of loan funds under the 2022 Secured Note.

See Note 6, Warrant Liability, for additional information on accounting for liability classified warrants and certain Level 3 warrant valuation tables.

Cash and Cash Equivalents

AgeX considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, AgeX’s cash balances totaled $0.3 million and $0.6 million, respectively, and consist entirely of bank account deposits and amounts held in money market funds.

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

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of AgeX’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows for all periods presented is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$345	$645
Restricted cash (1)	50	50
Cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$395	$695

(1)	Restricted cash entirely represents the deposit required to maintain AgeX’s corporate credit card program.

Accounts Receivable, Net

AgeX establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. There were no amounts reserved for doubtful accounts as of December 31, 2023 and 2022.

Long-Lived Intangible Assets, Net

Long-lived intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) and patents, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.

Impairment of Long-Lived Assets

AgeX assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. AgeX’s long-lived assets consist entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. As of December 31, 2023, there has been no impairment of long-lived assets.

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

AgeX leased office space in Alameda, California. For 2022 base monthly rent was $1,074 and for 2023 base monthly rent is $844 for slightly less space at the same building. AgeX has elected to not apply the recognition requirements under ASC 842 for the lease agreements and instead recognizes the lease payments as lease cost on a straight-line basis over the lease term as lease payments are not deemed material.

Accounting for Warrants

AgeX determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate AgeX to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, AgeX assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, AgeX also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable provisions of U.S. GAAP. After all relevant assessments, AgeX concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. AgeX has liability classified warrants as of December 31, 2023. See Notes 5, Related Party Transactions, and 6, Warrant Liability, for additional information regarding AgeX warrants.

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

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. AgeX estimates the expected term of options granted using the “simplified method” provided under Staff Accounting Bulletin Topic 14, or SAB Topic 14.

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

Stock-based compensation expense for the years ended December 31, 2023 and 2022 consists of stock-based compensation under the AgeX Incentive Plan (see Note 8, Stock-Based Awards).

Certain of AgeX’s consolidated subsidiaries have had their own share-based compensation plans; however, there are no awards granted and outstanding under those plans as of December 31, 2023 and 2022. For share-based compensation awards granted by privately held consolidated subsidiaries under their respective equity plans, AgeX determines the fair value of the options granted under those plans using similar methodologies and assumptions AgeX used for its stock options discussed above.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. AgeX recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No unrecognized tax benefits have been recorded and no amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. AgeX does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. AgeX is currently unaware of any tax issues under review.

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

The following table presents AgeX’s consolidated revenues disaggregated by source for operations (in thousands):

	Year Ended December 31,
REVENUES:	2023	2022
Grant revenues	$77	$-
Other revenues	65	34
Total revenues	$142	$34

The following table presents consolidated revenues for operations (in thousands), disaggregated by geography, based on the billing addresses of customers:

	Year Ended December 31,
REVENUES:	2023	2022
United States	$90	$10
Foreign	52	24
Total revenues	$142	$34

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

In August 2023, AgeX was awarded a grant of up to approximately $341,000 from the NIH, National Heart, Lung and Blood Institute. The NIH grant will provide funding for continued development of AgeX’s technologies toward treating cardiovascular disease over a one year period starting September 1, 2023. Based on our evaluation under the accounting guidance aforementioned, this grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred. Accordingly, grant funds are made available by the NIH as allowable expenses are incurred. For the year ended December 31, 2023, AgeX incurred approximately $77,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues.

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

Arrangements with multiple performance obligations – AgeX may enter into contracts with customers that include multiple performance obligations. For such arrangements, AgeX will allocate revenue to each performance obligation based on its relative standalone selling price. AgeX will determine or estimate standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of and for the years ended December 31, 2023 and 2022, AgeX did not have significant arrangements with multiple performance obligations.

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

For the years ended December 31, 2023 and 2022, because AgeX reported a net loss attributable to common stockholders, all potentially dilutive common stock, comprised of stock options, restricted stock units and warrants, is antidilutive.

The following weighted-average common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	91	94
Warrants (1)	352	272
Restricted stock units	-	-

(1)	As of December 31, 2023 and 2022, warrants to purchase 320,115 and 344,875 shares, respectively, of AgeX common stock were issued and outstanding and held by Juvenescence as consideration for certain loan agreements discussed in Note 5, Related Party Transactions. Amounts shown in the table are weighted average amounts and reflect the fact that the warrants were issued on various dates during applicable periods presented.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10, which amends the current approach to estimate credit losses on certain financial assets. This ASU requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which FASB has noted delayed recognition of expected losses that might not yet have met the threshold of being probable. The standard is applicable to all financial assets (and net investment in leases) that are not accounted for at fair value through net income, such as trade receivables, loans, debt securities, and net investment in leases, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. AgeX adopted this standard as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 (released on August 28, 2017) that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. AgeX adopted this standard as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which amends the accounting for credit losses on financial instruments. This amendment eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted the new credit losses guidance in ASC 326 and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance became effective for AgeX on January 1, 2023 and includes interim periods. Entities can elect to adopt the guidance on troubled debt restructurings using either a prospective or modified retrospective transition. If an entity elects to apply a modified retrospective transition, it will record a cumulative effect adjustment to retained earnings in the period of adoption. This ASU did not have a material impact on the consolidated financial statements.

On July 14, 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation, which amends or supersedes various Securities and Exchange Commission (“SEC”) paragraphs within the codification to conform to past announcements and guidance issued by the SEC. Specifically, the ASU responds to (1) the issuance of SEC Staff Accounting Bulletin (SAB) 120; (2) the SEC staff announcement at the March 24, 2022, EITF meeting; and (3) SAB Topic 6.B, “Accounting Series Release No. 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” This ASU is effective immediately and did not have a material impact on AgeX’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB ASC master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. This ASU is effective for AgeX beginning January 1, 2025 and is not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to income Tax Disclosures, under which entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. This ASU is effective for AgeX beginning January 1, 2025 and is not expected to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Components

Intangible Assets, Net

On August 13, 2018, AgeX entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Escape Therapeutics, Inc. (“Escape”) pursuant to which AgeX acquired certain patents and patent applications related primarily to methods of modifying cells and tissues and certain pluripotent stem cell lines so as to reduce their risk of being rejected when transplanted. This technology is called “UniverCyte™.” AgeX paid Escape $1,072,436 in cash and issued 2,274 shares of AgeX common stock, with an approximate value of $240,000, for aggregate acquisition cost of $1.3 million for the UniverCyte™ assets. The Purchase Agreement was considered an asset acquisition rather than a business combination in accordance with ASC 805-50, Business Combinations.

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

In addition to the purchase price, AgeX will pay Escape a royalty of less than 1% on net sales of products, processes and services under the acquired patents if the assets are commercialized. Additional shares of AgeX common stock totaling up to $4.3 million of market value will also be issued to Escape upon the attainment of development and regulatory approval milestones by AgeX for each product covered by the acquired patents. Contingent consideration in an asset acquisition is generally recorded when probable and estimable in accordance with ASC 450, Contingencies. Accordingly, none of the milestone payments have been accrued since the attainment of any milestone in the Purchase Agreement was not probable as of December 31, 2023.

AgeX estimated the future undiscounted cash flows expected to be received from the assets developed through the use of the UniverCyte™ technology when commercialized. The estimate of the future undiscounted cash flows considered AgeX’s financial condition and the royalties that may become payable to Escape.

At December 31, 2023 and 2022, intangible assets, primarily consisting of acquired IPR&D and patents, and accumulated amortization were as follows (in thousands):

	December 31,
	2023	2022
Intangible assets	$1,312	$1,312
Accumulated amortization	(705)	(574)
Total intangible assets, net	$607	$738

AgeX recognized $131,000 and $132,000 in amortization expense of intangible assets, included in research and development expenses, for the years ended December 31, 2023 and 2022, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2023 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2024	$131
2025	131
2026	132
2027	131
2028	82
Total	$607

Accounts Payable and Accrued Liabilities

At December 31, 2023 and 2022, accounts payable and accrued liabilities were comprised of the following (in thousands):

	December 31,
	2023	2022
Accounts payable	$1,413	$568
Accrued vendors and other expenses	529	273
Accrued compensation and severance expenses	234	193
Total accounts payable and accrued liabilities	$2,176	$1,034

4. Convertible Note Receivable

On March 15, 2023, AgeX and Serina entered into a Convertible Note Purchase Agreement (the “Serina Note Purchase Agreement”), pursuant to which AgeX lent to Serina an aggregate principal amount of $10,000,000 as evidenced by the Serina Note on that date. Interest on the principal amount under the Serina Note accrues on the unpaid principal amount at a simple interest rate equal to 7% per annum, computed on the basis of the 360-day year of twelve 30-day months. The outstanding principal amount and accrued interest of $10,544,000 under the Serina Note will become due and payable on March 15, 2026.

In connection with the issuance of the Serina Note, AgeX is entitled to elect one member to the board of directors of Serina and receive certain information and inspection rights as well as participation rights for subsequent equity issuances.

The principal balance of the Serina Note with accrued interest will automatically convert into Serina preferred stock if Serina raises at least $25,000,000 through the sale of shares of Serina preferred stock (“qualifying event”). The conversion price per share shall be the lower of (a) 80% of the lowest price at which the shares of preferred stock were sold, and (b) a “capped price” equal to $105,000,000 divided by Serina’s then fully diluted capitalization. AgeX has the option to convert the Serina Note into Serina preferred stock after a sale of Serina preferred stock regardless of the amount sold by Serina. AgeX evaluated the 20% discounted conversion feature of the Serina Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the note and accounted for separately. The 20% discount was determined to have an immaterial value at inception and life to date of the Serina Note, as the probability of a future qualifying event is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest expense, net in the Other expense, net section of the consolidated statements of operations.

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

5. Related Party Transactions

During July 2023, AgeX and Juvenescence entered into an Exchange Agreement pursuant to which AgeX issued shares of Series A Preferred Stock and Series B Preferred Stock to Juvenescence in exchange for the extinguishment of a total of $36 million of indebtedness under the 2020 Loan Agreement, the 2022 Secured Note, and the 2023 Secured Note discussed below. The unused portion of the line of credit under the 2022 Secured Note remains available to AgeX subject to the terms and conditions of the 2022 Secured Note. The Series A Preferred Stock and Series B Preferred Stock automatically converted into shares of AgeX common stock on February 1, 2024. See Notes 7, Stockholders’ Equity/(Deficit), and 11, Subsequent Events.

2019 Loan Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the “First Amendment”) to the 2019 Loan Agreement which extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022, and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 to the 2019 Loan Agreement which increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement, as amended. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement, as amended. See discussion regarding the 2022 Secured Convertible Promissory Note within this Note 5.

2020 Loan Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”) pursuant to which Juvenescence provided to AgeX an $8.0 million line of credit for a period of 18 months. Through December 31, 2023, AgeX had drawn the full $8.0 million line of credit. AgeX issued to Juvenescence 810 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3.0 million under the 2020 Loan Agreement, and AgeX issued to Juvenescence warrants to purchase a total of 104,365 shares of AgeX common stock (“2020 Warrants”) as determined by the warrant formula described below of which 25,628 are outstanding as of December 31, 2023. On March 13, 2023, the 2020 Loan Agreement was amended to extend the maturity date to March 30, 2024. During July 2023, the full $8.0 million of 2020 Loan Agreement indebtedness was extinguished in exchange for shares of Series A Preferred Stock pursuant to the Exchange Agreement.

2020 Warrants — Under the terms of the 2020 Loan Agreement, each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable Market Price. The Market Price set for each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. AgeX had issued to Juvenescence 2020 Warrants to purchase a total of 104,365 shares of AgeX common stock of which 25,628 are outstanding as of December 31, 2023. The exercise prices of the 2020 Warrants issued through and that are still outstanding as of December 31, 2023 range from $28.49 per share to $66.65 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events, and have been adjusted to give effect to the Reverse Stock Split.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “2022 Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under the 2019 Loan Agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the 2022 Secured Note and added $2 million to the line of credit available to be borrowed by AgeX under the 2022 Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Second Amendment”) that increased the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note (the “Third Amendment’), to provide that (i) AgeX may draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering as defined in the 2022 Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX will not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment, and (iii) the definition of Reverse Financing Condition was amended to extend to June 20, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bioengineering, Inc. The date on which the outstanding principal balance of the 2022 Secured Note will become due and payable shall be May 9, 2024.

On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment (the “Fourth Amendment”) to the 2022 Secured Note to provide that (i) the definition of Reverse Financing Condition is amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by AgeX’s subsidiary Reverse Bio, and (ii) Juvenescence may convert the outstanding amount of the 2022 Secured Note loans or any portion of such loans into AgeX common stock without restriction by the “19.9% Cap” if Juvenescence elects to convert those amounts at a conversion price or prices equal to the “Drawdown Market Prices” applicable to such loan amounts in lieu of a lower conversion price set with reference to the current market price of AgeX common stock at the time of conversion. The 19.9% Cap is a provision of the 2022 Secured Note that limits the amount of common stock that Juvenescence may acquire through the conversion of Secured Note loans in order to comply with NYSE American requirements pertaining to the amount of shares that a listed company, such as AgeX, may sell at a price less than the market prices prevailing at the time the loans were made (the “Drawdown Market Prices”) without shareholder approval.

On October 3, 2023, AgeX drew $500,000 of its credit available under the 2022 Secured Note. On October 31, 2023 AgeX drew the final $500,000 of the credit line available under the Fourth Amendment.

On November 9, 2023, AgeX and Juvenescence entered into the Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note (the “Fifth Amendment”) that increases the amount of the line of credit available to AgeX by $4,400,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the 2022 Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

On November 15, 2023, AgeX drew $500,000 of its credit available under the 2022 Secured Note with Juvenescence. On December 5, 2023, AgeX drew $500,000 of its credit available under the 2022 Secured Note with Juvenescence.

As of December 31, 2023, AgeX had borrowed a total of $20,160,000 under the 2022 Secured Note, of which $7,500,000 was borrowed during the year ended December 31, 2023. During July 2023, $17,992,800 of 2022 Secured Note indebtedness, comprised of $16,660,000 borrowing and $1,332,800 of accrued loan origination fees, was extinguished in exchange for shares of Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement. See Note 7, Stockholders’ Equity/(Deficit).

As an arrangement fee for the 2022 Secured Note, AgeX will pay Juvenescence an origination fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the repayment date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the 2022 Secured Note.

2022 Warrants – Upon each drawdown of funds under the 2022 Secured Note prior to June 2, 2023 when the Third Amendment went into effect, AgeX issued to Juvenescence warrants to purchase shares of AgeX common stock (“2022 Warrants”). The 2022 Warrants are governed by the terms of a Warrant Agreement between AgeX and Juvenescence. The number of 2022 Warrants issued with respect to each draw of loan funds was equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable Market Price. The Market Price was the last closing price per share of AgeX common stock on the NYSE American preceding the delivery of the notice from AgeX requesting the draw of funds that triggered the obligation to issue 2022 Warrants. The exercise price of the 2022 Warrants is the applicable Market Price used to determine the number of Warrants issued. The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue.

As of December 31, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 294,482 shares of AgeX common stock, of which 2022 Warrants to purchase 53,980 shares of AgeX common stock were issued during the year ended December 31, 2023. The exercise prices of the 2022 Warrants issued through December 31, 2023 range from $20.75 per share to $30.94 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events, and have been adjusted to give effect to the Reverse Stock Split..

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

Default Provisions – The loan balance and origination fees may become immediately due and payable prior to the mandatory repayment date if an Event of Default occurs. Events of Default under the 2022 Secured Note include the following: (a) AgeX fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the 2022 Secured Note; (b) AgeX fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the 2022 Secured Note or the Security Agreement described below or any other agreement executed in connection with the 2022 Secured Note (the “Loan Documents”) and the failure is not remedied within three business days; (c) AgeX fails to perform any of its covenants or obligations or fail to satisfy any of the conditions under the 2022 Secured Note or any other Loan Document and, such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to AgeX and (ii) actual knowledge of the failure by senior officers of AgeX; (d) if any indebtedness of AgeX in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of AgeX in excess of $25,000 is not paid on its due date; (e) AgeX stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of AgeX and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for AgeX or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for AgeX to perform all or any of its obligations under the 2022 Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable AgeX to comply with its obligations under the 2022 Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes AgeX or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the 2022 Secured Note; (j) AgeX, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of the AgeX’s business, could not reasonably be expected to have a material adverse effect and does not result from AgeX’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall be contested by AgeX or a subsidiary; (iv) AgeX shall assert that its obligations under the 2022 Secured Note or any other Loan Document shall be invalid or unenforceable; or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of AgeX and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX to perform any of its obligations under the 2022 Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by AgeX in the 2022 Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Restrictive Covenants – The 2022 Secured Note includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the 2022 Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

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

$10 Million Secured Convertible Promissory Note

On March 13, 2023, AgeX and Juvenescence entered into a $10 Million Secured Convertible Promissory Note (the “2023 Secured Note”) pursuant to which Juvenescence has loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance the $10,000,000 loan to Serina under the Serina Note. See Note 4, Convertible Note Receivable, for further information on the Serina Note and the related Serina Note Purchase Agreement.

On July 31, 2023, AgeX and Juvenescence also entered into an amendment to the 2023 Secured Note that mirrors the amendments of the 2022 Secured Note described above, and also creates an earlier time window, ending October 31, 2023, during which Juvenescence may elect to convert any amount outstanding under the 2023 Secured Note into shares of AgeX common stock. After October 31, 2023, Juvenescence may convert outstanding amounts under the 2023 Secured Note into AgeX common stock on any date more than ninety (90) days after the earlier of (a) the occurrence of a Qualified Merger as defined, and (b) March 13, 2024.

The outstanding principal balance of the 2023 Secured Note was scheduled to become due and payable on March 13, 2026. In lieu of accrued interest, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) conversion of the 2023 Secured Note into shares of AgeX common stock, (ii) repayment of the 2023 Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment), and (iii) the acceleration of the maturity date of the 2023 Secured Note following an Event of Default as defined in the 2023 Secured Note.

During July 2023, the 2023 Secured Note indebtedness, plus a portion of the accrued loan origination fees, was exchanged for Series B Preferred Stock pursuant to the Exchange Agreement.

The 2023 Secured Note includes a provision allowing AgeX to convert the loan balance and any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the 2023 Secured Note. AgeX evaluated the 15% discounted conversion feature of the 2023 Secured Note under ASC 815-15, Derivatives and Hedging—Embedded Derivatives, and concluded that it was an embedded derivative which should be bifurcated from the 2023 Secured Note and accounted for separately. The 15% discount was determined to have an immaterial value at inception and life to date of the 2023 Secured Note, as the probability of a future financing event described above is remote. The likelihood of the future qualifying event will be evaluated at the end of each reporting period and any adjustments will be included in Interest expense, net in the Other expense, net section of the consolidated statements of operations.

The 2023 Secured Note includes certain covenants that among other matters require financial reporting and impose certain restrictions on AgeX that are substantially the same as those under the 2022 Secured Note.

AgeX has entered into an Amended and Restated Security Agreement that amends the February 14, 2022 Security Agreement between AgeX and Juvenescence and adds the 2023 Secured Note to the obligations secured by the Security Agreement. The Security Agreement grants Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default as defined in the 2023 Secured Note occurs, Juvenescence will have the right to foreclose on the assets pledged as collateral with respect to any accrued loan origination fees remaining unpaid under the 2023 Secured Note.

Registration Rights

AgeX entered into certain Registration Rights Agreements, as amended, pursuant to which AgeX has agreed to register for sale under the Securities Act of 1933, as amended (the “Securities Act”) all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement and pursuant to the 2022 Secured Note, and shares that they may acquire through the conversion of those loans into AgeX common stock. AgeX has filed a registration statement on Form S-3, which has become effective under the Securities Act, for offerings on a delayed or continuous basis covering 467,657 shares of AgeX common stock held by Juvenescence and 92,358 shares of AgeX common stock that may be issued upon the exercise of warrants held by Juvenescence. Juvenescence retains the right to require AgeX to register additional shares of common stock that Juvenescence may acquire through the exercise of warrants or the conversion of loans. AgeX is obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

AgeX and Juvenescence have entered into a second Registration Rights Agreement pursuant to which AgeX has agreed to use commercially reasonable efforts to register the for sale under the Securities Act the shares of common stock issuable upon conversion of Preferred Stock. A registration statement must be filed upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggyback” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders, subject to certain customary exceptions based on the nature of the registration statement. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of the common stock. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

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

The following table summarizes the debt issuance costs and the debt balances net of debt issuance costs by loan agreement as of December 31, 2023 (in thousands):

	Drawdown of Funds	Origination Fee	Debt Exchanged for Preferred Stock	Total Debt	Debt Issuance Costs	Amortization of Debt Issuance Costs	Total Debt, Net
Current
2020 Loan Agreement	$8,000	$-	$(8,000)	$-	$(2,806)	$2,806	$-
2022 Secured Note	20,160	1,590	(17,993)	3,757	(6,197)	6,112	3,672
Total current, net	28,160	1,590	(25,993)	3,757	(9,003)	8,918	3,672
Non-current
2023 Secured Note	10,000	700	(10,007)	693	(666)	666	693
Total debt, net	$38,160	$2,290	$(36,000)	$4,450	$(9,669)	$9,584	$4,365

Related Party Payables, net

From October 2018 through December 2023, AgeX’s Chief Operating Officer, who was also an employee of Juvenescence, was devoting a majority of his time to AgeX’s operations. AgeX reimburses Juvenescence for his services on an agreed-upon fixed annual amount of approximately $280,000. AgeX reimburses Juvenescence for services provided by other Juvenescence employees on a work order basis under a shared services agreement effective January 1, 2023. As of December 31, 2023 and 2022, AgeX had approximately $66,000 and $141,000 payable, respectively, to Juvenescence included in related party payables, net, on the consolidated balance sheets.

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

On December 21, 2023, AgeX executed that certain Letter of Indemnification in Lieu of or Supplemental to a Medallion Signature Guarantee (the “ETC Letter of Indemnification”), pursuant to which AgeX agreed to indemnify Equiniti Trust Company LLC and its affiliates, successors and assigns (the “ETC Indemnity”) from and against any and all claims, damages, liabilities or losses arising out of the transfer 467,657 shares of AgeX common stock held by Juvenescence US Corp. to JuvVentures (the “JUV US Share Transfer”). In connection with AgeX’s execution of the ETC Letter of Indemnification, AgeX, Juvenescence, the ultimate parent company of Juvenescence US Corp. and JuvVentures, entered into that certain Transfer of Shares of AgeX Therapeutics, Inc. Common Stock – Indemnification Agreement, pursuant to which Juvenescence agreed to indemnify AgeX against any and all claims, damages, liabilities or losses arising out of the JUV US Share Transfer or ETC Indemnity.

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

As a condition of each amount drawn up to $15,160,000 from the 2022 Secured Note, on receipt of each amount drawn AgeX granted to Juvenescence a number of warrants equal to 50% of the gross value of the relevant advance made. The gross value is the quotient of the drawdown amount and the exercise price. The exercise price was based on the market closing price of AgeX’s common stock on the NYSE American on the one day preceding the delivery of the relevant drawdown notice. See Note 5, Related Party Transactions.

AgeX has utilized the full credit available under the 2022 Secured Note that is subject to warrants and accordingly the warrants were issued for each of the advances of loan funds under the 2022 Secured Note. After all relevant assessments, AgeX determined that the warrants issued under the 2022 Secured Note require classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. In accordance with the accounting guidance, for each reporting period prior to the full drawdown of the entire $15,160,000 of the 2022 Secured Note line of credit subject to warrants, the amount of warrant liability was determined and recognized on the balance sheet for the applicable reporting period based on the number of warrants that would have been issued if $15,160,000 of the 2022 Secured Note line of credit was drawn. The amount of warrant liability attributed to the expected future issuance of warrants upon subsequent loan draws was subsequently adjusted for the fair value of warrants actually issued upon each loan draw, and the number of warrants that could be issued for the remaining credit available was re-measured for the applicable reporting period with changes being recorded as a component of net other expense in the consolidated statements of operations.

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

The fair value of the warrant liabilities was measured using a Black-Scholes option pricing model. Significant inputs into the model at the inception date, the date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

Black-Scholes Assumptions	Exercise Price (1)	Warrant Expiration Date (2)	Stock Price (3)	Interest Rate (annual) (4)	Volatility (annual) (5)	Time to Maturity (Years)	Calculated Fair Value per Share
Inception Date: 2/14/2022	$27.43	2/13/2025	$24.32	1.80%	122.99%	3	$17.11
Issuance Date: 2/14/2022	$27.43	2/13/2025	$24.32	1.80%	122.99%	3	$17.11
Issuance Date: 2/15/2022	$27.43	2/14/2025	$26.28	1.80%	123.28%	3	$18.81
Period Ended 3/31/2022	$33.06	3/30/2025	$30.04	2.45%	123.28%	3	$21.36
Issuance Date: 4/4/2022	$30.94	4/3/2025	$28.79	2.61%	123.31%	3	$20.59
Issuance Date: 6/6/2022	$25.01	6/5/2025	$28.14	2.94%	122.62%	3	$20.84
Period Ended 6/30/2022	$21.10	6/29/2025	$20.27	2.99%	122.21%	3	$14.53
Issuance Date: 8/16/2022	$23.56	8/15/2025	$22.51	3.19%	121.37%	3	$16.07
Period Ended 9/30/2022	$21.45	9/29/2025	$19.75	4.25%	121.49%	3	$14.09
Issuance Date: 10/21/2022	$24.27	10/20/2025	$21.81	4.52%	120.51%	3	$15.42
Issuance Date: 12/14/2022	$20.75	12/13/2025	$18.99	3.94%	120.01%	3	$13.40
Period Ended 12/31/2022	$19.34	12/30/2025	$19.41	4.22%	119.31%	3	$13.93
Issuance Date: 1/25/2023	$25.85	1/24/2026	$26.42	3.84%	119.17%	3	$18.98
Inception Date: 2/9/2023	$24.72	2/8/2026	$23.20	4.15%	118.94%	3	$16.38
Issuance Date: 2/15/2023	$21.93	2/14/2026	$21.10	4.35%	118.93%	3	$14.99
Period Ended 3/31/2023	$23.25	3/30/2026	$23.32	3.81%	113.43%	3	$16.15
Issuance Date: 4/4/2023	$23.25	4/3/2026	$23.67	3.60%	113.01%	3	$16.39

(1)	Based on the market closing price of AgeX’s common stock on the NYSE American on the day prior to each debt Inception Date, on each presented period ending date, and one day prior to the delivery of the relevant drawdown notice in accordance with terms of the 2022 Secured Note (with such drawdown notice delivery date being shown as the Issuance Date in the table), and as adjusted to reflect the Reverse Stock Split. For this purpose, the date on which the 2022 Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Warrants are exercisable over a three-year period from each Issuance Date.

(3)	Based on the market price of AgeX’s common stock on the NYSE American as of each date presented.

(4)	Interest rate for U.S. Treasury Bonds, as of each date presented, as published by the U.S. Federal Reserve.

(5)	Based on the historical daily volatility of AgeX common stock as of each date presented.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below.

Warrant Liability	Credit Line and Draw Amounts (in thousands)		Warrants		Fair Value per Share	Fair Value (in thousands)
Fair value as of January 1, 2022	$-		-		$-	$-
Fair value at initial measurement date of 2/14/2022	13,160	(1)	239,860	(2)	17,11	4,103
Fair value of warrants issued on 2/14/2022	(7,160	)(3)	(130,501	)(4)	17.11	(2,232)
Fair value of warrants issued on 2/15/2022	(1,000	)(3)	(18,226	)(4)	18.81	(343)
Fair value of warrants issued on 4/4/2022	(1,000	)(3)	(16,162	)(4)	20.59	(333)
Fair value of warrants issued on 6/6/2022	(1,000	)(3)	(19,995	)(4)	20.84	(417)
Fair value of warrants issued on 8/16/2022	(1,000	)(3)	(21,222	)(4)	16.07	(341)
Fair value of warrants issued on 10/21/2022	(500	)(3)	(10,301	)(4)	15.42	(159)
Fair value of warrants issued on 12/14/2022	(1,000	)(3)	(24,096	)(4)	13.40	(323)
Change in fair value of warrants	-		-		-	225
Fair value as of December 31, 2022	$500	(1)	12,924	(2)	$13.93	$180
Fair value of warrants issued on 1/25/2023	(500	)(3)	(9,671	)(4)	18.98	(184)
Fair value at initial measurement date of 2/9/2023	2,000	(1)	40,457	(2)	16.38	663
Fair value of warrants issued on 2/15/2023	(1,000	)(3)	(22,801	)(4)	14.99	(342)
Fair value of warrants issued on 4/4/2023	(1,000	)(3)	(21,507	)(4)	16.39	(352)
Change in fair value of warrants	-		-		-	35
Fair value as of December 31, 2023	$-	(1)	-	(2)	$-	$-

(1)	Amount of credit available under the 2022 Secured Note on date of inception and as of each period end date. For this purpose, the date on which the 2022 Secured Note was amended and restated to increase the line of credit by $2,000,000 was treated as a new Inception Date for that portion of the line of credit.

(2)	Number of warrants issuable, as applicable, (a) if the amount of credit available was drawn for measurement as of the applicable inception date, or (b) subsequently for remeasurement as of each period end date.

(3)	Amount of drawdown as of the date presented.

(4)	Number of warrants issued upon receipt of amounts drawn against the 2022 Secured Note as of the date presented.

During the years ended December 31, 2023 and 2022, AgeX recorded a loss of $35,000 and $225,000, respectively, on changes in the fair value of warrants.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and AgeX’s stock prices and historical volatility as inputs. None of the warrants issued have been exercised.

7. Stockholders’ Equity/(Deficit)

Preferred Stock

On July 24, 2023, AgeX issued to Juvenescence 211,600 shares of a newly authorized Series A Preferred Stock and 148,400 shares of a newly authorized Series B Preferred Stock in exchange for the cancellation of a total of $36 million of indebtedness consisting of the outstanding principal amount of loans then outstanding under the 2020 Loan Agreement, the 2022 Secured Note, and the 2023 Secured Note, plus the loan origination fees accrued with respect to the 2022 Secured Note and a portion of the loan origination fees accrued pursuant to the 2023 Secured Note. The cancellation of indebtedness in exchange for the Series A Preferred Stock and Series B Preferred Stock (collectively referred to as the “Preferred Stock”) was conducted pursuant to the Exchange Agreement between AgeX and Juvenescence. All of the shares of Preferred Stock were automatically converted into a total of 1,421,666 shares of AgeX common stock on February 1, 2024 in accordance with the terms of the Preferred Stock. See Note 11, Subsequent Events.

Classification of Preferred Stock

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

The redemption rights of the Series A Preferred Stock and Series B Preferred Stock in case of a “deemed liquidation” provide that the holders of AgeX preferred stock would always be entitled to receive the same form of consideration as the holders of AgeX common stock. Accordingly, the preferred stock has been presented in permanent equity section of the consolidated balance sheet.

The following is a description of certain terms of the Preferred Stock that were applicable to the shares of Preferred Stock outstanding as of December 31, 2023. However, all of the Preferred Stock was converted into shares of common stock on February 1, 2024. See Note 11, Subsequent Events.

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

Conversion of Preferred Stock into Common Stock – Each share of Preferred Stock shall be convertible into a number of shares of AgeX common stock determined by dividing (x) a number equal to the number of dollars and cents comprising the subscription price, by (y) a number equal to the number of dollars and cents comprising the conversion price. The subscription price per share of Preferred Stock is $100 which was paid through the exchange of indebtedness for shares of Preferred Stock. The conversion price per share of Series A Preferred Stock or Series B Preferred Stock is $0.72 which was the closing price of AgeX common stock on the NYSE American on the last trading day immediately preceding the execution of the Exchange Agreement and prior to adjustment to give effect to the Reverse Stock Split.

Optional Conversion – Preferred Stock shall be convertible into common stock at the election of the holder of shares of Preferred Stock at any time and from time to time subject to the limitations on conversion of Series B Preferred Stock discussed below.

Automatic Conversion – The outstanding shares of Series A Preferred Stock and Series B Preferred Stock shall automatically be converted into common stock without any further act of AgeX or its stockholders (“Automatic Conversion”) upon the earliest of: (x) the date on which AgeX or a subsidiary shall have consummated a merger with Serina, or a subsidiary thereof; and (y) February 1, 2024. Further, if the holders of at least a majority of the outstanding shares of Series A Preferred Stock or Series B Preferred Stock approve or consent to the Automatic Conversion of the shares of that series, then the outstanding shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, shall be converted into common stock upon such approval or consent.

The outstanding shares of Series B Preferred Stock shall automatically be converted into common stock without any further act of AgeX or its stockholders upon the earliest of: (x) the date on which AgeX or a subsidiary shall have consummated a merger with Serina or a subsidiary thereof; and (y) February 1, 2024.

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

Governing Law – The powers, designations, preferences, rights, qualifications, limitations, and restrictions of either series of Preferred Stock, the validity, authorization and issuance of such Preferred Stock, and the conversion of such Preferred Stock into common stock shall be governed by and construed and enforced in accordance with the internal laws of the State of Delaware, without regard to the principles of conflict of laws thereof, and all legal proceedings pursuant or with respect to or concerning such matters (a “Proceeding”), whether brought by or against a holder of Preferred Stock or AgeX or any of their respective directors, officers, stockholders, employees or agents, shall be commenced in the state and federal courts sitting in the State of Delaware (the “Delaware Courts”). The Preferred Stock provides that (a) AgeX and each holder of Preferred Stock irrevocably submits to the exclusive jurisdiction of the Delaware Courts for the adjudication of any Proceeding, and irrevocably waives, and agrees not to assert in any Proceeding any claim that they are not personally subject to the jurisdiction of such Delaware Courts, or such Delaware Courts are an improper or inconvenient venue for such Proceeding, and (b) AgeX and each holder of Preferred Stock irrevocably waives personal service of process and consents to process being served in any such Proceeding by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to such party and agrees that such service shall constitute good and sufficient service of process and notice.

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

As of December 31, 2023 and 2022, there were 1,079,080 and 1,079,022 shares of AgeX common stock issued and outstanding, respectively.

Issuance and Sale of Warrants by AgeX

In connection with the $2,500,000 of drawdowns of loan funds from Juvenescence under the 2022 Secured Note during the year ended December 31, 2023, AgeX issued to Juvenescence 2022 Warrants to purchase 53,980 shares of AgeX common stock. See Note 6, Warrant Liability.

8. Stock-Based Awards

Equity Incentive Plan

Under the 2017 Equity Incentive Plan, as amended (the “Incentive Plan”), AgeX has reserved 241,683 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of restricted stock units which are hypothetical units issued with reference to common stock (“Restricted Stock Units” or “RSUs”). AgeX may also grant stock appreciation rights (“SARs”) under the Incentive Plan. The Plan also permits AgeX to issue such other securities as its Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to AgeX employees, directors, and consultants.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events.

No person shall be granted, during any one year period, options to purchase, or SARs with respect to, more than 28,433 shares in the aggregate, or any Awards of Restricted Stock or RSUs with respect to more than 14,216 shares in the aggregate. If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

No Awards may be granted under the Incentive Plan more than ten years after the date upon which the Incentive Plan was adopted by the Board, and no options or SARS granted under the Incentive Plan may be exercised after the expiration of ten years from the date of grant.

Stock Options

Options granted under the Incentive Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (“IRC” or the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to AgeX employees and employees of subsidiaries. The exercise price of stock options granted under the Incentive Plan must be equal to the fair market of AgeX common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of AgeX stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000.

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

Stock Appreciation Rights (“SARs”)

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

Equity Incentive Plan Awards

A summary of the Incentive Plan activity and related information follows (in thousands except weighted-average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted- Average Exercise Price
Balance at January 1, 2022	29	96	-	$81.62
Increase option pool	114	-	-	-
Options granted	(3)	3	-	27.76
Options forfeited, cancelled or expired	6	(6)	-	99.12
Restricted stock units vested	-	-	-	-
Balance at December 31, 2022	146	93	-	$79.07
Options granted	(1)	1	-	26.73
Options forfeited, cancelled or expired	11	(11)	-	67.30
Restricted stock units vested	-	-	-	-
Balance at December 31, 2023	156	83	-	$80.28
Options exercisable at December 31, 2023		80		$81.70

There were no exercises of stock options during the years ended December 31, 2023 and 2022. Total proceeds, if all options granted and outstanding as of December 31, 2023 were exercised, would be approximately $6.6 million.

At December 31, 2023, AgeX had approximately $68,000 of total unrecognized compensation costs related to the stock options and unvested RSUs under the Incentive Plan that will be recognized as expense over a weighted-average period of approximately 1.36 years.

The aggregate intrinsic value of options outstanding and options exercisable were nil as of December 31, 2023.

Stock-Based Compensation Expense

AgeX recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$9	$32
General and administrative	639	728
Total stock-based compensation expense	$648	$760

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2023 and 2022 was $22.41 per share and $24.48 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Grant Price	$26.73	$27.76
Expected life (in years)	5.15	5.58
Risk-free interest rates	4.12%	1.74%
Volatility	118.12%	130.71%
Dividend yield	-%	-%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If AgeX had made different assumptions, its stock-based compensation expense and net loss for the years ended December 31, 2023 and 2022 may have been significantly different. See Note 2, Summary of Significant Accounting Policies, for a discussion of the factors used in determining these assumptions.

AgeX does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Income Taxes

Net loss from operations before income taxes for the years ended December 31, 2023 and 2022 was approximately $14.8 million and $10.5 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the net deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2023	2022
Net operating loss carryforwards	$14,278	$12,408
Capital loss carryforwards	3,120	3,120
Research and development credit carryforwards	1,178	1,138
Patents and fixed assets	975	879
Stock-based compensation	676	643
Capitalized research expenses	414	211
Other, net	175	62
Valuation allowance	(20,816)	(18,461)
Total net deferred tax assets	$-	$-

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. AgeX established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss (“NOL”) carryforwards and other deferred tax assets.

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate indicated to pretax losses from operations as a result of the following:

	December 31,
	2023	2022
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	-%	1%
State tax benefit, net of effect on federal income taxes	4%	(7)%
Permanent differences	(4)%	-%
Stock-based compensation	(1)%	(2)%
Debt finance equity costs	(5)%	(6)%
Return to provision and other adjustments	-%	(5)%
Change in valuation allowance	(15)%	(2)%
	-%	-%

AgeX has established an accrual for uncertain tax positions related to its U.S. research and development credits. As of December 31, 2023 and 2022, there was no accrued interest related to uncertain tax positions. AgeX does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Balance at January 1	$379	$-
Additions for tax positions related to the current year	14	23
Additions for tax positions related to prior years	-	356
Reductions for tax positions related to prior years	-	-
Reductions related to settlements	-	-
Reductions related to a lapse of statute	-	-
Balance at December 31	$393	$379

AgeX monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. At December 31, 2023, AgeX had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

As of December 31, 2023, AgeX has net operating loss carryforwards of approximately $59.7 million for U.S. federal income tax purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a consolidated federal tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the consolidated federal tax group.

As of December 31, 2023, AgeX has net operating losses of approximately $19.8 million for California purposes. In general, NOLs and other tax credit carryforwards generated by legal entities in a combined state tax group are available to other members of the tax group depending on the nature of the transaction that a member may enter into while still in the combined state tax group. Federal net operating losses generated on or prior to December 31, 2017, expire in varying amounts between 2028 and 2037, while federal net operating losses generated after December 31, 2017, carryforward indefinitely. The state net operating losses expire in varying amounts between 2028 and 2043.

As of December 31, 2023, AgeX has research and development tax credit carryforwards for federal and state tax purposes $0.7 million and $0.5 million, respectively. The federal tax credits expire between 2028 and 2043, while the state tax credits have no expiration date.

As of December 31, 2023, AgeX has capital loss carryforwards for federal and state tax purposes of $12.4 million and $5.9 million, respectively. The federal and California capital loss carryforwards will expire in 2026.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. We will continue to monitor this issue for future developments, but we do not expect R&E capitalization and amortization to require us to pay cash taxes now or in the near future.

For the year ended December 31, 2023, we experienced a loss; therefore, no income tax provision was recorded for the year ended December 31, 2023.

Other Income Tax Matters

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

AgeX and its subsidiaries may be subject to potential income tax examination by U.S. federal or states authorities. These potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws. AgeX filed its first consolidated federal tax return in 2018. AgeX and its current subsidiaries are not subject to tax examination by federal tax authorities for tax years beginning before 2020 and for state tax authorities beginning before 2019. However, the tax authorities may still make adjustments to the net operating loss and credit carryforwards used in open years by AgeX or any of its subsidiaries. Any potential examinations may include inquiries regarding the timing and amount of deductions, and compliance with U.S. federal and state tax laws.

10. Commitments and Contingencies

Office Lease Agreement

AgeX leased office space in Alameda, California. For 2022, base monthly rent was $1,074 and for 2023, base monthly rent is $844 for slightly less space at the same building. The lease also includes office furniture rental, janitorial services, utilities, and internet service.

ASC 842

For the office lease, AgeX has elected to not apply the recognition requirements under ASC 842 and instead recognized the lease payments as lease costs on a straight-line basis over the lease term, as the amount of the lease payments is not deemed material.

There were no future minimum lease commitments as of December 31, 2023.

Litigation – General

AgeX is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When AgeX is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, AgeX will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, AgeX discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. AgeX is not aware of any claim for which a liability has not been accrued and which is likely to have a material adverse effect on its financial condition or results of operations.

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

Indemnifications

In the normal course of business, AgeX may provide indemnifications of varying scope under AgeX’s agreements with other companies or consultants, typically for AgeX’s research and development programs. Pursuant to these agreements, AgeX will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with AgeX’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from AgeX to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. A sales agreement between AgeX and Chardan Capital Markets, LLC also included indemnification provisions pursuant to which the parties agreed to indemnify each other from certain liabilities that could arise from the offer and sale of AgeX common stock, including liabilities under the Securities Act. Similarly, the Registration Rights Agreement between Juvenescence and AgeX includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. AgeX has also agreed to provide the AST Indemnity and ETC Indemnity pursuant to the Letter of Indemnification and ETC Letter of Indemnity described in Note 5, Related Party Transactions. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments AgeX could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, AgeX has not been subject to any claims or demands for indemnification. AgeX also maintains various liability insurance policies that limit AgeX’s financial exposure and in the case of the AST Indemnity and ETC Indemnity AgeX has received cross-indemnities from Juvenescence against all claims, damages, liabilities or losses arising out of the AST Indemnity and ETC Indemnity. As a result, AgeX believes the fair value of these indemnification agreements is minimal. Accordingly, AgeX has not recorded any liabilities for these agreements as of December 31, 2023 and 2022.

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

On May 24, 2023, AgeX filed a request for a review of the delisting determination by a Committee of the Board of Directors of the Exchange. On May 31, 2023, AgeX received a notice from the staff of the Exchange which scheduled a hearing for July 25, 2023. On July 24, 2023, AgeX issued shares of preferred stock to Juvenescence in exchange for the extinguishment of $36 million of indebtedness owed to Juvenescence for the purpose of remediating the deficiency in stockholders equity, and the hearing at the Exchange scheduled for July 25 was cancelled. See Note 7, Stockholders’ Equity/(Deficit), for further discussion on the classification of preferred stock and amendment to Section 3(b) of the terms of the Series A Preferred Stock and Series B Preferred Stock.

11. Subsequent Events

On February 9, 2024, AgeX and Juvenescence executed a Sixth Amendment to Amended and Restated Convertible Promissory Note (the “Sixth Amendment”) that extends to May 9, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note.

From January 1 through March 20, 2024, AgeX drew in the aggregate $5,800,000 of its credit available under the 2022 Secured Note with Juvenescence.

On February 1, 2024, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock automatically converted into a total of 1,421,666 shares of AgeX common stock in accordance with their terms and after that conversion no shares of AgeX Preferred Stock remained outstanding. Those shares of common stock issued to Juvenescence increased Juvenescence’s direct and indirect holding of outstanding shares of AgeX common stock to 1,889,323 shares, or approximately 75.6% of the shares of common stock outstanding on March 14, 2024, including shares of AgeX common stock held by Juvenescence’s subsidiaries but not taking into account any additional shares of AgeX common stock that Juvenescence may acquire through the conversion of loan balances and the exercise of AgeX common stock purchase warrants or Post-Merger Warrants that were distributed on March 19, 2024.

At the Special Meeting of stockholders on March 14, 2024, AgeX stockholders approved certain matters required for the Merger to be consummated in accordance with the terms of the Merger Agreement. On February 16, 2024, holders of outstanding Serina voting securities approved certain matters required for the Merger to be consummated in accordance with the terms of the Merger Agreement.

On March 14, 2024, AgeX implemented the 1 for 35.17 Reverse Stock Split of its common stock. See Note 1, Organization, Basis of Presentation and Liquidity.

On March 19, 2024, AgeX issued the Post-Merger Warrants to each holder of AgeX common stock as of the dividend record date, March 18, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

Item 9B. Other Information

(a) Warrant Dividend and Entry into Warrant Agreement

On March 19, 2024, AgeX issued to each stockholder of record as of the close of business on March 18, 2024 (the “Warrant Dividend Record Date”) three warrants (each, a “Post-Merger Warrant”) for each five shares of AgeX common stock issued and outstanding held by a stockholder of record as of the Warrant Dividend Record Date. Each Post-Merger Warrant will be exercisable at an exercise price equal to $13.20 per warrant (such exercise price reflecting the Reverse Stock Split) for (i) one share of AgeX common stock and (ii) one warrant (each, an “Incentive Warrant”) and will expire on July 31, 2025. Each Incentive Warrant will be exercisable at an exercise price equal to $18.00 per warrant (such exercise price reflecting the Reverse Stock Split) for one share of AgeX common stock and will expire on the four-year anniversary of closing of the Merger.

Each Post-Merger Warrant was issued and each Incentive Warrant will be issued pursuant to the terms of the warrant agreement, dated as of March 19, 2024 (the “Warrant Agreement”), by and between AgeX and Equiniti Trust Company, LLC, a New York limited liability company, as warrant agent (the “Warrant Agent”). No fractional warrants were issued. The number of Post-Merger Warrants issued to a stockholder of record were rounded down to the nearest whole number if such holder was entitled to receive a fractional warrant.

Registration Requirements. AgeX agreed to use its commercially reasonable efforts to maintain the effectiveness of the registration statement on Form S-4/S-1 (Registration No. 333-275536), and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the Warrant Agreement.

In addition, AgeX agreed that as soon as practicable, but in no event later than 30 business days after the closing of the Merger, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the resale of the shares of AgeX common stock issuable upon the exercise of (i) the Post-Merger Warrants and (ii) the Incentive Warrants. AgeX also agreed to use its best efforts to cause such registration statement to become effective within 60 business days after the closing of the Merger and to use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the earliest of the following: (a) when a registration statement covering such shares becomes or has been declared effective by the SEC and such shares have been sold or disposed of pursuant to such effective registration statement; (b) when such shares have been sold or disposed of pursuant to Rule 144 under the Securities Act (or any successor or similar provision adopted by the SEC then in effect) under circumstances in which all of the applicable conditions of Rule 144 (as then in effect) are met; (c) when such shares become eligible for resale without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for AgeX to be in compliance with the current public information requirement under Rule 144, as reasonably determined by counsel to AgeX; (d) when such shares are held by AgeX; or (e) when such shares have been sold or disposed of in a private transaction in which the transferor’s rights under the Warrant Agreement are not assigned to the transferee of such securities.

Warrant Exercise. Each warrant may be exercised by the holder in lawful money of the United States.

Maximum Percentage. A holder of a Post-Merger Warrant or Incentive Warrant will be able to notify AgeX in writing in the event such person elects to be subject to the requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the Warrant Agent’s actual knowledge, would beneficially own in excess of 9.999% (or such other amount as a holder may specify) of the shares of AgeX common stock outstanding immediately after giving effect to such exercise.

Stock Dividends. If the number of outstanding shares of AgeX common stock is increased by a stock dividend payable in shares of AgeX common stock to all or substantially all holders of AgeX common stock, or by a split-up of shares of AgeX common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of AgeX common stock issuable on exercise of each Post-Merger Warrant and Incentive Warrant will be increased in proportion to such increase in the outstanding shares of AgeX common stock.

Aggregation of Shares. If the number of outstanding shares of AgeX common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of AgeX common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of AgeX common stock issuable on exercise of each Post-Merger Warrant or Incentive Warrant will be decreased in proportion to such decrease in outstanding shares of AgeX common stock.

Adjustments in Exercise Price. Whenever the number of shares of AgeX common stock purchasable upon the exercise of a Post-Merger Warrant or Incentive Warrant is adjusted, as described above, the applicable warrant exercise price will be adjusted by multiplying the applicable warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of shares of AgeX common stock purchasable upon the exercise of such warrant immediately prior to such adjustment, and (y) the denominator of which will be the number of shares of AgeX common stock so purchasable immediately thereafter.

Replacement of Securities upon Reorganization, etc. In case of any reclassification or reorganization of the outstanding shares of AgeX common stock (other than those described under “—Stock Dividends” and “—Aggregation of Shares” above or that solely affects the par value of such shares of AgeX common stock), or in the case of any merger or consolidation of AgeX with or into another corporation (other than a consolidation or merger in which AgeX is the continuing corporation and that does not result in any reclassification or reorganization of the outstanding shares of AgeX common stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of AgeX as an entirety or substantially as an entirety in connection with which AgeX is dissolved, a holder of a Post-Merger Warrant or Incentive Warrant will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in such warrant and in lieu of the shares of AgeX common stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of such warrant would have received if such holder had exercised such warrant immediately prior to such event. However, if such holder of AgeX common stock was entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each such warrant will become exercisable will be deemed to be the weighted average of the kind and amount received per share by such holder of AgeX common stock in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer will have been made to and accepted by such holder of AgeX common stock under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act) more than 50% of the outstanding AgeX common stock, the holder of a Post-Merger Warrant or Incentive Warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant holder had exercised the Post-Merger Warrant or Incentive Warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the AgeX common stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustments (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the Warrant Agreement. Additionally, if less than 70% of the consideration receivable by the holders of AgeX common stock in such a transaction is payable in the form of AgeX capital stock or shares in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the Post-Merger Warrant or Incentive Warrant properly exercises such warrant within 30 days following public disclosure of the consummation of such transaction, the applicable exercise price of such warrant will be reduced by an amount (in dollars) equal to the difference of (i) the applicable exercise price in effect prior to such reduction minus (ii) (A) the per share consideration (as defined in the Warrant Agreement) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined in the Warrant Agreement).

No Fractional Warrants. No fractional warrants will be issued. If the holder of any Post-Merger Warrant would be entitled to receive a fractional Incentive Warrant upon the exercise of a Post-Merger Warrant, AgeX will round down to the nearest whole number the number of Incentive Warrants to be issued to such holder.

No Fractional Shares. Notwithstanding any provision contained in the Warrant Agreement to the contrary, no fractional shares of AgeX common stock will be issued upon the exercise of Post-Merger Warrants or Incentive Warrants. If, by reason of any adjustment under the terms of the Warrant Agreement, the holder of any Post-Merger Warrant or Incentive Warrant would be entitled, upon the exercise of such warrant, to receive a fractional interest in a share, AgeX will, upon such exercise, round down to the nearest whole number the number of shares of AgeX common stock to be issued to such holder.

Other Events. In case any event shall occur affecting AgeX as to which none of the adjustment provisions of the Warrant Agreement are strictly applicable, but which would require an adjustment to the terms of the Post-Merger Warrants or Incentive Warrants in order to (i) avoid an adverse impact on such warrants and (ii) effectuate the intent and purpose of the adjustment provisions of the Warrant Agreement, then, in each such case, AgeX will agree to appoint a firm of independent public accountants, investment banking or other appraisal firm of recognized national standing, which will give its opinion as to whether or not any adjustment to the rights represented by the Post-Merger Warrants or Incentive Warrants is necessary to effectuate the intent and purpose of the adjustment provisions of the Warrant Agreement and, if they determine that an adjustment is necessary, the terms of such adjustment. AgeX will agree to adjust the terms of the Post-Merger Warrants or Incentive Warrants in a manner that is consistent with any adjustment recommended in such opinion.

Transfer of Warrants. The Post-Merger Warrants are and the Incentive Warrants will be non-transferrable, other than through a Permitted Transfer (as defined below). The Post-Merger Warrants are not and the Incentive Warrants will not be listed on any quotation system or traded on any securities exchange. For purposes of the Warrant Agreement, the term “Permitted Transfer” will mean a transfer of a Post-Merger Warrant or Incentive Warrant (a) upon death of the holder by will or intestacy; (b) pursuant to a court order; (c) by operation of law (including by consolidation or merger) or without consideration in connection with the dissolution, liquidation or termination of any corporation, limited liability company, partnership or other entity; (d) in the case of Post-Merger Warrants or Incentive Warrants held by Juvenescence to any affiliate of, or third party nominated by Juvenescence, provided that Juvenescence shall remain responsible for the obligations of Juvenescence under the Side Letter; or (e) in the case of such warrant being held in book-entry or other similar nominee form, from a nominee to a beneficial owner and, if applicable, through an intermediary, to the extent allowable by the depository; provided; however, that the permitted transferee will need to enter into a written agreement with AgeX agreeing to be bound by the transfer restrictions in Warrant Agreement.

The foregoing description of the Post-Merger Warrants, Incentive Warrants and the Warrant Agreement is only a summary and is qualified in its entirety by reference to the full text of the Form of Post-Merger Warrant, Form of Incentive Warrant and the Warrant Agreement, copies of which are attached to this Report as Exhibit 4.4, Exhibit 4.5 and Exhibit 10.49 and each is incorporated herein by reference.

(b) Trading Arrangement Disclosure

During the fourth quarter of the fiscal year ended December 31, 2023, none of AgeX’s officers or directors adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement” as such terms are defined in Item 408(a) of SEC Regulation S-K.

(c) 2022 Secured Note Transactions

On March 20, 2024, AgeX drew $900,000 of its credit available under the 2022 Secured Note.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Our Current Directors

The following table sets forth information regarding our Board of Directors as of March 14, 2024. If the Merger is consummated, the membership of our Board of Directors will change, and we expect that Gregory H. Bailey and Steven Mintz will be the only current AgeX directors who will continue to serve as directors of the Combined Company after the Merger. See “Initial Post-Merger Directors” for information about the persons we expect initially to serve as directors of the Combined Company after consummation of the Merger.

			Committee Membership
Name of Director	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance
Non-Employee Directors
Gregory H. Bailey, M.D.	68	August 2018		Chair	Member
Joanne M. Hackett, Ph.D.	45	December 2021
Jean-Christophe Renondin, M.D.	64	August 2023	Member	Member	Chair
Steven Mintz	57	January 2024	Chair	Member	Member

Gregory H. Bailey, M.D. joined our Board of Directors in August 2018 and served as the Chairman of our Board of Directors from October 2018 until May 2022. Dr. Bailey is currently Executive Chairman of Juvenescence Limited. From October 2017 until January 2023 Dr. Bailey served as the Chief Executive Officer of Juvenescence Limited, a privately held company focused on the development of therapies for ageing and age-related diseases. Dr. Bailey is also a director of Manx Financial Group, plc, BioHaven Inc, SalvaRx Inc and Portage Biotech. Dr. Bailey has founded and served as a director of a number of private and public companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for ten years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario. We believe that Dr. Bailey is qualified to serve on our Board based on his years of experience in medicine and as an executive and in finance for the biotechnology industry.

Joanne M. Hackett, Ph.D. joined our Board of Directors in December 2021 and became the Chairperson of our Board of Directors in May 2022, and Interim Chief Executive Officer in August 2023. Dr. Hackett is currently the Head of Genomic and Precision Medicine at IQVIA. IQVIA is a world leader in using data, technology, advanced analytics, and expertise to help customers drive healthcare forward. From 2017 to 2020 Dr. Hackett served as Chief Commercial Officer of Genomics England, where she engaged industry, academia and the clinical community to achieve the goal of sequencing genomes of patients and families of patients with rare diseases, and patients with common cancers. Genomics England is owned by the Department of Health and Social Care in the United Kingdom. During 2016 and 2017 Dr. Hackett served as Chief Commercial Officer and Interim Chief Executive Officer of Precision Medicine Catapult, which was established in the United Kingdom with the goal of developing, delivering and commercializing precision medicine. Dr. Hackett served as Director of Commercial Development for UCLPartners in London, England from 2013 – 2016. UCLPartners is focused on co-creating, testing and implementing innovative healthcare solutions with its academic and healthcare partners, and fostering the wider spread and adoption of those solutions. Previously, she served as Chief Operating Officer and Research Lead at Cambridge University Health Partners, and she has held other positions in the biomedical industry and in academia, including as a research scientist, and she has served on a number of advisory committees and advisory boards in the biomedical and healthcare fields. Dr. Hackett holds a PhD in Molecular Genetics from the University of New Brunswick. Dr. Hackett’s years of Ie in genomics and regenerative medicine with a focus on commercialization of new therapies and technologies makes her an excellent candidate to serve on our Board of Directors and as Interim Chief Executive Officer.

Jean-Christophe Renondin, M.D. joined our Board of Directors during August 2023. Dr. Renondin is Managing Partner at Vesalius Biocapital, a venture capital firm. From 2015 to 2022, Dr. Renondin served as Senior Healthcare Manager at the Sovereign Fund of Oman where he implemented investment strategy and pursued investment opportunities in North America, Europe and Asia. Dr. Renondin has served in management roles at a number of healthcare and investment firms, including serving for five years as managing director of Bryan Garnier & Co. Dr. Renondin served as a director of Cognate Bioservices Limited, a company in the business of contract development and manufacturing, specializing in cell and cell-mediated gene therapy products, which is now owned by Charles River Laboratories International, as a director of Juvenescence Limited from March 2020 until June 2023, and as a director of Viscogliosi Brothers Acquisition Corp. Dr. Renondin received an MBA degree from the Tuck School of Business at Dartmouth University and an MD degree from Universite Paris Cite. We believe that Dr. Renondin is qualified to serve on our Board based on his years of management experience in healthcare, investment, and finance.

Steven Mintz joined our Board of Directors during January 2024. Mr. Mintz has been a self-employed financial consultant since 1998 serving both private individuals and companies, as well as public companies in a variety of industries including mining, oil and gas, real estate and investment strategies. He is currently President of St. Germain Capital Corp., a private consulting and investment firm. He is also a principal and CFO of the Minkids Group, a family investment and development company. Mr. Mintz is currently a director of Portage Biotech, Inc., a clinical-stage immuno-oncology company advancing multi-targeted therapies for cancer. Mr. Mintz previously served as a director of IM Cannabis (formerly Navasota Resources). Mr. Mintz graduated from the University of Toronto in 1989 and obtained his C.A. designation in June of 1992.

Initial Post-Merger Directors

The following table provides information regarding the expected directors of the Combined Company following the closing of the Merger:

Name	Age	Position
Steve Ledger	64	Interim Chief Executive Officer and Class II Director
Non-Employee Directors
Gregory H. Bailey, M.D.	68	Chairman of the Board and Class III Director
Steven Mintz	57	Class I Director
Remy Gross	53	Class I Director
J. Milton Harris, Ph.D.	83	Class II Director
Richard Marshall, BDE, M.D., Ph.D.	56	Class III Director

Steve Ledger has served as Serina’s Chief Financial Officer since June 2021 and as a member of the Serina Board of Directors since December 2022, and is expected to serve as Interim Chief Executive Officer and as a Class II Director of the Combined Company following consummation of the Merger. Serina has engaged an executive search firm to recruit a permanent Chief Executive Officer for AgeX to serve after the Merger. Mr. Ledger will cease to be the Interim Chief Executive Officer but will remain as a Class II Director upon the hiring of the Chief Executive Officer. Mr. Ledger has more than 35 years of experience as an investor, board member, advisor, and in operational roles with early-stage companies. From 2018 to the present, Mr. Ledger serves as Managing Partner of Form & Fiction Ventures, Inc. (FFV), a venture studio that launches and invests in startup and seed stage companies focused on socially responsible initiatives. Mr. Ledger is a co-founder and board director of Entourage Genomics, Inc., a bioinformatics software company formed by FFV in June 2023. From 2018 to February 2022, Mr. Ledger served as an advisor at Caldwell Sutter Capital, Inc., an SEC registered broker dealer and investment management firm focused on value-based equity and debt securities. From 2002 to 2012, Mr. Ledger was the founder and managing member of Tamalpais Partners, LLC, the general partner to funds focused on special situations in the small capitalization public equity markets. Mr. Ledger received a B.A. in Economics from the University of Connecticut.

Non-Employee Directors

Gregory H. Bailey, M.D. Information concerning Dr. Bailey can found above under “Our Current Directors.”

Steven Mintz. Information concerning Mr. Mintz can found above under “Our Current Directors.”

J. Milton Harris, Ph.D. has served as Chair of the Serina Board of Directors since he co-founded Serina in 2006. Dr. Harris has more than 30 years of experience as a senior life sciences executive. Prior to founding Serina, he was the Founder and Chief Executive Officer of Shearwater Polymers, Inc. (Shearwater). Shearwater was founded by Dr. Harris in 1992 and sold in 2001 to Inhale Therapeutics, Inc. (Inhale Therapeutics, Inc., subsequently changed its name to Nektar Therapeutics, Inc.). Shearwater successfully patented, manufactured, and partnered PEG technology that enabled multiple drug products including Neulasta® (Amgen) and Pegasys® (Roche). Dr. Harris has also served on the board of directors of HudsonAlpha Institute for Biotechnology since its founding in 2004. Dr. Harris earned a B.S. from McGill University, where he also was awarded an honorary Sc.D., and a Ph.D. from the Massachusetts Institute of Technology. Dr. Harris has co-authored more than 200 publications and is a co-inventor on more than 75 patents.

Remy Gross has served as Vice President, Business Development & Technology Advancement at the Buck Institute for Research (Buck) on Aging from 2006. Mr. Gross has advised and helped create multiple new biopharmaceutical startups at Buck, including Unity Biotechnology, Inc., Aeovian Therapeutics, Inc., and BhB Therapeutics, Inc. Prior to Buck, Mr. Gross held increasingly senior roles at Shearwater from 1994 to 2001, and at Nektar after its acquisition of Shearwater from 2001 to 2005, including Vice President of Operations. In 2013, Mr. Gross co-founded RCP Companies, Inc., a boutique real estate company providing acquisition, development, and asset management. Mr. Gross serves as a board director of BhB Therapeutics, Inc., Napa Therapeutics, Inc., and Selah Therapeutics, Inc. Mr. Gross serves on several non-profit boards including MidCity Accelerator Foundation, Hatch HSV and k3innovation. Mr. Gross received a B.S. in Chemistry from Loyola University New Orleans.

Richard Marshall, CBE, M.D., Ph.D. has served as the Chief Executive Officer of Juvenescence from January 2023. Dr. Marshall is a physician scientist and highly experienced executive with a 20-year track record of leadership in pharmaceutical Research & Development. From September 2019 to January 2023, Dr. Marshall was Senior Vice President and Global Head of Respiratory & Immunology Development at AstraZeneca plc, overseeing the development and approval of five new medicines. This included the SARS CoV-2 vaccine, Vaxzevria®, and combination antibody, EvushieldTM. In 2021 he was recognized in the Queen’s Honours List with a CBE for his contribution to UK science and the Covid response. From 2002 to 2018, Dr. Marshall held increasingly senior roles at GlaxoSmithKline plc, including Vice President of Fibrosis R&D. Dr. Marshall received a Bachelor of Science in Neuroscience, a Bachelor of Medicine, a Bachelor of Surgery, and a Doctor of Philosophy in Medical Sciences from University College London and has held visiting professor and honorary consultant roles in thoracic medicine at Newcastle University and the Royal Brompton Hospital. Dr. Marshall has co-authored more than 60 original publications in journals including The Lancet and The New England Journal of Medicine.

Family Relationships

There are no family relationships among any of the Combined Company’s proposed directors and executive officers.

Audit Committee

We have established an Audit Committee of the Board of Directors. The members of the Audit Committee are Steven Mintz and Jean-Christophe Renondin, each of whom qualifies as being “independent” under Section 8.03(A) and 8.03(B) of the NYSE American Company Guide and under Rule 10A-3 of the Exchange Act. Michael May served on the Audit Committee during 2023 until his term as a director expired and Joanne M. Hackett also served on the Audit Committee during 2023 until she was appointed Interim Chief Executive Officer. Steven Mintz is the Chair of the Audit Committee. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and stockholders who beneficially own 5% or more of any class of our voting securities. We have adopted a written charter for our Audit Committee which we have posted on our website at www.agexinc.com. The Board of Directors has also determined that Mr. Mintz is “financially sophisticated” within the meaning of the rules and regulations of the NYSE American and qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of the SEC and the NYSE American.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of March 14, 2024: If the Merger is consummated our executive officers will change except that we expect that Andrea E. Park will continue to serve as an executive officer in the role of Interim Chief Financial Officer and as Chief Accounting Officer. See, “Initial Executive Officers of the Combined Company After the Merger” for information about the persons who we expect to serve as the initial executive officers of the Combined Company after the consummation of the Merger.

Name	Age	Officer Since	Position
Joanne M. Hackett, Ph.D.	45	August 2023	Interim Chief Executive Officer
Andrea E. Park	52	May 2020	Chief Financial Officer
Hal Sternberg, Ph.D.	70	August 2017	Vice President of Research

Joanne M. Hackett, Ph.D. was appointed Interim Chief Executive Officer on August 9, 2023. Her biographical information can be found above with information about the other members of our Board of Directors.

Andrea E. Park, CPA (inactive) was appointed as our Chief Financial Officer in May 2020. Ms. Park served as our Vice President of Finance and Controller since October 2019. Ms. Park’s career spans over 24 years of public accounting and finance experience. Before joining AgeX, Ms. Park served as Vice President of Finance and Controller from June 2016 to September 2019 and as Corporate Controller from August 2009 to June 2016 for Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc.). While at Lineage, Ms. Park was directly involved in the accounting and financial reporting of the public spin off and eventually the deconsolidation of three of its then subsidiaries including Asterias Biotherapeutics, Inc., Oncocyte Corporation and AgeX. Earlier in her career she worked in the audit and assurance practice at Deloitte. Ms. Park has a B.A. in Business Economics with Concentration in Accounting from the University of California, Santa Barbara.

Hal Sternberg, Ph.D. was appointed Vice President of Research in August 2017. Prior to serving in that role, Dr. Sternberg was Vice President of Research of Lineage for over 25 years and was one of Lineage co-founders. Prior to co-founding and joining Lineage, Dr. Sternberg held various positions at the University of California at Berkeley from 1982 to 1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg holds an M.S. in Chemistry and Ph.D. in Biochemistry from the University of Maryland.

Initial Executive Officers of the Combined Company After the Merger

The following table provides information regarding the persons we expect to serve as the initial executive officers of the Combined Company following consummation of the Merger.

Name	Age	Position
Steve Ledger	64	Interim Chief Executive Officer and Class II Director
Andrea E. Park	52	Interim Chief Financial Officer and Chief Accounting Officer
Randall Moreadith, M.D., Ph.D.	69	Chief Scientific Officer
Tacey Viegas, Ph.D.	66	Chief Operating Officer; Secretary

Steve Ledger. Information concerning Mr. Ledger can be found above under “Initial Post-Merger Directors.”

Andrea E. Park, CPA (inactive) is the Chief Financial Officer of AgeX and will serve as the Interim Chief Financial Officer and Chief Accounting Officer of the Combined Company after the Merger. Upon the hiring of a new Chief Financial Officer, Ms. Park will cease to be the Interim Chief Financial Officer but will remain the Chief Accounting Officer. Further information concerning Ms. Park’s career can be found above under “Information About Our Executive Officers.”

Randall Moreadith, M.D., Ph.D. has served as Serina’s President and Chief Executive Officer and as a member of the Serina Board of Directors since September 2010. Dr. Moreadith will serve as Chief Scientific Officer of the Combined Company. From July 2009 to December 2009, Dr. Moreadith was Chief Development Officer at Nektar Therapeutics (Nektar) where he led clinical and drug development programs that successfully moved several of the Nektar’s PEGylated small molecule drugs into clinical trials for four clinical indications (ovarian, breast, cervical and colorectal cancer) and the out-licensing efforts for the approved product now known as Movantik®. Prior to Nektar, Dr. Moreadith served as the Executive Vice President and Chief Medical Officer of Cardium Therapeutics, Inc. where he led the advancement of novel DNA-based adenoviral therapeutics into Phase IIb and Phase III late-stage development, from 2006 to 2008. Prior to Cardium, Dr. Moreadith served as Chief Medical Officer of Renovis, Inc. where he led the Clinical, Regulatory and Quality Assurance Groups in 2004 to 2005. From 1996 to 2003, Dr. Moreadith was co-Founder, President, and Chief Operating Officer of ThromboGenics, Ltd. (now Oxurion), a leader in the field of thrombosis drug development. During his tenure at ThromboGenics, the company advanced four biologics into mid-stage development, with one product later approved (Ocriplasmin™). Dr. Moreadith received his M.D. from Duke University and is trained clinically in Internal Medicine and Cardiovascular Diseases. Dr. Moreadith received his Ph.D. from Johns Hopkins University and following his Fellowship in Cardiology at Duke University, he joined the laboratory of Professor Philip Leder where he was a Howard Hughes Medical Institute Fellow in Genetics at Harvard Medical School. Dr. Moreadith was a member of the faculty of the University of Texas Southwestern Medical Center.

Tacey Viegas, Ph.D. has served as Serina’s Chief Operating Officer since 2006. Dr. Viegas will serve as Chief Operating Officer and Secretary of the Combined Company. Dr. Viegas has managed the discovery and early development activities for both synthetically- and biologically-derived therapeutic agents in the areas of oncology, neurology, influenza, psoriasis, and wound care. He has numerous patents and publications in the area of polymer therapeutics and pharmaceutics. Prior to joining Serina, Dr. Viegas served as Senior Director of Chemistry Manufacturing and Controls at Nektar. Prior to Nektar, Dr. Viegas was Executive Director in product development at Biocryst Pharmaceuticals, Inc. (BioCryst). During his combined tenures at Nektar and BioCryst, he was a co-inventor of nalexogol (Movantik®), etirinotecan pegol and was involved in the early development of peramivir (Rapivab™). Prior to Biocryst, Dr. Viegas was a Director, Product Development at MDV Technologies, Inc. from 1989 to 1994. Dr. Viegas received his B.S. in Chemistry and Pharmacy from Bangalore University, and his M.S. and Ph.D. in Pharmaceutical Sciences from the University of Mississippi.

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

To our knowledge, based solely on our review of the copies of Forms 3 and 4 and amendments thereto filed during the last fiscal year by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2023, except that two Forms 4 were filed late by Juvenescence which owns more than 10% of the outstanding AgeX common stock.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to AgeX’s Chief Executive Officer during fiscal year 2023 and the two highest paid individuals who were serving as executive officers as of December 31, 2023 (AgeX’s Named Executive Officers) in respect of their service to AgeX for the fiscal years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary	Option Awards(1)	All Other Compensation(2)		Total
Joanne M. Hackett(3)	2023	$63,227	$-	$39,623	(4)	$102,850
Interim Chief Executive Officer	2022	-	47,325	55,740	(4)	103,065

Michael D. West(5)	2023	520,945	448,824	89,500	(6)	1,059,269
Chief Executive Officer	2022	546,782	-	15,250		562,032

Andrea E. Park	2023	284,339	-	14,217		298,556
Chief Financial Officer	2022	281,228	-	14,061		295,289

Nafees N. Malik(7)	2023	282,272	19,879	-		302,151
Chief Operating Officer	2022	282,272	-	-		282,272

(1)

Amounts shown in this column do not reflect dollar amounts actually received by AgeX’s Named Executive Officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted, computed in accordance with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation. AgeX used the Black-Scholes Pricing Model to compute option fair values based on applicable exercise and stock prices, an expected option term, volatility assumptions, and risk-free interest rates. AgeX’s Named Executive Officers will only realize compensation upon exercise of the stock options and to the extent the trading price of AgeX’s common stock is greater than the exercise price of such stock options at the time of exercise. For Dr. West, the amount in this column also reflects the incremental fair value incurred in connection with the extension of the exercise period of 37,816 of Dr. West’s stock options from 90 days to four years following his termination. For Dr. Malik, the amount in this column also reflects the incremental fair value incurred in connection with the acceleration of vesting and extension of the expiration date of options to purchase 13,807 shares of AgeX common stock.

Except as otherwise disclosed below, one fourth of the options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of AgeX or its subsidiaries.

(2)	Amounts represent 401(k) matching contributions by AgeX for the periods presented unless described otherwise in the footnotes below.

(3)	Dr. Hackett joined our Board of Directors on December 29, 2021 as a non-employee director, and was appointed as Interim Chief Executive Officer on August 9, 2023. On February 2, 2022, Dr. Hackett was awarded 1,848 stock options which had a fair value of $47,325 on the grant date for her service as a director. These options became exercisable in four equal calendar quarters and were fully vested as of December 31, 2022.

(4)	Represents the amount paid to Dr. Hackett in respect of her service on our Board of Directors prior to becoming our Interim Chief Executive Officer.

(5)	Dr. West served as our Chief Executive Officer until August 9, 2023 and as Chief Executive Officer for Reverse Bio until October 31, 2023. Dr. West’s salary includes $67,039 for unused vacation hours.

(6)	$73,000 of such amount represents the estimated fair market value of certain laboratory equipment transferred to Dr. West in accordance with the terms of a Transition Services and Separation Agreement.

(7)	Dr. Malik served as our Chief Operating Officer through December 27, 2023. Dr. Malik served as a consultant, with his services provided by Juvenescence. Dr. Malik devoted a majority of his time to AgeX’s operations and AgeX reimbursed Juvenescence for his services.

Compensation Agreements and Change of Control Provisions

Joanne M. Hackett: On August 9, 2023, we entered into a Consulting Agreement with Dr. Hackett for her services as our Interim Chief Executive Officer. Pursuant to that agreement she will receive a fee in the amount of $160,000 per year for services rendered as Interim Chief Executive Officer. Dr. Hackett will not be eligible to participate in any AgeX retirement, pension, life, health, accident and disability insurance, or other similar employee benefit plans for AgeX executive officers or employees other than the Incentive Plan.

Michael D. West: AgeX and Dr. West were party to an employment agreement, effective October 18, 2018 (the West Employment Agreement). Pursuant to the West Employment Agreement, Dr. West’s annual base salary was initially set at $525,000. Under the West Employment Agreement, Dr. West was eligible to earn an annual incentive cash bonus with a target of no less than 50% of annual base salary. Actual bonus amounts were based on Dr. West’s attainment of individual performance goals at target levels set by the AgeX Board for the applicable calendar year. If such performance goals for the applicable year were fully achieved, the AgeX Board could approve a bonus amount exceeding the target bonus level.

Under the West Employment Agreement, Dr. West was granted options to purchase 14,217 shares of AgeX’s common stock with an exercise price of $105.51 per share, with one fourth of the options vesting following 12 full months of continuous service as an employee of AgeX, measured from the date of grant, and the balance vesting in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX.

On August 9, 2023, AgeX and Dr. West entered into a Transition Services and Separation Agreement (the “Transition Agreement”) pursuant to which Dr. West stepped down as Chief Executive Officer of AgeX but agreed to continue to serve as Chief Executive Officer and as a director of AgeX’s subsidiary Reverse Bio during a “Transition Period.” The Transition Period ended on October 31, 2023. Pursuant to the Transition Services and Release Agreement, AgeX agreed to transfer to Dr. West title to certain laboratory and other equipment that AgeX has fully amortized for financial reporting purposes, and Dr. West’s AgeX stock options that were vested as of October 31, 2023 will remain exercisable until October 9, 2027; provided, that Dr. West’s out of the money options were cancelled during March 2024 to comply with certain provisions of the Merger Agreement.

Under the West Employment Agreement, and as affirmed in the Transition Agreement, Dr. West has agreed to certain covenants regarding confidential information and assignment of inventions, as well as a covenant not to solicit AgeX’s employees during Dr. West’s employment with AgeX and for one year thereafter. The West Employment Agreement also includes a covenant not to compete with AgeX during his employment.

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

Under the Park Employment Agreement, Ms. Park has been granted options to purchase 8,530 shares of our common stock with an exercise price of $25.96 per share, with one fourth of the options vesting following 12 full months of continuous service as an employee of AgeX, measured from the date of grant, and the balance vesting in 36 equal monthly installments commencing on the first anniversary of the date of grant, based upon the completion of each month of continuous service as an employee of AgeX. Such options expire on the earliest of (1) 10 years from the date of grant, (2) three months after Ms. Park ceases to provide continuous service to us (other than due to death or disability) or (3) one year after Ms. Park ceases to provide continuous service to us due to death or disability.

Severance and Change of Control Arrangements for Ms. Park

Pursuant to the Park Employment Agreement, each officer is entitled to severance benefits under certain circumstances.

Pursuant to the Park Employment Agreement, Ms. Park is entitled to severance benefits under certain circumstances.

If AgeX terminates Ms. Park’s employment without “cause” or she resigns for “good reason” at any time (each as defined in the Park Employment Agreement), she will be entitled to (1) 9 months base salary, (2) all accrued but unpaid salary earned prior to or as of the date of termination or resignation, (3) full payment of Ms. Park’s pro-rated target bonus due for such year and (4) for a period of six months, all benefits under any health insurance plan of AgeX. In addition, if AgeX terminates Ms. Park’s employment without “cause” or she resigns for “good reason,” (1) all of Ms. Park’s outstanding equity awards that would otherwise have vested during the 12 months following termination or resignation will become fully vested and exercisable immediately and (2) with respect to any outstanding vested but unexercised options, the exercise period following termination or resignation will be extended to the earlier of (A) 12 months after termination or (B) the natural expiration date of the applicable option. If AgeX terminates Ms. Park’s employment without “cause,” or she resigns for “good reason,” following a “change of control,” (as defined in the Park Employment Agreement) (1) Ms. Park will be entitled to all of the benefits and payments that she would have been entitled to if her employment had been otherwise terminated without “cause” or if she resigned for “good reason,” as set forth above, and (2) all of Ms. Park’s unvested options and restricted stock units, if any, will become fully vested and exercisable immediately. The severance compensation may be paid in a lump sum or, at AgeX’s election, in installments consistent with the payment of Ms. Park’s salary while employed by AgeX. In order to receive the severance benefits, Ms. Park must execute a general release of all claims against AgeX.

Nafees N. Malik: Dr. Malik did not have an employment agreement with AgeX, but has been provided certain acceleration rights with respect to his equity awards by the Compensation Committee of the AgeX Board. On June 4, 2021, the Compensation Committee of the AgeX Board approved certain acceleration rights of the equity awards held by Dr. Malik. As a result of the termination of Dr. Malik’s service with AgeX without “cause,” all outstanding stock options held by Dr. Malik automatically vested as to the number of unvested shares that would otherwise have vested during the twelve months following termination; and with respect to his outstanding vested but unexercised stock option grants, the post-termination exercise period was extended to the earlier of the date twelve (12) months after termination or the expiration date of the stock option. Dr. Mailk’s out of the money options were cancelled on March 12, 2024 to comply with certain provisions of the Merger Agreement. Dr. Malik did not receive any severance benefits other than the foregoing option vesting and expiration rights.

Equity Awards Outstanding at December 31, 2023

The following table summarizes certain information concerning outstanding stock options granted by AgeX under the AgeX 2017 Equity Incentive Plan (the “Incentive Plan”) and held by AgeX’s Named Executive Officers as of December 31, 2023 and as adjusted to give effect to the Reverse Stock Split.

		Option Awards
		Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration
Name	Grant Date	Exercisable(1)		Unexercisable	Price	Date
Joanne M. Hackett(2)	2/2/2022	1,848	(3)	-	$29.32	2/1/2032

Michael D. West(4)	6/4/2021	1,990	(3)	-	$51.00	10/9/2027
	3/11/2019	2,843	(3)	-	$150.53	10/9/2027
	10/18/2018	14,217	(3)	-	$105.51	10/9/2027
	10/10/2017	18,766	(3)	-	$70.34	10/9/2027

Andrea E. Park	6/4/2021	1,333	(3)	799	$51.00	6/3/2031
	5/21/2020	7,641		889	$25.96	5/20/2030
	10/1/2019	569	(3)	-	$62.25	9/30/2029

Nafees N. Malik(5)	6/4/2021	1,865	(3)	-	$51.00	12/26/2024
	3/11/2019	1,990	(3)	-	$150.53	12/26/2024
	10/18/2018	9,952	(3)	-	$105.51	12/26/2024

(1)	Except as set forth below, vesting of all options is subject to continued service as an employee, director and/or consultant of AgeX or a subsidiary on the applicable vesting date. One fourth of the options vested or will vest on the first anniversary of the date of grant, and the remaining balance of the options vested or will vest in 36 equal monthly installments thereafter.

(2)	These options were awarded to Dr. Hackett during 2022 for service as a non-employee director before she was appointed Interim Chief Executive Officer. These options became exercisable in four equal calendar quarters and were fully vested as of December 31, 2022. On August 9, 2023, Dr. Hackett was appointed as Interim Chief Executive Officer.

(3)	These out of the money options were cancelled on March 12, 2024 to comply with certain provisions of the Merger Agreement.

(4)	Dr. West served as Chief Executive Officer of AgeX and Reverse Bio through August 9, 2023 and October 31, 2023, respectively.

(5)	Dr. Malik served as AgeX’s Chief Operating Officer through December 27, 2023. Dr. Malik served as a consultant, with his services provided by Juvenescence. Dr. Malik devoted a majority of his time to AgeX’s operations and AgeX reimbursed Juvenescence for his services. The options will remain exercisable for a one year period through December 26, 2024.

Risk Considerations and Recoupment Policies

The Compensation Committee of our Board of Directors considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Most of our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of AgeX. The stock options and RSUs that we have granted to our executive officers under the Incentive Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership. Although we have not adopted compensation plans, or made incentive awards, based on quantified financial performance measures, we have adopted a Clawback Policy intended to comply with Section 811 of the NYSE American Company Guide. In the event of certain restatements of AgeX financial statements, the Clawback Policy will require AgeX to recoup from its executive officers compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure, to the extent such compensation (a) was granted during the three fiscal years preceding a determination that AgeX financial statements must be restated, and (b) exceeds the amount of compensation that would have been granted had the grant been based on the restated financial statement amounts. A copy of the Clawback Policy has been filed as an exhibit to this Report and also is posted on our internet website and can be found at www.agexinc.com.

Incentive Plan

The following summary of the Incentive Plan is a summary only and does not purport to include all of the terms of the Incentive Plan, and is qualified by the full terms of the Incentive Plan. If the Merger is consummated, no further Awards will be granted under the Incentive Plan. The Incentive Plan permits us to grant awards (“Awards”) for up to an aggregate of 241,683 shares of our common stock. Awards may include stock options, the grant or sale of restricted stock (“Restricted Stock”), stock appreciation rights (“SARs”), and restricted stock units or RSUs which are hypothetical units issued with reference to our common stock,. Awards may be granted under the Incentive Plan to employees, directors, and consultants of AgeX and our subsidiaries, including also subsidiaries that we may form or acquire in the future. The Incentive Plan will be administered by our Board of Directors (the “Board”) or by a committee authorized by our Board (“Committee”), who will make all determinations with regard to the grant and terms of Awards, subject to the terms of the Incentive Plan.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events as determined by the Board or the Committee. The Board or Committee, in its discretion, may accelerate the vesting of an Award after the date of grant. To comply with certain provisions of the Merger Agreement, on March 12, 2024 all outstanding out of the money options were cancelled.

No person shall be granted, during any one year period, options to purchase, or SARs with respect to, more than 28,433 shares in the aggregate, or any Awards of Restricted Stock or RSUs with respect to more than 14,216 shares in the aggregate. If an Award is to be settled in cash, the number of shares on which the Award is based shall not count toward the individual share limit.

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

For the year ended December 31, 2023, non-employee Directors were entitled to receive the following annual cash fees for serving as a Member or Chair of the Board of Directors or a designated committee.

Member of Board of Directors: $35,000

Chair of Board of Directors: $60,000

Chair of Audit Committee: $10,000

Chair of Compensation Committee: $5,000

Chair of Nominating & Corporate Governance Committee: $5,000

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2023 and who were not our employees on the date the compensation was earned. The compensation Dr. Hackett received for her service as a non-employee director prior to becoming our Interim Chief Executive Officer is included in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Gregory H. Bailey	$40,000	$-	$40,000
Michael H. May(2)	$42,873	$-	$42,873
Jean-Christophe Renondin(3)	$15,890	$16,451	$32,341

(1)	In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during 2023, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718). The grant date fair value for the stock options is measured based on the closing price of AgeX’s common stock on the date of grant. See Note 8, Stock-Based Awards to AgeX’s consolidated financial statements included elsewhere in this Report for details as to the assumptions used to determine the fair value of the awards. As of December 31, 2023, Dr. Bailey held 4,691 stock options, Dr. May held 3,597 stock options, and Dr. Renondin held 734 stock options, all of which were fully vested as of December 31, 2023. Options that were out of the money on March 12, 2024 (other than the options held by Dr. May which expired on March 12, 2024) were cancelled on that date to comply with certain provisions of the Merger Agreement.

(2)	Dr. May’s term as a director expired on December 13, 2023. On that date, 3,597 stock options were vested but expired on March 12, 2024, 90 days from the date his term as a director ended.

(3)	Dr. Renondin was appointed as a director to fill a vacancy on the Board of Directors on August 9, 2023. Dr. Renondin was appointed to serve on the Audit Committee, Compensation Committee, and as Chair of the Nominating and Corporate Governance Committee of the Board of Directors. On August 9, 2023, Dr. Renondin was awarded 734 stock options which had a fair value of $16,451 on the grant date. These options were fully vested as of December 31, 2023 but were cancelled on March 12, 2024 to comply with certain provisions of the Merger Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2024, by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock. Our calculation of the percentage of beneficial ownership is based on 2,500,664 shares of common stock outstanding as of March 14, 2024. Amounts shown do not take into account shares of common stock issuable upon the exercise of the Post-Merger Warrants that were distributed to AgeX stockholders on March 19, 2024, which are not exercisable unless the Merger is consummated

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 14, 2024, and restricted stock units that will vest within 60 days of March 14, 2024. Shares of our common stock issuable pursuant to stock options and restricted stock units currently exercisable or exercisable within 60 days of March 14, 2024, and restricted stock units that will vest within 60 days of March 14, 2024, are deemed outstanding for computing the percentage of the person holding such equity awards and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 16 of the Exchange Act.

Name of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
5% Stockholders
Juvenescence Limited and certain affiliates(1)	2,627,231	81.1%

Named Executive Officers and Directors
Joanne M. Hackett	-	*
Michael D. West(3)	1,193	*
Andrea E. Park(4)	8,361	*
Nafees N. Malik(5)	-	*
Gregory H. Bailey	-	*
Jean-Christophe Renondin(6)	734	*
Steven Mintz(7)	3,733	*
All executive officers and directors as a group (8 persons)(8)	14,024	*	%

*	Less than 1%

(1)	Includes 1,889,323 shares of AgeX common stock held by JuvVentures (UK) Limited (JuvVentures), a wholly-owned subsidiary of Juvenescence Limited, 303,259 shares of AgeX common stock that may be acquired upon the exercise of common stock purchase warrants, 434,649 shares of AgeX common stock that may be acquired through the conversion of $6,000,000 of certain outstanding loans into shares of AgeX common stock at an assumed conversion price of $13.80 per share based on the closing price of AgeX common stock on the NYSE American on March 4, 2024 as adjusted to reflect the Reverse Stock Split. Dr. Gregory Bailey is the executive chairman of Juvenescence Limited and may be deemed to have shared power to vote or direct the vote of, and/or shared power to dispose or to direct the disposition of, the shares held by JuvVentures. This response is not and shall not be construed as an admission that Dr. Bailey is the beneficial owner of any securities of AgeX other than the securities actually owned by Dr. Bailey (if any). The address of Juvenescence is 1st Floor, Viking House, St Paul’s Square, Ramsey, Isle of Man, British Isles, IM8 1GB. The foregoing information is based solely on a Schedule 13D/A filed with the SEC on March 7, 2024, which provides information only as of March 5, 2024 and consequently, Juvenescence’s beneficial ownership may have changed since that date.

(2)	Pursuant to the Merger Agreement, all out of the money options (meaning those options with an exercise price equal to or greater than $0.7751 on a pre-Reverse Stock Split basis) were canceled.

(3)	Dr. West served as Chief Executive Officer of AgeX and of Reverse Bio through August 9, 2023 and October 31, 2023, respectively.

(4)	Includes 8,352 shares of AgeX common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days. Excludes 177 shares of AgeX common stock that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Dr. Malik served as Chief Operating Officer of AgeX through December 27, 2023.

(6)	Entirely shares of AgeX common stock that may be acquired upon the exercise of certain stock options that are presently exercisable.

(7)	Includes 3,307 shares of AgeX common stock held in joint accounts with adult children, 426 shares of AgeX common stock that may be acquired upon the exercise of certain stock options that will become exercisable within 60 days. Excludes 1,386 shares of AgeX common stock that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Mintz was appointed as a director to the AgeX Board on January 8, 2024.

(8)	Includes 9,512 shares of AgeX common stock that may be acquired upon the exercise of certain stock options that are presently exercisable or that will become exercisable within 60 days and 3 shares of AgeX common stock held by one officer who is not a Named Executive Officer. Excludes 1,563 shares of AgeX common stock that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy and Procedures

The AgeX Board has adopted a written Related Person Transaction Policy, which applies to transactions exceeding $120,000 in which any of AgeX’s officers, directors, beneficial owners of more than 5% of the outstanding shares of AgeX common stock, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy. Those transactions are referred to as Related Person Transactions. A Related Person Transaction will be subject to review and approval by the Audit Committee of the AgeX Board prior to effectiveness or consummation, to the extent practical. The Audit Committee will review the relevant information available to it about the Related Person Transaction. The Audit Committee may approve or ratify the Related Person Transaction only if the Audit Committee determines that, under the circumstances, the transaction is in, or is not in conflict with, AgeX’s best interests.

Certain Related Person Transactions

Compensation of AgeX’s Interim Chief Executive Officer

On August 9, 2023, AgeX entered into a Consulting Agreement with Dr. Hackett pursuant to which she will receive a fee in the amount of $160,000 per year for services rendered as Interim Chief Executive Officer of AgeX. Dr. Hackett will not be eligible to participate in any AgeX retirement, pension, life, health, accident and disability insurance, or other similar employee benefit plans for AgeX executive officers or employees other than the Incentive Plan.

Compensation of AgeX’s Chief Operating Officer

From October 2018 through December 31, 2023, AgeX’s Chief Operating Officer, Dr. Malik, who was an employee of Juvenescence, devoted a majority of his time to AgeX’s operations for which AgeX reimbursed Juvenescence for his services on an agreed upon fixed annual rate of approximately $272,000 from October 18, 2018 through March 10, 2019 and approximately $283,000 from March 11, 2019 through December 31, 2023. Additionally, Dr. Malik received a $50,000 bonus in March 2019. As of December 31, 2023 AgeX had accrued approximately $66,000 payable to Juvenescence for Dr. Malik’s services rendered.

2019 Loan Agreement and Warrant Agreement

On August 13, 2019, AgeX and Juvenescence entered into a Loan Facility Agreement (the “2019 Loan Agreement”) pursuant to which Juvenescence has provided to AgeX a $2.0 million line of credit for a period of 18 months. On February 10, 2021, AgeX entered into an amendment (the First Amendment) to the 2019 Loan Agreement. The First Amendment extended the maturity date of loans under the 2019 Loan Agreement to February 14, 2022 and increased the amount of the loan facility by $4.0 million. On November 8, 2021, AgeX entered into Amendment No. 2 (the Second Amendment) to the 2019 Loan Agreement. The Second Amendment increased the amount of the loan facility by another $1.0 million. As of December 31, 2021, AgeX had borrowed all of the $7.0 million total line of credit under the 2019 Loan Agreement. Concurrent with the first draw down of funds under the 2019 Loan Agreement, AgeX issued to Juvenescence 540 shares of AgeX common stock, with an approximate value of $56,000. On February 14, 2022, AgeX refinanced the $7.0 million outstanding principal amount of the loans and a $160,000 origination fee due under the 2019 Loan Agreement. See the discussion below regarding the 2022 Secured Note and repayment of the amounts borrowed under the 2019 Loan Agreement.

As consideration for the line of credit under the 2019 Loan Agreement, AgeX issued to Juvenescence warrants to purchase 4,265 shares of AgeX common stock, with an exercise price of $91.44 per share, which was the volume weighted average price on the NYSE American (VWAP) of AgeX common stock over the twenty trading days prior to the date the warrants were issued. The warrants expired on August 12, 2022.

2020 Loan Agreement and New Warrant Agreement

On March 30, 2020, AgeX and Juvenescence entered into a new Secured Convertible Facility Agreement (the “2020 Loan Agreement”), which was amended on March 13, 2023 to extend the maturity date by one year, pursuant to which AgeX borrowed $8.0 million from Juvenescence. During July 2023, the full $8 million of 2020 Loan Agreement indebtedness was extinguished in exchange for shares of AgeX Series A preferred stock pursuant to the 2023 Exchange Agreement between AgeX and Juvenescence described below.

Common Stock and 2020 Warrants – Under the terms of the 2020 Loan Agreement, AgeX issued to Juvenescence 810 shares of AgeX common stock as an arrangement fee for the loan facility when AgeX borrowed an aggregate of $3.0 million, and AgeX issued to Juvenescence warrants to purchase a total of 104,365 shares of AgeX common stock (the “2020 Warrants”). The number of 2020 Warrants issued was determined as follows: each time AgeX received an advance of funds under the 2020 Loan Agreement, AgeX issued to Juvenescence a number of 2020 Warrants equal to 50% of the number determined by dividing the amount of the advance by the applicable market price of AgeX common stock. The market price for each 2020 Warrant when issued was the closing price per share of AgeX common stock on the NYSE American on the date of the applicable notice from AgeX requesting a draw of funds that triggered the obligation to issue the 2020 Warrant. The exercise price of the 2020 Warrants is the applicable market price of AgeX common stock. Each of the 2020 Warrants will expire at 5:00 p.m. New York time three years after the date of its issuance. AgeX had issued to Juvenescence 2020 Warrants to purchase a total of 104,365 shares of AgeX common stock of which 25,628 were outstanding as of December 31, 2023. The exercise prices of the 2020 Warrants that were still outstanding as of December 31, 2023 range from $28.49 per share to $66.65 per share representing the market closing price on the NYSE American of AgeX common stock on the one day prior to delivery of the drawdown notices. The number of shares issuable upon exercise of the 2020 Warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

2022 Secured Convertible Promissory Note and Security Agreement

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (Original 2022 Secured Note) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. AgeX drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under the 2019 Loan Agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note (“2022 Secured Note”) which amended and restated the Original 2022 Secured Note and added $2 million to the line of credit available to be borrowed by AgeX under the Original 2022 Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “2022 Secured Note Second Amendment”) that increased the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note, to provide that (i) AgeX may draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering (as defined in the 2022 Secured Note) is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX will not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the 2022 Secured Note Second Amendment, and (iii) the definition of the Reverse Financing Condition as defined in the 2022 Secured Note was amended to extend to June 20, 2023, the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio. On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment to the 2022 Secured Note to provide that (i) the definition of Reverse Financing Condition was amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by AgeX’s subsidiary Reverse Bio, and (ii) Juvenescence may convert the outstanding amount of the 2022 Secured Note loans or any portion of such loans into AgeX common stock without restriction by the “19.9% Cap” if Juvenescence elects to convert those amounts at a conversion price or prices equal to the “Drawdown Market Prices” applicable to such loan amounts in lieu of a lower conversion price set with reference to the current market price of AgeX common stock at the time of conversion. The 19.9% Cap is a provision of the 2022 Secured Note that limits the amount of common stock that Juvenescence may acquire through the conversion of 2022 Secured Note loans in order to comply with NYSE American requirements pertaining to the amount of shares that a listed company, such as AgeX, may sell at a price less than the market prices prevailing at the time the loans were made (the “Drawdown Market Prices”) without shareholder approval. On November 9, 2023, AgeX and Juvenescence entered into an Allonge and Fifth Amendment to the 2022 Secured Note that increases the amount of the line of credit available to AgeX by $4,400,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On February 9, 2024, AgeX and Juvenescence entered into a 2022 Secured Note Sixth Amendment that extends the repayment date of the 2022 Secured Note to May 9, 2024. As of March 20, 2024, the outstanding principal amount of the 2022 Secured Note was $6,900,000.

As an arrangement fee for the 2022 Secured Note, AgeX will pay Juvenescence an origination fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the 12 month period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the maturity date of the 2022 Secured Note or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the 2022 Secured Note.

During July 2023, $17,992,800 of indebtedness and accrued loan origination fees under the 2022 Secured Note was extinguished in exchange for shares of AgeX Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement described below.

Conversion of Loan Amounts into Common Stock – In lieu of repayment of funds borrowed, AgeX may convert the loan balance and any accrued but unpaid origination fees into AgeX common stock or “units” if AgeX raises at least $10,000,000 through sale of AgeX common stock (or AgeX common stock paired with warrants or other convertible securities in “units”). The conversion price per share or units shall be the lowest price at which such shares or units are sold. Juvenescence may convert the principal balance and accrued origination fee in whole or in part into AgeX common stock at any time at Juvenescence’s election at the closing price per share of AgeX common stock on the NYSE American or other national securities exchange on the date prior to the date Juvenescence gives AgeX notice of Juvenescence’s election to convert the 2022 Secured Note, in whole or in part, into AgeX common stock.

2022 Warrants – Upon each draw down of funds under the 2022 Secured Note prior to June 2, 2023, AgeX issued to Juvenescence warrants to purchase shares of AgeX common stock (the “2022 Warrants”). The 2022 Warrants are governed by the terms of a Warrant Agreement, as amended by a Reaffirmation and Amendment Agreement, between AgeX and Juvenescence. The number of 2022 Warrants issued is equal to 50% of the number determined by dividing the amount of the applicable loan draw by the applicable market price. The market price was the last closing price per share of AgeX common stock on the NYSE American preceding the delivery of the notice from AgeX requesting a draw of funds that triggered the obligation to issue 2022 Warrants. The exercise price of the 2022 Warrants is the applicable market price. Each of the 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of its issuance.

As of December 31, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 294,482 shares of AgeX common stock. The exercise prices of the 2022 Warrants range from $20.75 per share to $30.94 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the applicable drawdown notices. The number of shares issuable upon exercise of the 2022 Warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events.

Default Provisions –The loan balance and origination fees may become immediately due and payable prior to the mandatory repayment date if an Event of Default as defined in the 2022 Secured Note occurs. Events of Default under the 2022 Secured Note include the following: (a) AgeX fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the 2022 Secured Note; (b) AgeX fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the 2022 Secured Note or the Security Agreement described below or any other agreement executed in connection with the 2022 Secured Note (the” Loan Documents”) and the failure is not remedied within three business days; (c) AgeX fails to perform any of its covenants or obligations or fails to satisfy any of the conditions under the 2022 Secured Note or any other Loan Document and, and such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to AgeX and (ii) actual knowledge of the failure by senior officers of AgeX; (d) if any indebtedness of AgeX in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of AgeX in excess of $25,000 is not paid on its due date; (e) AgeX stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of AgeX and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for AgeX or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for AgeX to perform all or any of its obligations under the 2022 Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable AgeX to comply with its obligations under the 2022 Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes AgeX or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of AgeX or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the 2022 Secured Note; (j) AgeX, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of AgeX’s business, could not reasonably be expected to have a material adverse effect and does not result from AgeX’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by AgeX in favor of Juvenescence shall be contested by AgeX or a subsidiary; (iv) AgeX shall assert that its obligations under the 2022 Secured Note or any other Loan Document shall be invalid or unenforceable; or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of AgeX and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of AgeX to perform any of its obligations under the 2022 Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by AgeX in the 2022 Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Security Agreement – AgeX has entered into a Security Agreement granting Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. If an Event of Default occurs under the 2022 Secured Note, Juvenescence will have the right to foreclose on the assets pledged as collateral. Concurrently with the execution of the 2022 Secured Note Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the 2022 Secured Note, as amended by the 2022 Secured Note Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

The 2023 Secured Convertible Promissory Note and Security Agreement

On March 13, 2023, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “2023 Secured Note”) pursuant to which Juvenescence loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance a $10,000,000 loan to Serina which is evidenced by a promissory note payable by Serina to AgeX. In lieu of accrued interest, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. During July 2023, the $10,000,000 principal balance of the 2023 Secured Note indebtedness and a portion of the loan origination fee was extinguished in exchange for shares of AgeX Series B preferred stock pursuant to the Exchange Agreement described below.

Conversion of Loan Amounts into Common Stock – AgeX may convert the any accrued but unpaid origination fee into AgeX common stock or “units” if AgeX consummates a sale of common stock (or common stock paired with warrants or other convertible securities in “units”) in which the gross sale proceeds are at least $10,000,000. If less than $25,000,000 is raised through the sale of AgeX common stock or units, the conversion price per share or units shall be the lowest price at which shares or units are sold. If at least $25,000,000 is raised, the conversion price per share shall be 85% of the “Market Price” of AgeX common stock determined as provided in the 2023 Secured Note. Juvenescence may convert accrued origination fees into AgeX common stock at the market price per share of AgeX common stock.

Amended Security Agreement – AgeX has entered into an Amended and Restated Security Agreement that amended the February 14, 2022 Security Agreement between AgeX and Juvenescence and added the 2023 Secured Note to the obligations secured by the Security Agreement.

Debt Exchanged for Preferred Stock and Remediation of Stock Exchange Listing Deficiency

In order to eliminate a stockholders equity deficiency and to regain compliance with the continued listing requirements of the NYSE American, on July 24, 2023, AgeX issued to Juvenescence 211,600 shares of a newly authorized Series A Preferred Stock and 148,400 shares of a newly authorized Series B Preferred Stock in exchange for the cancellation of a total of $36 million of indebtedness consisting of the outstanding principal amount of loans then outstanding under the 2020 Loan Agreement, the 2022 Secured Note, and the 2023 Secured Note, plus the loan origination fees accrued with respect to the 2022 Secured Note and a portion of the loan origination fees accrued pursuant to the 2023 Secured Note. The cancellation of indebtedness in exchange for the Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”) was conducted pursuant to an Exchange Agreement between AgeX and Juvenescence. The terms of the Preferred Stock are summarized in Note 7, Stockholders’ Equity/(Deficit) in Notes to Consolidated Financial Statements found elsewhere in this Report.

On February 1, 2024, all of the shares of Series A Preferred Stock and Series B Preferred Stock, which were then held by Juvenescence’s subsidiary JuvVentures (UK) Limited (“JuvVentures”), automatically converted into shares of AgeX common stock in accordance with the terms of the Preferred Stock (the “Conversion”). AgeX issued a total of 1,421,666 shares of common stock to JuvVentures in the Conversion.

Based on information reported by Juvenescence in an amendment to its Schedule 13D filed with the SEC on February 5, 2024, as a result of the Conversion, Juvenescence, through JuvVentures, holds of record 1,889,323 issued and outstanding shares of common stock, representing 75.6% of the shares of common stock issued and outstanding as of the close of business on March 14, 2024, without taking into account additional shares of common stock that Juvenescence may acquire through the conversion of certain outstanding indebtedness and the exercise of certain outstanding common stock purchase warrants that Juvenescence holds or Post-Merger Warrants that were distributed to Juvenescence on March 19, 2024. Prior to the Conversion, Juvenescence was already deemed to have beneficially owned the shares of common stock issuable in connection with the Conversion, and Juvenescence reported beneficially owning those shares of common stock in its Schedule 13D prior to the Conversion such that the Conversion did not result in a change in Juvenescence’s beneficial ownership of common stock. However, because the number of issued and outstanding shares of common stock held of record by JuvVentures and beneficially owned by Juvenescence following the Conversion exceeds 50% of all issued and outstanding shares of common stock, Juvenescence now has voting power over a majority of the outstanding shares of the common stock, and a change of control of AgeX may be deemed to have occurred as a result of the Conversion.

As a controlling stockholder holding more than 50% of the outstanding shares of common stock through its subsidiary JuvVentures, Juvenescence has the power to elect all members of the AgeX’ Board and to approve or reject all matters submitted for stockholder approval by the AgeX Board, by Juvenescence as a stockholder, or by other stockholders, including, but not limited to: equity compensation plans for employees, officers, and directors; mergers, acquisitions, and consolidations; sales of AgeX assets; and amendments of AgeX’s certificate of incorporation and bylaws, including all of the Stockholder Matters. If the Merger is consummated in accordance with the terms of the Merger Agreement, immediately following the Merger, equity holders of Serina immediately prior to the closing of the Merger are expected to own approximately 75% of the outstanding shares of common stock of AgeX, and equity holders of AgeX immediately prior to the closing of the Merger are expected to own approximately 25% of the outstanding shares of common stock of AgeX, in each case, on a pro forma fully diluted basis, subject to certain assumptions and exclusions, including the actual closing price of common stock being equal to or greater than $12.00 per share excluding the impact of the distribution of Post-Merger Warrants to AgeX stockholders. Accordingly, it is expected that the shares of common stock now beneficially owned by Juvenescence would represent substantially less than 50% of the outstanding shares of common stock immediately after the Merger as a result of the issuance of shares of common stock to securities holders of Serina pursuant to the Merger Agreement.

Presently, one member of the AgeX Board, Gregory H. Bailey, is a director of Juvenescence, while a majority of our directors are “independent” directors as defined in the NYSE American Company Guide (the Company Guide), and the Audit Committee, Compensation Committee, and the Nominating & Corporate Governance Committee of our Board are comprised entirely of independent directors. While Juvenescence controls more than 50% of the outstanding common stock, AgeX will qualify as a “controlled company” as defined by the Company Guide. Being a “controlled company” will allow AgeX to exempt itself from the requirements that a majority of its directors be “independent” directors as defined in the Company Guide and that the Compensation Committee and the Nominating & Corporate Governance Committee be comprised entirely of independent directors. The exemption does not apply to the Audit Committee which must be comprised of independent directors. If AgeX were to take advantage of any or all of these exemptions available to controlled companies under the Company Guide, it would be required to disclose doing so in its annual meeting proxy statement or in its Annual Report on Form 10-K.

Registration Rights Agreements

AgeX entered into a Registration Rights Agreement and certain amendments to the original agreement, pursuant to which it has agreed to register for sale under the Securities Act all shares of AgeX common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement and the 2022 Secured Note, and shares that they may acquire through the conversion of loans under the 2020 Loan Agreement and the 2022 Secured Note, including principal and accrued interest, and the amount of the loan origination fee under the 2022 Secured Note. AgeX has filed a registration statement on Form S-3, which has become effective under the Securities Act, for offerings on a delayed or continuous basis covering 467,657 shares of AgeX common stock held by Juvenescence and 92,358 shares of AgeX common stock that may be issued upon the exercise of a portion of the warrants held by Juvenescence. Juvenescence retains the right to require AgeX to register additional shares of AgeX common stock that Juvenescence may acquire through the exercise of warrants or the conversion of 2020 Loan Agreement loans, 2022 Secured Note loans, and the origination fee under the 2022 Secured Note. AgeX is obligated to pay the fees and expenses of each registered offering under such registration rights agreement except for underwriting discounts and commissions. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

During July 2023, AgeX and Juvenescence entered into a Registration Rights Agreement pursuant to which AgeX has agreed to use commercially reasonable efforts to register the for sale under the Securities Act the shares of common stock issuable upon conversion of Preferred Stock. A registration statement must be filed upon request of Juvenescence if Form S-3 is available to AgeX. Juvenescence will also have “piggyback” registration rights if AgeX files a registration statement for the sale of shares for itself or other stockholders, subject to certain customary exceptions based on the nature of the registration statement. AgeX will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of the common stock. AgeX and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Stockholder Approval of Certain Matters

2020 Loan Agreement, 2022 Secured Note, 2020 Warrants, and 2022 Warrants

In order to comply with applicable NYSE American listing requirements, the 2020 Loan Agreement and the 2022 Secured Note and the related Warrant Agreements governing the 2020 Warrants and 2022 Warrants placed certain limits on the number of shares of AgeX common stock that may be issued to Juvenescence upon conversion of outstanding loan amounts or exercise of the 2020 Warrants or 2022 Warrants prior to stockholder approval of the issuance of shares to Juvenescence that would result in (a) Juvenescence receiving additional shares in excess of a 19.9% Cap based on the number of shares of AgeX common stock outstanding as of March 30, 2020 in the case of a conversion of the outstanding loan amounts under the 2020 Loan Agreement into AgeX common stock, or outstanding as of February 14, 2022 in the case of a conversion of the outstanding loan amounts under 2022 Secured Note into AgeX common stock, for less than the greater of book value or the applicable tranche market values of AgeX common stock as of March 20, 2020 or February 14, 2022, or (b) Juvenescence owning 50% or more of the outstanding AgeX common stock (the 50% Cap) in the case of a conversion of the outstanding loan amounts under the 2020 Loan Agreement or the 2022 Secured Note or the exercise of the 2020 Warrants or 2022 Warrants. As required by the terms of the 2020 Loan Agreement and the 2022 Secured Note, AgeX sought and obtained the vote of AgeX stockholders approving (i) the ability of AgeX and Juvenescence to convert the loans under the 2020 Loan Agreement and the 2022 Secured Note into shares of AgeX common stock under the applicable loan conversion provisions even if the conversion would result in (a) Juvenescence receiving additional shares in excess of the 19.9% Cap or the 50% Cap limits, and (ii) the ability of Juvenescence to exercise its 2020 Warrants and 2022 Warrants even if the exercise would cause Juvenescence’s ownership of AgeX common stock to equal or exceed the 50% Cap limit.

Series A Preferred Stock and Series B Preferred Stock

At the 2023 annual meeting of stockholders, AgeX sought and obtained the vote of AgeX stockholders approving a proposal eliminating the 19.9% Cap and 50% Cap that limited the number of shares of AgeX Series B Preferred Stock that may be converted into shares of AgeX common stock.

Indemnification Agreements

On March 13, 2023, AgeX executed a Letter of Indemnification in Lieu of or Supplemental to a Medallion Signature Guarantee (the Letter of Indemnification) pursuant to which AgeX agreed to indemnify Equiniti Trust Company, LLC (the “Equiniti Indemnity”) from and against any and all claims, damages, liabilities or losses arising out of the transfer of all of the AgeX common stock held by Juvenescence to its wholly-owned subsidiary, Juvenescence US Corp. (the “Share Transfer”). In connection with the execution of the Letter of Indemnification, AgeX and Juvenescence entered into a Transfer of Shares of AgeX Therapeutics, Inc. Common Stock – Indemnification Agreement, pursuant to which Juvenescence agreed to indemnify AgeX against any and all claims, damages, liabilities or losses arising out of the Share Transfer or the Equiniti Indemnity.

On December 21, 2023, AgeX executed that certain Letter of Indemnification in Lieu of or Supplemental to a Medallion Signature Guarantee (the “ETC Letter of Indemnification”), pursuant to which AgeX agreed to indemnify Equiniti Trust Company LLC and its affiliates, successors and assigns (the “ETC Indemnity”) from and against any and all claims, damages, liabilities or losses arising out of the transfer 467,657 shares of AgeX common stock held by Juvenescence US Corp. to JuvVentures (UK) Limited (the “JUV US Share Transfer”). In connection with AgeX’s execution of the Letter of Indemnification, AgeX and Juvenescence Limited, the ultimate parent company of Juvenescence US Corp. and JuvVentures (UK) Limited, entered into that certain Transfer of Shares of AgeX Therapeutics, Inc. Common Stock – Indemnification Agreement, pursuant to which Juvenescence agreed to indemnify AgeX against any and all claims, damages, liabilities or losses arising out of the JUV US Share Transfer or the ETC Indemnity.

Director Independence

Jean-Christophe Renondin and Steven Mintz qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. Michael May whose term as a director expired at the 2023 annual meeting of stockholders, also qualified as independent under that standard, as did Joanne Hackett until she was appointed Interim Chief Executive Officer. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration during the last fiscal year for serving as directors except as disclosed under “Non-Employee Director Compensation” in Item 11 of this Report. None of the independent directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

Gregory H. Bailey does not meet the independence standard because he is a director and former chief executive officer of Juvenescence, which is our largest stockholder that beneficially owns approximately 81.1% of our common stock as reflected in the table included in Item 12 to this Report. Joan Hackett does not meet the independence standard because she is our Interim Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2023 and 2022 by WithumSmith+Brown, PC (“Withum”):

	2023	2022
Audit Fees (1)	$483,000	$358,000
Audit Related (2)	-	53,000
	$483,000	$411,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, and review of interim financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2023 and 2022, 100% of the fees paid to Withum were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of AgeX are filed in this Report:

Audited Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated by reference:

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1#†	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	2.1	8/30/2018

3.1*	Certificate of Incorporation, as amended, of AgeX Therapeutics, Inc.

3.2	Bylaws of AgeX Therapeutics, Inc.	10-12(b)	001-38519	3.2	6/8/2018

4.1	Specimen of Common Stock Certificate AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	4.1	8/30/2018

4.2	Form of Warrant included in Warrant Agreement dated March 30, 2020.	10-K	001-38519	10.25	3/30/2020

4.3	Form of Warrant included in Warrant Agreement dated February 14, 2022.	8-K	001-38519		2/15/2022

4.4*	Form of Post-Merger Warrant included in Warrant Agreement dated March 19, 2024.

4.5*	Form of Incentive Warrant included in Warrant Agreement dated March 19, 2024.

4.6	Description of Securities.	10-K	001-38519	4.4	3/31/2023

10.1#	Asset Contribution and Separation Agreement dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.1	11/9/2017

10.2#	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.2	11/9/2017

10.3‡	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-229432	99.1	1/30/2019

10.4‡	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement.	S-8	333-229432	99.2	1/30/2019

10.5‡	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement.	S-8	333-229432	99.3	1/30/2019

10.6‡	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement.	S-8	333-229432	99.4	1/30/2019

10.7‡	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement.	S-8	333-229432	99.5	1/30/2019

10.8#	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.7	7/19/2018

10.9#	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.11	7/19/2018

10.10‡	Employment Agreement, by and between AgeX Therapeutics, Inc. and Hal Sternberg, dated August 21, 2017.	10-12(b)	001-38519	10.17	6/8/2018

10.11	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.15	7/19/2018

10.12	Form of Registration Rights Agreement.	10-12(b) A-1	001-38519	10.16	7/19/2018

10.13	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.3	8/14/2019

10.14	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant.	10-K	001-38519	10.25	3/30/2020

10.15	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-K	001-38519	10.26	3/30/2020

10.16‡	Employment Agreement, by and between AgeX Therapeutics, Inc. and Andrea E. Park, dated May 15, 2020.	10-Q	001-38519	10.3	8/14/2020

10.17	First Amendment to Warrant Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.2	8/14/2020

10.18	Amendment No. 2 to Registration Rights Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/11/2021

10.19‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-261997	99.1	1/4/2022

10.20†	Secured Note dated February 14, 2022, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	2/15/2022

10.21†	Security Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/15/2022

10.22	Warrant Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.3	2/15/2022

10.23	Amendment No. 3 to Registration Rights Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.4	2/15/2022

10.24‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	8-K	001-38519	10.1	12/12/2022

10.25†	Amended and Restated Secured Convertible Promissory Note, dated February 9, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	2/10/2023

10.26	Reaffirmation Agreement, dated February 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	2/10/2023

10.27†	Secured Convertible Promissory Note dated March 13, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	3/15/2023

10.28†	Amended and Restated Security Agreement, dated March 13, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	3/15/2023

10.29	Convertible Promissory Note, dated March 15, 2023, between AgeX Therapeutics, Inc. and Serina Therapeutics, Inc.	8-K	001-38519	10.4	3/15/2023

10.30†	Subordination Agreement, dated March 15, 2023, between AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and the other investors signatory thereto	8-K	001-38519	10.5	3/15/2023

10.31	Allonge and Second Amendment to Amended and Restated Convertible Promissory Note dated May 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.9	5/12/2023

10.32	Third Amendment to Amended and Restated Secured Convertible Promissory Note, dated June 2, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	6/8/2023

10.33	Registration Rights Agreement, dated July 21, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	7/21/2023

10.34	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.1	8/4/2023

10.35	Amendment to Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.2	8/4/2023

10.36‡†	Transition Services and Separation Agreement, dated August 9, 2023, between AgeX Therapeutics, Inc. and Michael D. West.	10-Q	001-38519	10.7	8/14/2023

10.37‡	Consulting Agreement, dated August 9, 2023, between AgeX Therapeutics, Inc. and Joanne Hackett	10-Q	001-38519	10.8	8/14/2023

10.38	Form of AgeX Therapeutics, Inc. Stockholder Support Agreement	8-K	001-38519	10.1	8/30/2023

10.39	Form of Serina Therapeutics, Inc. Stockholder Support Agreement	8-K	001-38519	10.2	8/30/2023

10.40	Form of AgeX Therapeutics, Inc. Lock-Up Agreement	8-K	001-38519	10.3	8/30/2023

10.41	Form of Serina Therapeutics, Inc. Lock-Up Agreement	8-K	001-38519	10.4	8/30/2023

10.42	Letter Agreement, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.5	8/30/2023

10.43‡†	Amendment to Transition Services and Separation Agreement, dated October 31, 2023, between AgeX Therapeutics, Inc. and Michael D. West	10-Q	001-38519	10.12	11/14/2023

10.44	Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note, dated November 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.13	11/14/2023

10.45†	Form of Pledge Agreement by AgeX Therapeutics, Inc.	10-Q	001-38519	10.14	11/14/2023

10.46	Guaranty Agreement, dated November 9, 2023, between Reverse Bioengineering, Inc., ReCyte Therapeutics, Inc., UniverXome Bioengineering, Inc. and Juvenescence Limited	10-Q	001-38519	10.15	11/14/2023

10.47†	Joinder Agreement, dated November 9, 2023, between Reverse Bioengineering, Inc., ReCyte Therapeutics, Inc., UniverXome Bioengineering, Inc., AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.16	11/14/2023

10.48	Sixth Amendment to Amended and Restated Convertible Promissory Note, dated February 9, 2024, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	2/14/2024

10.49*	Warrant Agreement, dated March 19, 2024 between AgeX Therapeutics, Inc. and Equinity Trust Company, LLC

21.1*	List of Subsidiaries

23.1*	Consent of WithumSmith+Brown, PC

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

97.1*	AgeX Therapeutics, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

‡	Management contract or compensatory plan.

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

(c)(2) Financial Statements of affiliates whose securities are pledged as collateral

Presented below are the unaudited financial statements of ReCyte Therapeutics, Inc. of which AgeX holds approximately 94.8% of its shares of common stock issued and outstanding and Reverse Bioengineering, Inc., a wholly owned subsidiary of AgeX whose securities are pledged as collateral to Juvenescence in connection with the debt agreements with Juvenescence. AgeX’s security interests in UniverXome Bioengineering, Inc. (UniverXome), a wholly owned subsidiary of AgeX is pledged as collateral to Juvenescence in connection with the debt agreements with Juvenescence, but UniverXome has no financial statement transactions as of December 31, 2023. For further information on debt agreements with Juvenescence, see Note 5, Related Party Transactions, to the consolidated financial statements included elsewhere in this Report.

RECYTE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5	$-
Amount due to AgeX	887	864
TOTAL LIABILITIES	892	864

Stockholders’ deficit:
Preferred stock, no par value, authorized 5,000 shares; none issued and outstanding	-	-
Common stock, no par value, 50,000 shares authorized; 25,305 shares issued and outstanding	15,104	15,104
Accumulated deficit	(15,950)	(15,923)
Total ReCyte Therapeutics, Inc. stockholders’ deficit	(846)	(819)
Noncontrolling interest	(46)	(45)
Total stockholders’ deficit	(892)	(864)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

RECYTE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$28	$40

NET LOSS	28	40
Net loss attributable to noncontrolling interest	(1)	(2)

NET LOSS ATTRIBUTABLE TO RECYTE	$27	$38

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$-	$-

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	25,305	25,305

RECYTE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock				Total
	Number of Shares	Amount	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	25,305	$15,104	$(15,885)	$(43)	$(824)

Net loss	-	-	(38)	(2)	(40)
BALANCE AT DECEMBER 31, 2022	25,305	15,104	(15,923)	(45)	(864)

Net loss	-	-	(27)	(1)	(28)
BALANCE AT DECEMBER 31, 2023	25,305	$15,104	$(15,950)	$(46)	$(892)

RECYTE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss attributable to ReCyte	$(27)	$(38)
Net loss attributable to noncontrolling interest	(2)	(2)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5	(1)
Amount due to AgeX	24	41
Net cash used in operating activities	-	-

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	-	-

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	-	-
At end of the year	$-	$-

REVERSE BIOTHERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25	$53
Amount due to AgeX	1,505	883
TOTAL LIABILITIES	1,530	936

Stockholders’ deficit:
Preferred stock, $0.0001 par value, authorized 5,000 shares; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000 shares authorized; 1 shares issued and outstanding, respectively	-	-
Accumulated deficit	(1,530)	(936)
Total stockholders’ deficit	(1,530)	(936)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

REVERSE BIOTHERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
OPERATING AND ORGANIZATION EXPENSES
Research and development	$166	$288
General, administrative and organization	428	260

NET LOSS	$594	$548

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(594)	$(548)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	1	1

REVERSE BIOTHERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock			Total
	Number of Shares	Par Value	Accumulated Deficit	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2021	-	$-	$(388)	$(388)

Issuance of common stock to AgeX in connection with Asset Contribution Agreement	1	-	-	-
Net loss	-	-	(548)	(548)
BALANCE AT DECEMBER 31, 2022	1	-	(936)	(936)

Net loss	-	-	(594)	(594)
BALANCE AT DECEMBER 31, 2023	1	$-	$(1,530)	$(1,530)

REVERSE BIOTHERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(594)	$(548)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(28)	49
Amount due to AgeX	622	499
Net cash used in operating activities	-	-

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	-	-

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the year	-	-
At end of the year	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of 1 common stock to AgeX in connection with Asset Contribution Agreement in 2022	$-	$-

(c)(3) Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2024.

AGEX THERAPEUTICS, INC.

By:	/s/ Joanne M. Hackett
Joanne M. Hackett
Interim Chief Executive Officer

Signature	Title	Date

/s/ Joanne M. Hackett	Interim Chief Executive Officer	March 22, 2024
JOANNE M. HACKETT	(Principal Executive Officer)

/s/ Andrea E. Park	Chief Financial Officer	March 22, 2024
ANDREA E. PARK	(Principal Financial and Accounting Officer)

/s/ Gregory H. Bailey	Director	March 22, 2024
GREGORY H. BAILEY

/s/ Jean-Christophe Renondin	Director	March 22, 2024
JEAN-CHRISTOPHE RENONDIN

/s/ Steven Mintz	Director	March 22, 2024
STEVEN MINTZ

