Form 10-Q
period 2024-03-31
Serina Therapeutics, Inc.
filed 2024-05-14
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-38519

Serina Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1436829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Genome Way, Suite 2001

Huntsville, Alabama 35806

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (256) 327-9630

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SER	NYSE American

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

The number of shares common stock outstanding as of May 9, 2024 was 8,413,889, par value $0.0001 per share.

SERINA THERAPEUTICS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Financial Statements, under Risk Factors in this Report, those incorporated by reference in the section titled “Risk Factors in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024, and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Explanatory Note

On March 26, 2024, the Delaware corporation formerly known as “AgeX Therapeutics, Inc.” completed our previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX Therapeutics, Inc., a Delaware corporation (“AgeX”), Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.” (the “Company”).

At the effective time of the Merger, each outstanding share of Legacy Serina capital stock (after giving effect to the automatic conversion of all shares of Legacy Serina preferred stock into shares of Legacy Serina common stock and excluding any shares held as treasury stock by Legacy Serina or held or owned by AgeX or any subsidiary of AgeX or Legacy Serina and any dissenting shares) was converted into the right to receive 0.97682654 shares of AgeX common stock, which resulted in the issuance by AgeX of an aggregate of 5,913,277 shares of AgeX common stock to the stockholders of Legacy Serina. In addition, AgeX assumed the Legacy Serina 2017 Stock Option Plan and each outstanding and unexercised option to purchase Legacy Serina common stock and each outstanding and unexercised warrant to purchase Legacy Serina capital stock were adjusted with such stock options and warrants henceforth representing the right to purchase a number of shares of our common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock previously represented by such options and warrants.

The Merger was treated as a reverse recapitalization under U.S. generally accepted accounting principles. Legacy Serina is considered the accounting acquirer for financial reporting purposes. Immediately following the consummation of the Merger, AgeX changed its name to “Serina Therapeutics, Inc.” and the Company’s common stock, par value $0.0001 per share (“common stock”), began trading on the NYSE American under the symbol “SER.”

Following the consummation of the Merger, the business previously conducted by Legacy Serina became the business conducted by the Company, which is now a clinical-stage biotechnology company developing Legacy Serina’s drug product candidates. The Company’s headquarters are located in Huntsville, Alabama (Legacy Serina’s former headquarters).

Immediately following the consummation of the Merger, there were approximately 10.1 million shares of the Company’s common stock outstanding on a fully-diluted basis, excluding warrants, with Legacy Serina equityholders collectively owning approximately 75% of the Company and prior AgeX equityholders collectively owning approximately 25% of the Company, in each case on a fully diluted basis excluding warrants.

The foregoing descriptions of the Merger Agreement and the Amended Certificate do not constitute a complete summary of the terms of the Merger Agreement, the Merger Certificate or the Amended Certificate, and are qualified in their entirety by reference to the full text of the Merger Agreement and the Amended Certificate, copies of which are filed as Exhibits 2.1 and 3.1 to this Report.

Pre-Merger Closing Conditions

Reverse Stock Split

As a pre-merger closing condition, on March 14, 2024, AgeX effected a reverse stock split of its common stock at a ratio of 1 for 35.17 (the “Reverse Stock Split”) resulting in approximately 2,500,000 shares of AgeX common stock being outstanding immediately upon the Reverse Stock Split. Except for the number of authorized but unissued shares of AgeX common stock, and except as may be otherwise stated in these notes to financial statements, numbers of shares of AgeX common stock issued and outstanding, or issuable upon the exercise of options or warrants or upon conversion of convertible indebtedness, and AgeX common stock prices, shown in the consolidated financial statements and these notes thereto have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

Warrant Dividends

On March 19, 2024, AgeX issued to each stockholder of record as of the close of business on March 18, 2024 (the “Warrant Dividend Record Date”) three warrants (each, a “Post-Merger Warrant”) for each five shares of AgeX common stock issued and outstanding held by a stockholder of record as of the Warrant Dividend Record Date. Each Post-Merger Warrant will be exercisable at an exercise price equal to $13.20 per warrant (such exercise price reflecting the Reverse Stock Split) for (i) one share of our common stock and (ii) one warrant (each, an “Incentive Warrant”) and will expire on July 31, 2025. Each Incentive Warrant will be exercisable at an exercise price equal to $18.00 per warrant (such exercise price reflecting the Reverse Stock Split) for one share of our common stock and will expire on the four-year anniversary of closing of the Merger.

Each Post-Merger Warrant was issued and each Incentive Warrant will be issued pursuant to the terms of the warrant agreement, dated as of March 19, 2024 (the “Warrant Agreement”), by and between the Company and Equiniti Trust Company, LLC, a New York limited liability company, as warrant agent (the “Warrant Agent”). No fractional warrants were issued. The number of Post-Merger Warrants issued to a stockholder of record were rounded down to the nearest whole number if such holder was entitled to receive a fractional warrant.

Prior to the closing of the Merger, all assets of AgeX other than certain “Legacy Assets” were transferred into a recently formed subsidiary of AgeX UniverXome Bioengineering, Inc. (“UniverXome”). In consideration of the transfer of such assets, UniverXome assumed (i) all indebtedness of AgeX issued to Juvenescence that had not been previously converted into AgeX Series A Preferred Stock or AgeX Series B Preferred Stock, which are secured by the Legacy Assets and (ii) all other liabilities of AgeX in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger).

Side Letter with Juvenescence

Concurrently with the execution of the Merger Agreement, AgeX, Legacy Serina, and AgeX’s controlling stockholder Juvenescence Limited (“Juvenescence”) entered into a Side Letter, which became effective immediately prior to the closing of the Merger. The Side Letter provides, among other things, that (i) effective immediately before the consummation of the Merger, Juvenescence will cancel all out of the money AgeX warrants held by Juvenescence; (ii) Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025; (iii) Juvenescence will not sell any shares of AgeX Series A Preferred Stock or AgeX Series B Preferred Stock and will take all actions necessary to convert all of such Preferred Stock into AgeX common stock before a Reverse Stock Split that will occur before the Merger; (iv) Juvenescence will release all security interests, guarantees, pledges, assignments and other forms of collateral that it may have in AgeX’s assets pursuant to the terms of Juvenescence loans to AgeX; and (v) Juvenescence will consent to a newly formed subsidiary of AgeX assuming AgeX’s obligations with respect to loan agreements and promissory notes governing loans payable to Juvenescence, including obligations for amounts currently owed and future advances of loan funds, and Juvenescence shall release AgeX from those loan obligations. Juvenescence’s covenant regarding retaining ownership of and converting the Preferred Stock into AgeX common stock has been satisfied through the conversion of the Preferred Stock into AgeX common stock on February 1, 2024.

Since Legacy Serina was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Legacy Serina and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three months ended March 31, 2024, include the acquired business from March 27, 2024, through March 31, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Legacy Serina have been retroactively restated based on the exchange ratio of 0.97682654.

In this Report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to (i) Legacy Serina for periods prior to the effectiveness of the Merger and (ii) Serina Therapeutics, Inc. (as a consolidated company) for periods following the effectiveness of the Merger. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Legacy Serina.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,706	$7,619
Accounts and grants receivable, net	65	-
Prepaid expenses and other current assets	166	-
Total current assets	8,937	7,619

Restricted cash	50	-
Property and equipment, net	564	573
Right of use assets - operating leases	627	666
Right of use assets - finance leases	104	110
Intangible assets, net	574	-
TOTAL ASSETS	$10,856	$8,968

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,013	$1,163
Loans due to Juvenescence, net of debt issuance costs	9,746	-
Related party payables, net	66	-
Current portion of operating lease liabilities	207	214
Current portion of finance lease liabilities	24	36
Other current liabilities	3	-
Total current liabilities	14,059	1,413

Loans due to Juvenescence	693	-
Convertible promissory notes, at fair value	-	2,983
Operating lease liabilities, net of current portion	413	461
Finance lease liabilities, net of current portion	-	1
TOTAL LIABILITIES	15,165	4,858

Commitments and contingencies (Note 11)

Redeemable Convertible Preferred Stock:
Redeemable convertible preferred stock, $0.01 par value; 10,000 authorized; nil and 3,438 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	36,404
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 40,000 shares authorized; and 8,414 and 2,410 shares issued and outstanding	1	25
Additional paid-in capital	1,125	858
Accumulated deficit	(5,435)	(33,177)
Total stockholders’ deficit	(4,309)	(32,294)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$10,856	$8,968

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except par value amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Grant revenues	$5	$30
Total revenues	5	30

OPERATING EXPENSES
Research and development	1,106	399
General and administrative	1,220	593
Total operating expenses	2,326	992

Loss from operations	(2,321)	(962)

OTHER INCOME (EXPENSE), NET:
Interest expense, net	(99)	(86)
Fair value inception adjustment on convertible promissory note	-	2,240
Change in fair value of convertible promissory notes	(7,017)	294
Change in fair value of warrants	-	172
Total other income (expense), net	(7,116)	2,620

NET INCOME (LOSS)	$(9,437)	$1,658

NET EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(3.38)	$0.77
DILUTED	$(3.38)	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	2,790	2,167
DILUTED	2,790	8,569

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Redeemable Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	2,410	$25	$858	$(33,177)	$(32,294)
Issuance of common stock upon exercise of stock options	-	-	64	1	3	-	4
Issuance of common stock upon conversion of preferred stock	(3,438)	(36,404)	3,438	35	36,369	-	36,404
Issuance of common stock upon conversion of AgeX-Serina Note	-	-	616	6	10,715	-	10,721
Cancellation of common stock upon consummation of Merger on March 26, 2024	-	-	(6,528)	(67)	(47,833)	37,179	(10,721)
Merger and issuance of common stock to Legacy Serina shareholders upon consummation of Merger on March 26, 2024	-	-	8,414	1	960		961
Stock-based compensation	-	-	-	-	53	-	53
Net loss	-	-	-	-	-	(9,437)	(9,437)
BALANCE AT MARCH 31, 2024	-	$-	8,414	$1	$1,125	$(5,435)	$(4,309)

	Redeemable Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2022	3,323	$35,442	2,167	$22	$646	$(38,446)	$(37,778)
Stock-based compensation	-	-	-	-	2	-	2
Net income	-	-	-	-	-	1,658	1,658
BALANCE AT MARCH 31, 2023	3,323	$35,442	2,167	$22	$648	$(36,788)	$(36,118)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$(9,437)	$1,658
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	13
Non-cash lease expense	45	46
Amortization of debt issuance fees	22	-
Stock-based compensation	53	2
Fair value inception adjustment on convertible promissory note	-	(2,240)
Change in fair value of convertible promissory notes	7,017	(294)
Change in fair value of warrants	-	(172)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57)	1
Accounts payable and accrued liabilities	644	235
Accrued interest on convertible promissory notes	163	86
Operating lease liabilities	(55)	(44)
Other current liabilities	3	-
Net cash used in operating activities	(1,577)	(709)

INVESTING ACTIVITIES:
Purchase of equipment	(14)	-
Net cash used in investing activities	(14)	-

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	2,400	-
Cash and restricted cash acquired in connection with the Merger	337	-
Proceeds from the exercise of stock options	4	-
Proceeds from the issuance of convertible promissory notes	-	10,100
Principal repayments on finance lease liabilities	(13)	(11)
Net cash provided by financing activities	2,728	10,089

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,137	9,380

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	7,619	532
At end of the period	$8,756	$9,912

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Right of use asset acquired in exchange for finance lease liabilities	$-	$497
Issuance of common stock upon conversion of Preferred Stock	$36,404	$-
Issuance of common stock upon conversion of AgeX-Serina Note	$10,721	$-
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$961	$-

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business Overview and Liquidity

Serina Therapeutics, Inc. (“Serina” or the “Company”) was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX Therapeutics, Inc. (“AgeX”), Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.” (the “Company”).

At the effective time of the Merger, each outstanding share of Legacy Serina capital stock (after giving effect to the automatic conversion of all shares of Legacy Serina preferred stock into shares of Legacy Serina common stock and excluding any shares held as treasury stock by Legacy Serina or held or owned by AgeX or any subsidiary of AgeX or of Legacy Serina and any dissenting shares) was converted into the right to receive 0.97682654 shares of AgeX common stock, which resulted in AgeX issuing an aggregate of 5,913,277 shares of AgeX common stock to the stockholders of Legacy Serina. In addition, AgeX assumed the Legacy Serina 2017 Stock Option Plan, and each outstanding and unexercised option to purchase Legacy Serina common stock and each outstanding and unexercised warrant to purchase Legacy Serina capital stock was adjusted with such stock options and warrants henceforth representing the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock previously represented by such options and warrants.

Following the consummation of the Merger, the business previously conducted by Serina became the business conducted by the Company, which is now a clinical-stage biotechnology company developing Serina’s drug product candidates. The Company’s headquarters are located in Huntsville, Alabama (Serina’s former headquarters).

The Company is a clinical-stage biotechnology company developing a pipeline of wholly-owned drug product candidates to treat neurological diseases and pain. The Company’s POZ drug delivery technology is designed to enable certain existing drugs and novel drug candidates to be modified in a way that may provide an increase in efficacy and safety of the resulting polymeric drug conjugate. The Company’s proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline). The Company’s POZ technology is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs delivered via subcutaneous injection.

The therapeutic agents in the Company’s product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic (PK) profiles that can include toxicity, side effects and short half-life. We believe that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood. We believe that POZ technology can be applied to small molecules, proteins, antibody drug conjugates, and other classes of molecules.

Prior to the closing of the Merger, any assets of AgeX other than certain “Legacy Assets” were transferred into a recently formed subsidiary of AgeX, UniverXome Bioengineering, Inc. (“UniverXome”). UniverXome assumed (i) any outstanding indebtedness of AgeX to Juvenescence Limited (“Juvenescence”), which was secured by the assets contributed to UniverXome, (ii) most of the Company’s contracts with third parties, other than certain designated contracts and any contracts that were terminated before the Merger, and (iii) all other liabilities of the Company in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger).

Emerging Growth Company

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

Liquidity and Going Concern

In addition to general economic and capital market trends and conditions, the Company’s ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to the Company’s operations such as operating expenses and progress in out-licensing its technologies and development of its product candidates.

The unavailability or inadequacy of financing to meet future capital needs could force the Company to modify, curtail, delay, or suspend some or all aspects of planned operations. Sales of additional equity securities could result in the dilution of the interests of its stockholders. The Company cannot assure that adequate financing will be available on favorable terms, if at all.

The Company recognized net loss of approximately $9.4 million for the period ended March 31, 2024. The Company used approximately $1.6 million in net cash from operating activities for the period ended March 31, 2024 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Management believes that its cash and cash equivalents of $8.7 million as of March 31, 2024, along with the approximately $15 million of cash proceeds expected to be received from Juvenescence through the exercise of Post-Merger Warrants as provided in a “Side Letter”, will be used to fund Company operations but are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these condensed consolidated interim financial statements. See Note 7, Stockholders’ Equity/(Deficit) regarding the Post-Merger Warrants and Side Letter. Management has based its estimate of the funds needed to finance Company operations on assumptions that may prove to be wrong, and available capital resources could be exhausted sooner than expected. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to largely rely on raising capital from equity investors for funding its operations. Some funding is expected to be obtained through licensing agreements or other arrangements with commercial entities.

As a result of recurring losses from operations and recurring negative cash flows from operations, there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively. If sufficient capital is not available, the Company would be required to delay, limit, reduce, or terminate its product development or future commercialization efforts or grant rights to develop and market therapeutic candidates to other entities. There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022 attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024.

The accompanying condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. For consolidated entities where the Company has less than 100% of ownership, the Company records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity (deficit) on the Company’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.

The Company assesses whether it is the primary beneficiary of a variable interest entity (“VIE”) at the inception of the arrangement and at each reporting date. This assessment is based on its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the Company’s obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the entity is within the scope of the variable interest model and meets the definition of a VIE, the Company considers whether it must consolidate the VIE or provide additional disclosures regarding its involvement with the VIE. If the Company determines that it is the primary beneficiary of the VIE, the Company will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event. For entities the Company holds as an equity investment that are not consolidated under the VIE model, the Company will consider whether its investment constitutes a controlling financial interest in the entity and therefore should be considered for consolidation under the voting interest model.

The Company has five subsidiaries: Legacy Serina and UniverXome, which are wholly-owned subsidiaries, and ReCyte Therapeutics, Inc. (“ReCyte”), Reverse Bioengineering, Inc. (“Reverse Bio”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Following the Merger, the Company is primarily focused on developing Legacy Serina’s product candidates which are described elsewhere in this Report. Prior to the Merger, on March 26, 2024, pursuant the Merger Agreement, the Company contributed all of its stock in Reverse Bio and ReCyte, along with substantially all of the assets (other than the stock of NeuroAirmid) of the Company to UniverXome. In exchange for the contribution of those assets, UniverXome assumed certain liabilities, including all of the Company’s indebtedness to Juvenescence. UniverXome owns 94.8% of the outstanding capital stock of ReCyte. ReCyte owns certain pre-clinical research and development assets involving stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. The Company owns 100% of the outstanding capital of Reverse Bio through UniverXome. Reverse Bio owns assets involved in partial cellular reprogramming using its iTR™ technology with the intent to revert aged or diseased cells to a healthy and functional state. NeuroAirmid is jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. The Company owns 50% of the outstanding capital stock of NeuroAirmid. The Company consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On March 27, 2024, the Board of Directors of the Company formed a special committee for the purpose of exploring strategic alternatives for the business, assets and/or stock of UniverXome, Reverse Bio, ReCyte and NeuroAirmid.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (ii) the reported amounts of revenues and expenses during the reporting period, in each case with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, determining the fair value of the Company’s embedded derivatives in the convertible notes payable and receivable, and assumptions used to value stock-based awards or other equity instruments and liability classified warrants. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash equivalents. The Company maintains its cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions and may at times hold investments at Securities Investor Protection Corporation (“SIPC”) insured broker-dealers.

At times, the balances in these accounts may be in excess of FDIC and SIPC insured limits. At March 31, 2024 and December 31, 2023, cash and cash equivalents deposits in excess of FDIC limits were approximately $2.6 million and $0, respectively, and investments and deposits in excess of SIPC limits were $5.4 and $7.3 million, respectively.

For the periods ended March 31, 2024 and 2023, 100% of the Company’s revenue for the periods presented are related to a single grant from U.S. Government agency. See Note 4, Grant Revenues, for further discussion on grant awards.

Product candidates developed by the Company and its subsidiaries will require approvals or clearances from the United States Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any of the product candidates being developed or planned to be developed by the Company or its subsidiaries will receive any of the required approvals or clearances. If regulatory approval or clearance were to be denied or any such approval or clearance was to be delayed, it would have a material adverse impact on the Company.

Fair value measurements of financial instruments

The Company has adopted ASC Topic 820, Fair Value Measurement, for certain financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

●	Level 3: Unobservable inputs to the valuation methodology are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

Accounting for warrants

The Company determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. See Notes 5, Related Party Transactions and 6, Fair Value Measurements, for additional information regarding warrants.

Redeemable convertible preferred stock

The Company recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs. As of December 31, 2023, the Company classified stock that was redeemable in circumstances outside of the Company’s control outside of permanent equity. The redeemable preferred stock were converted to common stock on March 26, 2024 upon consummation of the Merger.

Cash, cash equivalents, and restricted cash

In accordance with Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	March 31, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$8,706	$7,619
Restricted cash (1)	50	-
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$8,756	$7,619

(1)	Restricted cash entirely represents the deposit required to maintain the Company’s corporate credit card program.

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations. Depreciation of property and equipment is provided utilizing the straight-line method over the range of lives used of the respective assets, which is 3 - 10 years.

Leases

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASC 842”) and its subsequent amendments affecting the Company: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted Improvements, using the modified retrospective method. The Company management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a financing lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, the Company uses (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, and as applicable, the Company accounts for the lease and non-lease components as a single lease component. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet.

ROU assets represent an entity’s right to use an underlying asset during the lease term and lease liabilities represent an entity’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If the lease agreement does not provide an implicit rate in the contract, the lessee uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. For such purposes, the lease term applied may include options to extend or terminate the lease when it is reasonably certain that the Company or a subsidiary will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not capitalize leases that have terms of twelve months or less.

The Company entered into five long-term, non-cancelable operating leases, of which four are related to laboratory and office facilities located in Huntsville, Alabama and one for a laboratory equipment. The leases expire on various dates from September 2024 through January 2028. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The Company also leases two pieces of equipment for various terms under long-term, non-cancelable finance lease agreements which expire in September 2024 and February 2025. The Company has elected to combine lease and non lease components as a single component. As required under ASC 842, operating leases are recognized on the consolidated balance sheet as ROU lease assets, current lease liabilities, and non-current lease liabilities. Fixed rents are included in the calculation of the lease balances, while variable costs paid for certain operating and pass through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Intangible assets, net

Intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) with alternative future use and patents, is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. The Company’s long-lived assets consists entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. There has been no impairment of long-lived assets for the accounting periods presented.

Revenue recognition

The Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it expects to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

Grant revenues – The Company accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements. At the inception of the grant, we perform an assessment as to whether the grant is a liability or a contract to perform research and development services for others. If the Company or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then the Company is required to estimate and recognize that liability. Alternatively, if the Company or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

In applying the provisions of Topic 606, the Company has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, our policy is to recognize grant revenue when the related costs are incurred, provided that the applicable conditions under the government contracts have been met. Only costs that are allowable under the grant award, certain government regulations and the National Institutes of Health’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Costs incurred are recorded in research and development expenses on the accompanying consolidated statements of operations.

The Company believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

License revenues - The Company also recognizes revenue under licensing agreements with commercial entities in accordance with ASC 606. Under revenue sharing licensing agreements, the Company receives reimbursement for eligible costs as well as payments upon the achievement of certain milestones as defined by the contract. These licensing agreements provide for the Company to receive a certain percentage of revenue from sales of their product.

The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collection is probable.

Each contract is assessed at inception to determine whether it should be combined with other contracts. When making this determination, factors such as whether two or more contracts were negotiated or executed at or near the same time or were negotiated with an overall profit objective. If combined, the Company treats the combined contracts as a single contract for revenue recognition purposes.

The Company evaluates the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The services in the contracts are typically not distinct from one another due to the requirements to perform under the contract. Accordingly, the contracts are typically accounted for as one performance obligation. However, if a contract has multiple distinct performance obligations, the transaction price is allocated to each performance obligation based on the estimated standalone selling price of the service underlying each performance obligation. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the service. For performance obligations in which control does not continuously transfer to the customer, revenue is recognized at the point in time that each performance obligation is fully satisfied.

The Company determines the transaction price for each contract based on the consideration expected to be received for the services being provided under the contract. For contracts where a portion of the price may vary, the Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company analyzes the risk of a significant reversal and, if necessary, constrains the amount of variable consideration recognized in order to mitigate the risk. At inception of a contract, the transaction price is estimated based on current rights, and does not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not probable at the inception of the agreement; and (ii) the Company has a right to payment. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Research and development

Research and development costs are expensed as they are incurred and include compensation for scientists, support personnel, outside contracted services, and material costs associated with product development. The Company continually evaluates new product opportunities and engages in intensive research and product development efforts. Research and development expenses include both direct costs tied to a specific contract or grant, and indirect costs. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, if any and as applicable, approximate the respective revenues recognized in the condensed consolidated statements of operations.

General and administrative

General and administrative expenses consist primarily of compensation and related benefits, including stock-based compensation, for executive and corporate personnel, and professional and consulting fees.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of loss carryovers and depreciation differences for financial and income tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.

The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statement from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized such tax benefits in its financial statements.

Basic and diluted net earnings (loss) per share attributable to common stockholders

Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and warrants and the if-converted method for redeemable, convertible preferred stock and convertible promissory notes. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment in the United States of America.

Reclassifications

Certain reclassifications have been made to the prior period condensed consolidated interim financial statements to conform to current year presentation of the Accounts payable and accrued liabilities amount in the condensed consolidated balance sheet.

Recently adopted accounting pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB ASC master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The company adopted this standard as of January 1, 2024, and it did not have a material impact on the condensed consolidated interim financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to income Tax Disclosures, under which entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The company adopted this standard as of January 1, 2024, and it did not have a material impact on the condensed consolidated interim financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (ASU 2024-02). ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between nonauthoritative and authoritative guidance (since, unlike the Codification, the concepts statements are nonauthoritative). This ASU is effective for the Company beginning January 1, 2025 and is not expected to have a material impact on the condensed consolidated interim financial statements.

3. Selected Balance Sheet Components

Property and equipment, net

Property and equipment at March 31, 2024 and December 31, 2023 net of accumulated depreciation expenses was as follows (in thousands):

	March 31, 2024 (unaudited)	December 31, 2023
Computer equipment	$31	$30
Equipment	850	837
Software	96	96
Total property and equipment	977	963
Less accumulated depreciation	(413)	(390)
Total property and equipment, net	$564	$573

Depreciation expense for the periods ended March 31, 2024 and 2023 totaled approximately $23,000 and $13,000, respectively.

Intangible assets, net

At March 31, 2024, intangible assets, primarily consisting of acquired IPR&D with alternative use and patents, and accumulated amortization were as follows (in thousands):

March 31, 2024 (unaudited)
Intangible assets	$576
Accumulated amortization	(2)
Total intangible assets, net	$574

The Company recognized approximately $2,000 in amortization expense of intangible assets, included in research and development expenses, for the three months ended March 31, 2024. The Company did not have intangible assets prior to the Merger which consummated on March 26, 2024.

Amortization of intangible assets for periods subsequent to March 31, 2024 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2024	98
2025	131
2026	132
Thereafter	213
Total	$574

Accounts payable and accrued liabilities

At March 31, 2024 and December 31, 2023, accounts payable and accrued liabilities were comprised of the following (in thousands):

	March 31, 2024 (unaudited)	December 31, 2023
Accounts payable	$2,605	$580
Accrued compensation	111	13
Accrued vendors and other expenses	1,297	570
Total accounts payable and accrued liabilities	$4,013	$1,163

4. Grant Revenues

In August 2022, the Company was awarded a $250,000 NIH grant through the Innovative Alabama Supplemental Grant Program (the “Supplemental Grant Program”) under which the Company received $245,000 upon execution of the award. The grant provided funding for continued research and development for the treatment of neurological disorders and stroke over the grant period, August 2022 through December 2023. Based on our evaluation under the accounting guidance aforementioned, this grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred. Accordingly, the upfront payment was recorded as deferred revenue and recognized to revenues as allowable expenses were incurred.

The Company substantially completed its obligation under the grant by December 31, 2023 and accordingly recognized all of the $245,000 by that date. The Company recognized the remaining $5,000 as grant revenues during the three months ended March 31, 2024 upon submission and clearance of a final report pursuant to the terms of the grant agreement. During the three months ended March 31, 2023, the Company incurred approximately $30,000 of allowable expenses under the grant and accordingly, such amount was recognized as grant revenues in that period.

5. Related Party Transactions

Convertible Notes Agreement and Asset Contribution Agreement

On March 26, 2024, AgeX entered into an Asset Contribution Agreement with UniverXome (the “Asset Contribution Agreement”) pursuant to which AgeX transferred to UniverXome all of AgeX’s capital stock in Reverse Bio and ReCyte, along with certain patents, patent applications, and other intellectual property, certain biological materials, certain trademarks and service marks, certain equipment, certain inventory, and certain files and records relating to the foregoing, and UniverXome assumed all of the Liabilities (as defined in the Merger Agreement) in existence as the Effective Time (as defined in the Merger Agreement) other than the Transaction Expenses (as defined in the Merger Agreement) and certain other liabilities. Concurrently with the execution of the Asset Contribution Agreement, AgeX, and its subsidiaries UniverXome, Reverse Bio, and ReCyte (the “Subsidiary Obligors”), entered into an Agreement with Respect to the Convertible Notes (the “Convertible Notes Agreement”) with Juvenescence. Under the Convertible Notes Agreement and related documents, AgeX transferred to UniverXome, and UniverXome assumed, all of AgeX’s rights and obligations under.

Pursuant to the Convertible Notes Agreement, Juvenescence agreed to release AgeX from its obligations under (i) the 2022 Secured Note and the 2023 Secured Note discussed below (collectively, the “Convertible Notes”), together with (ii) all agreements evidencing or securing the Convertible Notes, including certain security agreements, and UniverXome assumed all of AgeX’s obligations under the Convertible Notes and related agreements, including the security agreements. As a result, (i) Juvenescence agreed to look solely to UniverXome, and ReCyte and Reverse Bio as guarantors, for any and all obligations, including repayment, under the Convertible Notes, the security agreements, and related documents, and (ii) Juvenescence released its security interests in the assets of AgeX and certain subsidiaries, including its security interests in the stock of UniverXome, the stock and assets of Merger Sub, the stock and assets of NeuroAirmid, and certain cGMP embryonic cell lines used to support the NeuroAirmid business, and any security interest that it might have in the stock and assets of Merger Sub and Legacy Serina, while retaining its security interest in the stock and assets of ReCyte and Reverse Bio and in AgeX assets transferred to UniverXome. Juvenescence also agreed to provide the Company with a claims reserve for the purpose of settling and paying the costs associated with certain claims and demands of, and liabilities against, the Company, which claims reserve will be an additional debt obligation of UniverXome.

The Convertible Notes Agreement amended certain provisions of the 2022 Secured Note and 2023 Secured Note to eliminate (i) the provisions permitting Juvenescence and AgeX to convert outstanding amounts owed into shares of AgeX common stock, and (ii) certain related provisions.

The Convertible Notes Agreement includes a mechanism for adjusting the amount outstanding under the 2022 Secured Note as necessary for AgeX to have had $500,000 of immediately spendable non-restricted cash net of all payables and other liabilities as of the closing of the Merger to meet the closing condition under the Merger Agreement.

Indebtedness Exchange Agreement and Issuance of AgeX Preferred Stock

During July 2023, AgeX and Juvenescence entered into an Exchange Agreement pursuant to which AgeX issued shares of Series A Preferred Stock and Series B Preferred Stock to Juvenescence in exchange for the extinguishment of a total of $36 million of indebtedness under a Secured Convertible Facility Agreement (the “2020 Loan Agreement”), the 2022 Secured Note, and the 2023 Secured Note discussed below. The Series A Preferred Stock and Series B Preferred Stock automatically converted into shares of AgeX common stock on February 1, 2024.

2022 Secured Note

The following summary of the 2022 Secured Note is qualified by the terms of the Convertible Notes Agreement which substitutes UniverXome for AgeX as the “borrower” and primary obligor pursuant to the 2022 Secured Note and the Security Agreement described below, and which amends certain provisions of the 2022 Secured Note.

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “2022 Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. The Company drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under a prior loan agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the 2022 Secured Note and added $2,000,000 to the line of credit available to be borrowed by AgeX, under the 2022 Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Second Amendment”) that increased the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note (the “Third Amendment’), to provide that (i) AgeX may draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering as defined in the 2022 Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX will not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment, and (iii) the definition of “Reverse Financing Condition” was amended to extend to June 20, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio.

On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment (the “Fourth Amendment”) to the 2022 Secured Note to provide that (i) the definition of Reverse Financing Condition was amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by ReverseBio, and (ii) certain aspects of the loan conversion provisions of the 2022 Secured Note were amended. On November 9, 2023, AgeX and Juvenescence entered into the Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note (the “Fifth Amendment”) that increased the amount of the line of credit available to AgeX by $4,400,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the 2022 Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

On February 9, 2024, AgeX and Juvenescence executed a Sixth Amendment to Amended and Restated Convertible Promissory Note (the “Sixth Amendment”) that extends to May 9, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note. See Note 13, Subsequent Events for information regarding the Allonge and Eighth Amendment to the Amended and Restated Convertible Promissory Note entered into on May 8, 2024 that extends to December 31, 2024 the “Repayment Date” and for an additional $525,000 credit.

On March 26, 2024, AgeX entered into an Allonge and Seventh Amendment to the Amended and Restated Convertible Promissory Note (the “Seventh Amendment”) that provided the Company an additional $2,400,000 of credit subject to the terms of the 2022 Secured Note which was drawn entirely on March 29, 2024.

From January 1 through March 31, 2024, AgeX drew in the aggregate $5,800,000 of its credit available under the 2022 Secured Note with Juvenescence. As of March 31, 2024, AgeX had borrowed a total of $25,960,000 under the 2022 Secured Note, of which $7,500,000 was borrowed during the year ended December 31, 2023. During July 2023, $17,992,800 of 2022 Secured Note indebtedness, comprised of $16,660,000 borrowing and $1,332,800 of accrued loan origination fees, was extinguished in exchange for shares of AgeX Series A Preferred Stock and Series B Preferred Stock pursuant to an Exchange Agreement between AgeX and Juvenescence (the “Exchange Agreement”).

As an arrangement fee for the 2022 Secured Note, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 4% of the amount each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the repayment date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the 2022 Secured Note.

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

As of December 31, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 294,482 shares of AgeX common stock, of which 2022 Warrants to purchase 53,980 shares of AgeX common stock were issued during the year ended December 31, 2023. The exercise prices of the 2022 Warrants issued through December 31, 2023 ranged from $20.75 per share to $30.94 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. However, 2022 Warrants to purchase a total of 164,889 shares of AgeX common stock were cancelled pursuant to the Merger Agreement and the remaining 2022 Warrants to purchase a total of 129,593 shares of common stock at prices ranging from $20.75 to $25.01 remain in effect. The number of shares issuable upon exercise of the 2022 Warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events, and have been adjusted to give effect to the a 1 for 35.17 reverse stock split that AgeX implemented on March 14, 2024. See Note 7, Stockholders’ Equity/(Deficit). The 2022 Warrants will expire at 5:00 p.m. New York time three years after the date of issue. The expiration dates range from June 5, 2025 to April 3, 2026.

Conversion of Loan Amounts to Common Stock – The 2022 Secured Note included provisions allowing AgeX or Juvenescence to convert the loan balance and any accrued but unpaid origination fee into AgeX common stock; however those provisions were eliminated from the 2022 Note pursuant to the Convertible Notes Agreement.

Default Provisions – The loan balance and origination fees may become immediately due and payable prior to the mandatory repayment date if an Event of Default occurs. Events of Default under the 2022 Secured Note, as amended and assumed by UniverXome pursuant to the Convertible Notes Agreement, include the following: (a) UniverXome fails to pay any principal amount payable by it in the manner and at the time provided under and in accordance with the 2022 Secured Note; (b) UniverXome fails to pay any other amount payable by it in the manner and at the time provided under and in accordance with the 2022 Secured Note or the Security Agreement described below or any other agreement executed in connection with the 2022 Secured Note (the “Loan Documents”) and the failure is not remedied within three business days; (c) UniverXome fails to perform any of its covenants or obligations or fail to satisfy any of the conditions under the 2022 Secured Note or any other Loan Document and, such failure (if capable of remedy) remains unremedied to the satisfaction of Juvenescence (in its sole discretion) for 10 business days after the earlier of (i) notice requiring its remedy has been given by Juvenescence to UniverXome and (ii) actual knowledge of the failure by senior officers of UniverXome; (d) if any indebtedness of UniverXome in excess of $100,000 becomes due and payable, or a breach or other circumstance arises thereunder such that Juvenescence is entitled to declare such indebtedness due and payable, prior to its due date, or any indebtedness of UniverXome in excess of $25,000 is not paid on its due date; (e) UniverXome stops payment of its debts generally or ceases or threatens to cease to carry on its business or is unable to pay its debts as they fall due or is deemed by a court of competent jurisdiction to be unable to pay its debts as they fall due, or enters into any arrangements with its creditors generally; (f) if (i) an involuntary proceeding (other than a proceeding instituted by Juvenescence or an affiliate of Juvenescence) shall be commenced or an involuntary petition shall be filed seeking liquidation, reorganization or other relief in respect of UniverXome and any subsidiary, or of all or a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) an involuntary appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for UniverXome or a subsidiary or for a substantial part of its assets occurs (other than in a proceeding instituted by Juvenescence or an affiliate of Juvenescence), and, in any such case, such proceeding shall continue undismissed and unstayed for sixty (60) consecutive days without having been dismissed, bonded or discharged or an order of relief is entered in any such proceeding; (g) it becomes unlawful for UniverXome to perform all or any of its obligations under the 2022 Secured Note or any authorization, approval, consent, license, exemption, filing, registration or other requirement of any governmental, judicial or public body or authority necessary to enable UniverXome to comply with its obligations under the 2022 Secured Note or to carry on its business is not obtained or, having been obtained, is modified in a manner that precludes UniverXome or its subsidiaries from conducting their business in any material respect, or is revoked, suspended, withdrawn or withheld or fails to remain in full force and effect; (h) the issuance or levy of any judgment, writ, warrant of attachment or execution or similar process against all or any material part of the property or assets of UniverXome or a subsidiary if such process is not released, vacated or fully bonded within 60 calendar days after its issue or levy; (i) any injunction, order, judgment or decision of any court is entered or issued which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of UniverXome or a subsidiary to carry on its business or to pay amounts owed to Juvenescence under the 2022 Secured Note; (j) UniverXome, whether in a single transaction or a series of related transactions, sells, leases, licenses, consigns, transfers or otherwise disposes of any material portion of its assets (with any such disposition with respect to any asset or assets with a fair value of at least $250,000 being deemed material), other than (i) certain permitted investments (ii) sales, transfers and dispositions of inventory in the ordinary course of business, (iii) any termination of a lease of real or personal property that is not necessary in the ordinary course of the UniverXome’s business, could not reasonably be expected to have a material adverse effect and does not result from UniverXome’s default, and (iv) any sale, lease, license, consignment, transfer or other disposition of assets that are no longer necessary in the ordinary course of business or which has been approved in writing by Juvenescence; (k) any of the following shall occur: (i) the security and/or liens created by the Security Agreement or any other Loan Document shall at any time cease to constitute valid and perfected security and/or liens on any material portion of the collateral intended to be covered thereby; (ii) except for expiration in accordance with its terms, the Security Agreement or any other Loan Document pursuant to which a lien is granted by UniverXome in favor of Juvenescence shall for whatever reason be terminated or shall cease to be in full force and effect; (iii) the enforceability of the Security Agreement or any other Loan Document pursuant to which a lien is granted by UniverXome in favor of Juvenescence shall be contested by UniverXome or a subsidiary; (iv) UniverXome shall assert that its obligations under the 2022 Secured Note or any other Loan Document shall be invalid or unenforceable; or (v) a loss, theft, damage or destruction occurs with respect to a material portion of the collateral; (l) there is any change in the financial condition of UniverXome and its subsidiaries which, in the opinion of Juvenescence, materially and adversely affects, or is reasonably likely so to affect, the ability of UniverXome to perform any of its obligations under the 2022 Secured Note; and (m) any representation, warranty or statement made, repeated or deemed made or repeated by UniverXome in the 2022 Secured Note, or pursuant to the Loan Documents, is incomplete, untrue, incorrect or misleading in any material respect when made, repeated or deemed made.

Restrictive Covenants – The 2022 Secured Note, as amended and assumed by UniverXome pursuant to the Convertible Notes Agreement, includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on AgeX while the 2022 Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that AgeX’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of AgeX or any other AgeX subsidiary, (ii) require that AgeX use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of AgeX’s indebtedness to Juvenescence; and (iii) prohibit AgeX from making additional investments in subsidiaries, unless AgeX obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

2023 Secured Note

The following summary of the 2023 Secured Note is qualified by the terms of the Convertible Notes Agreement which substitutes UniverXome for AgeX as the “borrower” and primary obligor pursuant to the 2023 Secured Note and the Security Agreement described below, and which amends certain provisions of the 2023 Secured Note.

On March 13, 2023, AgeX and Juvenescence entered into a $10 Million Secured Convertible Promissory Note (the “2023 Secured Note”) pursuant to which Juvenescence loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance a $10,000,000 loan to Serina which was converted into Serina common stock in connection with the Merger.

On July 31, 2023, AgeX and Juvenescence entered into an amendment to the 2023 Secured Note that mirrors the amendments of the 2022 Secured Note pursuant to the Fourth Amendment of the 2022 Secured Note described above and also modified certain aspects of the conversion provisions of the 2023 Secured Note. The outstanding principal balance of the 2023 Secured Note was scheduled to become due and payable on March 13, 2026. In lieu of accrued interest, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) conversion of the 2023 Secured Note into shares of AgeX common stock, (ii) repayment of the 2023 Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment), and (iii) the acceleration of the maturity date of the 2023 Secured Note following an Event of Default as defined in the 2023 Secured Note.

During July 2023, the 2023 Secured Note indebtedness, plus a portion of the accrued loan origination fees, was exchanged for shares of AgeX Series B Preferred Stock pursuant to the Exchange Agreement.

The 2023 Secured Note included provisions allowing AgeX or Juvenescence to convert the loan balance and any accrued but unpaid origination fee into the Company common stock; however those provisions were eliminated from the 2023 Note pursuant to the Convertible Notes Agreement.

The 2023 Secured Note includes certain covenants that among other matters require financial reporting and impose certain restrictions on AgeX that are substantially the same as those under the 2022 Secured Note.

Security Agreement

AgeX entered into a Security Agreement on February 14, 2022 in favor of Juvenescence as the secured party in connection with the 2022 Secured Note, and subsequently an Amended and Restated Security Agreement that amended the February 14, 2022 Security Agreement and added the 2023 Secured Note to the obligations secured by the Security Agreement. The Security Agreement, as so amended, granted Juvenescence a security interest in substantially all of the assets of AgeX, including a security interest in shares of AgeX subsidiaries that hold certain assets, as collateral for AgeX’s loan obligations. Pursuant to the Convertible Notes Agreement, UniverXome assumed AgeX’s obligations under the Security Agreement and Juvenescence released its security interests in the assets of AgeX and certain subsidiaries, including its security interests in the stock of UniverXome, the stock and assets of Merger Sub, the stock and assets of NeuroAirmid, and certain cGMP embryonic cell lines used to support the NeuroAirmid business, and any security interest that it might have in the stock and assets of Merger Sub and Legacy Serina, while retaining its security interest in the stock and assets of ReCyte and Reverse Bio and in AgeX assets transferred to UniverXome. If an Event of Default occurs under the 2022 Note, the 2023 Note or the Security Agreement, Juvenescence will have the right to foreclose on the assets pledged as collateral.

Debt Issuance Costs

In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, all debt issuance costs are recorded as a discount on the debt and amortized to interest expense over the term of the applicable loan agreement using the effective interest method. Direct debt issuance costs include but are not limited to legal fees, debt origination fees, estimated fair market value warrants issued in connection with the loan agreement, and NYSE American additional listing fees for the shares underlying warrants issued.

The following table summarizes the debt balances net of unamortized deferred debt issuance costs by loan agreement as of March 31, 2024 (in thousands):

	Principal	Origination Fee	Total Debt	Unamortized Debt Issuance Costs	Total Debt, Net
Current
2022 Secured Note	$9,300	$595	$9,895	$(149)	$9,746
Non-current
2023 Secured Note	-	693	693	-	693
Total debt, net	$9,300	$1,288	$10,588	$(149)	$10,439

Related Party Payables

As of March 31, 2024, approximately $66,000 was payable to Juvenescence included in related party payables, net, on the consolidated balance sheets.

6. Fair Value Measurements

Derivative Financial Instruments

On March 15, 2023, Serina issued a Convertible Promissory Note (the “AgeX-Serina Note”) in the amount of $10,000,000 to AgeX. The AgeX-Serina Note bore interest at 7% per annum and was scheduled to mature on March 15, 2026. Serina borrowed the $10,000,000 pursuant to the AgeX-Serina Note to provide for general working capital needs. The AgeX-Serina Note was converted into shares of Legacy Serina common stock by AgeX in connection with the Merger.

Serina evaluated the AgeX-Serina Note in accordance with ASC 815, Derivatives and Hedging, and determined it contains certain variable share settlement features tied to the price of a future financing which were not considered clearly and closely related to the host instruments. These provisions included automatic conversion upon the event of a Qualified Financing, the Holder’s option to convert the AgeX-Serina Note upon a Non-Qualified Financing, and the Holder’s option to convert or request repayment upon sale of Serina. The AgeX-Serina Note also contained a Change in Control Put and a Default Put which were not clearly and closely related to the host instrument. Serina elected to initially and subsequently measure the AgeX-Serina Note in its entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s statements of operations.

FASB ASC 825-10-25, Financial Instruments – Overall, allows Serina to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt. Serina elected the fair value option because they believed it to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument.

On March 15, 2023 the fair value of the $10,000,000 principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce to $7.8 million was recorded at that time. Based on the re-evaluation of the fair value of the AgeX-Serina Note as of March 31, 2023 and December 31, 2023, the principal amount was further reduced to $7.5 million and $3 million, respectively. The $10 million principal amount was reinstated prior to the conversion of the AgeX-Serina Note on March 26, 2024 pursuant to the terms of the Merger Agreement. The change in fair value recognized during the three month period ended March 31, 2024 and 2023 amounted to $7 million (loss) and $2.5 million (gain), respectively.

From June 2022 through February 2023, Serina issued interest-bearing Convertible Promissory Notes (the “Serina Convertible Notes”) to various investors in the principal amount of $1,450,000. The Serina Convertible Notes incur interest at 6% per annum and are payable by Serina two years from their issuance date. Serina may not voluntarily prepay the Serina Convertible Notes. Upon a Qualified Equity Financing event in which Serina sells shares of Preferred Stock for aggregate proceeds of at least $15 million, the principal and outstanding interest on the Serina Convertible Notes will automatically convert into shares of Legacy Serina’s Preferred Stock issued in the Qualified Financing at a conversion price of the lesser of i) a 20% discount to the price paid by purchasers in the Qualified Financing and ii) the quotient resulted from dividing $100 million by the fully diluted capitalization of Serina immediately prior to the Qualified Financing. If Serina enters into a Non-Qualified Equity Financing (less than $15 million in proceeds), the Holder has the option to convert the Serina Convertible Notes into shares of Serina’s Preferred Stock issued in the Non-Qualified Financing at the price paid per share. Serina may also choose to optionally convert the Serina Convertible Notes into Legacy Serina Series A-5 Preferred Stock at a price of $13.31 per share, and a warrant to purchase shares of Legacy Serina Series A-5 Preferred Stock with an exercise price of $20.47, and an expiration date of December 31, 2024. If a Change in Control or an IPO occurs prior to a Qualified Financing, then the Holder has the option to convert outstanding principal and interest into common stock at a price per share equal to an amount obtained by dividing i) the Post-Money Valuation Cap ($100,000,000) by ii) the Fully Diluted Capitalization immediately prior to the conversion. Upon a change in control, the Holder may also elect to require Serina to repay the outstanding principal and accrued but unpaid interest in cash.

Serina evaluated the Serina Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and determined they contained certain variable share settlement features tied to the price of a future financing which were not considered clearly and closely related to the host instruments. These provisions included mandatory conversion upon the event of a Qualified Financing and the Holder’s option to convert the Serina Convertible Notes upon a Non-Qualified Financing. The Serina Convertible Notes also contained a Change in Control Put and a Default Put which were not clearly and closely related to the host instrument. Serina elected to initially and subsequently measure the Serina Convertible Notes in their entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s statements of operations. The change in fair value of the instrument since inception date is recorded on a separate line item as a component of other income in Serina’s statements of operations.

On July 26, 2023, all of the Serina Convertible Notes were converted into 115,171 shares of Legacy Serina Series A-5 Preferred Stock. As provided for in the note agreements, the holders of the Serina Convertible Notes also received warrants to purchase an additional 115,171 shares of Legacy Serina Series A-5 Preferred Stock. See Note 7, Stockholders’ Equity/(Deficit) for discussion on Legacy Serina warrants assumed by the Company upon consummation of the Merger on March 26, 2024.

The Company had the following liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands).

	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible promissory notes	$2,983	$-	$-	$2,983
Total	$2,983	$-	$-	$2,983

The following is a reconciliation of the beginning and ending balances for the AgeX-Serina Note and the Serina Convertible Notes liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 and 2023 (in thousands):

	AgeX-Serina Note	Serina Convertible Notes
Balance as of December 31, 2022	$-	$1,617
Convertible debt issuance	10,000	100
Inception adjustment	(2,240)	-
Change in fair value	(254)	(40)
Balance as of March 31, 2023	$7,506	$1,677

	AgeX-Serina Note	Serina Convertible Notes
Balance as of December 31, 2023	$2,983	$-
Notes converted into common stock	(10,000)	-
Change in fair value	7,017	-
Balance as of March 31, 2024	$-	$-

The following is a reconciliation of the beginning and ending balances for the warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$1,077
Change in fair value	(172)
Balance as of March 31, 2023	$905

Balance as of December 31, 2023	$-
Balance as of March 31, 2024	$-

7. Stockholders’ Equity/(Deficit)

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. No shares of preferred stock were issued and outstanding as of March 31, 2024.

Prior to the Merger, Legacy Serina had authority to issue up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. All issued and outstanding redeemable convertible preferred stock as shown in the following table were converted into common stock upon consummation of the Merger on March 26, 2024. At the effective time of the Merger, each outstanding share of Legacy Serina capital stock (after giving effect to the automatic conversion of all shares of Legacy Serina preferred stock into shares of Legacy Serina common stock and excluding any shares held as treasury stock by Serina or held or owned by AgeX or any subsidiary of AgeX or Legacy Serina and any dissenting shares) was converted into the right to receive 0.97682654 shares of AgeX common stock, which resulted in the issuance by AgeX of an aggregate of 5,913,277 shares of AgeX common stock to the stockholders of Legacy Serina (the “Exchange Shares”).

The table below presents Legacy Serina redeemable convertible preferred stock information adjusted for the 0.9768265 Exchange Ratio (in thousands other than per share price).

Preference Order	Designation	Shares Designated	Shares Issued and Outstanding	Issue Price per Share	Liquidation Preference
#1	Series A Preferred Stock	391	391	$5.12	$2,000
#2	Series A-1 Preferred Stock	293	293	6.82	1,998
#3	Series A-2 Preferred Stock	1,091	1,091	10.17	11,085
#4	Series A-3 Preferred Stock	487	487	12.80	6,240
#5	Series A-4 Preferred Stock	702	702	13.31	9,347
#6	Series A-5 Preferred Stock	1,954	474	13.31	5,734
		4,918	3,438		$36,404

Common Stock

The Company has 40,000,000 shares of common stock, $0.0001 par value per share, authorized. The holders of the Company’s common stock are entitled to receive ratably dividends when, as, and if declared by the Board of Directors out of funds legally available. Upon liquidation, dissolution, or winding up, the holders of Company common stock are entitled to receive ratably the net assets available after the payment of all debts and other liabilities and subject to the prior rights of the Company outstanding preferred shares, if any.

The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the Company stockholders. The holders of common stock have no preemptive, subscription, or redemption rights. The outstanding shares of common stock are fully paid and non-assessable.

As of March 31, 2024 and December 31, 2023, there were 8,413,889 and 2,410,255 shares of Company common stock issued and outstanding, respectively.

Warrants

Post-Merger Warrants

On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant will be exercisable for one “Unit” at a price equal to $13.20 per Unit and will expire on July 31, 2025. Each Unit will consist of (i) one share of Company common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant will be exercisable for one share of Company common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. As of March 31, 2024 there were 1,500,284 Post-Merger Warrants issued and outstanding.

The Side Letter provides, among other things, that Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence holds 1,133,593 Post-Merger Warrants.

Former AgeX Warrants

As of March 31, 2024, there are 129,593 warrants issued and outstanding with exercise prices ranging from $20.75 to $25.01 and expiration dates ranging from June 5, 2025 to April 3, 2026. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note. On March 26, 2024, as per terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants (meaning those warrants with an exercise price equal to or greater than $0.7751 on a pre-reverse stock split basis) were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.

Assumed Warrants

Upon consummation of the Merger, the Company assumed the outstanding, unexercised warrants to purchase Legacy Serina capital stock (the “Assumed Warrants”), which were adjusted such that after the Merger each such Assumed Warrant represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such Assumed Warrant prior to the Merger. There were 473,681 Assumed Warrants issued and outstanding as of March 31, 2024 with an exercise price of $20.47 per share and expire on December 31, 2024.

8. Stock-Based Awards

Equity Incentive Plan Awards

Serina 2024 Equity Incentive Plan

On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 1,725,000 shares of common stock for the grant of stock options or the sale of restricted stock (“Restricted Stock”) or for the settlement of restricted stock units which are hypothetical units issued with reference to common stock (“Restricted Stock Units” or “RSUs”). The Company may also grant stock appreciation rights (“SARs”) under the Incentive Plan. The Plan also permits the Company to issue such other securities as its Board of Directors or the Compensation Committee administering the Incentive Plan may determine. Awards of stock options, Restricted Stock, SARs, and RSUs (“Awards”) may be granted under the Incentive Plan to the Company employees, directors, and consultants.

A summary of Serina stock option activity under the 2024 Incentive Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted- Average Exercise Price
2024 Incentive Plan adopted on March 27, 2024	1,725	-	-	$-
Stock options granted	(72)	72	-	14.8715
Balance at March 31, 2024	1,653	72	-	$14.8715
Options exercisable at March 31, 2024		4		$14.8715

Serina 2017 Stock Option Plan

In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. The options were adjusted such that after the Merger each such option granted and outstanding under the 2017 Option Plan represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such options granted and outstanding under the 2017 Option Plan prior to the Merger. As of March 31, 2024, options to purchase 1,651,634 shares of Company common stock were outstanding under the 2017 Option Plan, which options have an exercise price of $0.06 and expire on dates ranging from May 2031 to December 2032. Pursuant to the Merger Agreement, no further options shall be granted under the 2017 Option Plan.

Serina 2017 Equity Incentive Plan

Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” formerly AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. Pursuant to the Merger Agreement, all “out of the money” options (meaning those options with an exercise price equal to or greater than $0.7751 on a pre-reverse stock split basis) were canceled and no further options shall be granted under the 2017 Incentive Plan. The “in the money” stock options were adjusted for the reverse stock split ratio of 1 for 35.17. As of March 31, 2024, there were 12,212 stock options granted and outstanding with exercise prices ranging from $13.19 to $26.73 per share and expiration dates ranging from June 2024 to January 2034. As of March 21, 2024, no stock options under the 2017 Incentive Plan had been exercised.

Stock-based Compensation Expense

The Company recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company estimates the fair value of employee stock-based payment awards on the grant-date and recognizes the resulting fair value, net of estimated forfeitures for grants prior to 2017, over the requisite service period. Upon adoption of ASU 2016-09 on January 1, 2017 as further discussed below, forfeitures are accounted for as they occur instead of based on the number of awards that were expected to vest prior to adoption of ASU 2016-09.

The Company uses the Black-Scholes option pricing model for estimating the fair value of options granted under its equity award plans, including the 2024 Incentive Plan, 2017 Option Plan, and 2017 Incentive Plan. The fair value of each restricted stock grant, if any, is determined based on the value of the common stock granted or sold. The Company has elected to treat stock-based payment awards with time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period.

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718. Stock option awards issued to non-employees, principally consultants or outside contractors, as applicable, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options and restricted stock units can more reliably be measured than the fair value of services received. The Company records compensation expense based on the then-current fair values of the stock options and restricted stock units at the grant date. Compensation expense for non-employee grants is recorded on a straight-line basis in the consolidated statements of operations.

During the period January 1, 2024 through March 31, 2024, the Company granted stock options to purchase 72,378 shares of common stock to certain employees and consultants under the 2024 Incentive Plan, with a grant date fair value of approximately $12.79 per share. Total unrecognized compensation cost related to unvested stock option grants of approximately $874,000 as of March 31, 2024 is expected to be recognized over a period ranging from 2 to 4 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$4	$-
General and administrative	49	2
Total stock-based compensation expense	$53	$2

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including the market price of the underlying common stock, expected option life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,
	2024(1)	2023(2)
Exercise price	$14.8715	$-
Market price	$14.8715	$-
Expected life (in years)	5.76	-
Volatility	117.83%	-%
Risk-free interest rates	4.18%	-%
Dividend yield	-%	-%

(1)	Relates to stock options granted under the Serina 2024 Equity Incentive Plan on March 27, 2024.

(2)	There were no stock options granted during the period.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense and net loss for the three months ended March 31, 2024 and 2023 may have been significantly different.

The Company does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

9. Profit Sharing Plan

Through its wholly owned subsidiary Legacy Serina, the Company has established a 401(k) profit sharing plan (the “PSP”) for all eligible employees of the Company. The PSP provides for eligible employee contributions subject to certain annual Internal Revenue Code limits. For participants who are age 50 or older during any calendar year, additional employee contributions are allowed under the PSP, subject to Internal Revenue Code limits.

Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three months ended March 31, 2024 and 2023.

10. Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

Due to losses incurred for all periods presented, the Company did not record a provision or benefit for income taxes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a full valuation allowance for all of its deferred tax assets for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

The Company reports income tax related interest and penalties within its provision for income tax in its interim condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefore, during the three months ended March 31, 2024 and 2023, the Company did not record unrecognized tax benefits.

11. Commitments and Contingencies

Facilities and Equipment Lease Agreements and ASC 842

The Company leases its operating and office facilities in Huntsville, Alabama for various terms under long-term, non-cancelable operating lease agreements. The leases expire on various dates from October 2025 through January 2028 and provide for renewal periods of two years. The Company also leases laboratory equipment under a long-term, non-cancelable operating lease which expires in September 2024. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties & equipment.

The Company also leases two pieces of equipment for various terms under long-term, non-cancelable finance lease agreements. These leases expire in September 2024 and in February 2025.

For the office lease, the Company has elected to not apply the recognition requirements under ASC 842, as lease cost on a straight-line basis over the lease term, because the amount of the lease payments is not deemed material. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$44
Operating cash flows from financing leases	1	2
Financing cash flows from financing leases	13	11
Right-of-use assets obtained in exchange for lease obligations
Operating leases	-	497
Financing leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	March 31, 2024	December 31, 2023
	(unaudited)
Operating lease
Right-of-use assets	$862	$862
Accumulated Amortization	(235)	(196)
Right-of-use asset, net	$627	$666

Right-of-use lease liability, current	$207	$214
Right-of-use lease liability, noncurrent	413	461
Total operating lease liabilities	$620	$675

Finance leases
Right-of-use assets	$163	$163
Accumulated Amortization	(59)	(53)
Right-of-use asset, net	$104	$110

Right-of-use lease liability, current	$24	$36
Right-of-use lease liability, noncurrent	-	1
Total operating lease liabilities	$24	$37

Weighted average remaining lease term
Operating lease	3.15 years	3.32 years
Finance leases	0.49 years	0.64 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	11.9%	11.9%

The following is a maturity analysis of the annual undiscounted cash flows of the lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Nine months ending December 31, 2024	$180	$24
Year ending December 31, 2025	217	1
Year ending December 31, 2026	159	-
Year ending December 31, 2027	117	-
Thereafter	10	-
Total undiscounted lease payments	683	25
Less: imputed interest	(63)	(1)
Total lease obligations	620	24
Less: current portion	(207)	(24)
Long-term lease obligations	$413	$-

Litigation – General

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. The Company is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the unaudited condensed consolidated interim financial statements.

Employment Contracts

The Company has entered into employment contracts with certain executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Indemnification

In the normal course of business, the Company may provide indemnifications of varying scope under the Company’s agreements with other companies or consultants, typically for the Company’s research and development programs. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the Company’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from the Company to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The Registration Rights Agreement between Juvenescence and the Company includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The Company has also agreed to provide the AST Indemnity pursuant to the Letter of Indemnification described in Note 5, Related Party Transactions. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure and in the case of the AST Indemnity the Company has received a cross-indemnity from Juvenescence against all claims, damages, liabilities or losses arising out of the AST Indemnity. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements to date.

12. Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net earnings (loss) per common share attributable to common stockholders is calculated for the periods presented (in thousands) as follows.

	Three Months Ended March 31,
	2024	2023
Basic net earnings (loss) per common share allocable to common stockholders

NUMERATOR
Net income (loss)	$(9,437)	$1,658
Less: net earnings allocable to participating securities	-	-
Net earnings (loss) allocable to common shareholders	(9,437)	1,658
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net earnings (loss) per common share	2,790	2,167

Basic net earnings (loss) per common share allocable to common stockholders	$(3.38)	$0.77

Diluted net earnings (loss) per common share allocable to common stockholders

NUMERATOR
Net earnings (loss) allocable to common stockholders	$(9,437)	$1,658
Add back: interest on convertible promissory notes	-	85
Net earnings (loss) allocable to common stockholders	(9,437)	1,743
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net earnings (loss) per common share	2,790	2,167
Add: dilutive effect of stock options	-	2,031
Add: dilutive effect of warrants	-	359
Add: dilutive effect of common stock issued for convertible promissory notes	-	689
Add: dilutive effect of redeemable convertible preferred stock	-	3,323
Weighted-average shares of common stock outstanding used to calculate diluted net earnings (loss) per common share	2,790	8,569

Diluted net earnings (loss) per common share attributable to common stockholders	$(3.38)	$0.20

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per common share for the periods presented (in thousands) as follows, because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	1,736	-
Warrants	2,103	-
Total anti-dilutive securities	3,839	-

13. Subsequent Events

On May 8, 2024, the Company entered into an Allonge and Eighth Amendment to the Amended and Restated Convertible Promissory Note that extends to December 31, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note and provided the Company an additional $525,000 of credit subject to the terms of the 2022 Secured Note which was drawn entirely on May 9, 2024. The funds will be used to pay certain litigation expenses and costs as contemplated in Section 12 of the Agreement with Respect to Convertible Notes between the Company and Juvenescence, dated as of March 26, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Serina’s financial condition and results of operations together with the “Unaudited Pro Forma Condensed Combined Financial Information” attached as Exhibit 99.3, and Serina’s audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022 attached as Exhibit 99.2, to Serina’s Current Report on Form 8-K filed with the SEC on April 1, 2024 (the “April 1 Form 8-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors” incorporated by reference in the April 1 Form 8-K, our actual results could differ materially from the results described in or implied by the forward looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” incorporated by reference in the April 1 Form 8-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward looking statements.

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about any of the following: any projections of earnings, revenue, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans, and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond the control of the Company. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Form 10-Q, the April 1 Form 8-K, our Form 10-K for the year ended December 31, 2023, and our other reports filed with the SEC from time to time.

The following discussion should be read in conjunction with the Company’s condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our condensed consolidated interim financial statements included elsewhere in this Report.

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

●	personnel costs, which include salaries, benefits and equity-based compensation expense;
●	expenses incurred under agreements with consultants and contract organizations that conduct research and development activities on our behalf;
●	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
●	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
●	laboratory supplies and equipment used for internal research and development activities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and service providers.

Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates and therefore have not implemented the systems and procedures to track research and development expenses on a program-by-program basis. We track research and development expenses based on the type of expense as further described below under “Results of Operations – Research and Development Expenses.” Substantially all our research and development costs in the years ended December 31, 2023 and 2022 were incurred on the development of our preclinical candidates and advancing research on our POZ lipid technology.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the clinical research necessary to obtain regulatory approval is costly and time consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing, and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of any of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

●	successful completion of preclinical studies and initiation of clinical trials for future product candidates;

●	successful enrollment and completion of clinical trials for our current product candidates;

●	data from our clinical programs that support an acceptable risk benefit profile of our product candidates in the intended patient populations; acceptance by the U.S. Food and Drug Administration, or FDA, or other applicable regulatory agencies of the Investigational New Drug, or IND, applications, clinical trial applications and/or other regulatory filings for SER 252 and other product candidates.

●	expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;

●	successful application for and receipt of marketing approvals from applicable regulatory authorities;

●	obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;

●	making of arrangements with contract manufacturing organizations for, or establishment of, commercial manufacturing capabilities;

●	establishment of sales, marketing and distribution capabilities and successful launch of commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of our product candidates, if and when approved, by patients, the medical community and third party payors;

●	effective competition with other therapies;

●	obtainment and maintenance of coverage, adequate pricing, and adequate reimbursement from third party payors, including government payors;

●	maintenance, enforcement, defense, and protection of our rights in our intellectual property portfolio;

●	avoidance of infringement, misappropriation, or other violations with respect to others’ intellectual property or proprietary rights; and

●	maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing SER 252 and our other product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including legal, recruiting, audit and accounting and facility related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with the NYSE American, the NYSE American Company Guide and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs and investor relations costs associated with being a public company.

Other Income/(Expense)

Our other income is comprised of interest from cash equivalents.

Our other expense is comprised of expenses related to the change in fair value of the embedded derivative and interest accrued from the convertible notes.

Results of Operations

The table presented below shows our operating expenses for the periods presented (in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2024	2023	(Decrease)	(Decrease)
Research and development expenses	$1,106	$399	$707	177.2%
General and administrative expenses	1,220	593	627	105.7%

Comparison of Three Months Ended March 31, 2024 and 2023

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were not material.

Research and development expenses

Research and development expenses were $1.1 million for the three months ended March 31, 2024, compared to $0.4 million for the same period in 2023. The increase of $0.7 million is primarily due to increases of $0.5 million in outside research and services allocable to research and development expenses, $0.1 million in patent related professional fees, and $0.1 million in salaries and payroll related expenses and consulting services allocable to research and development expenses.

General and administrative expenses

General and administrative expenses were $1.2 million for the three months ended March 31, 2024, compared to $0.6 million for the same period in 2023. The increase of $0.6 million is due primarily to increases by $0.5 million in professional legal and accounting services incurred largely in connection with the Merger which consummated on March 26, 2024, $0.1 million in consulting services and stock based compensation expenses for options granted to consultants allocable to general and administrative expenses and $0.1 million in investment and public relations related expenses. These expenses were offset to some extent by a $0.1 million decrease for database subscription fee.

Other income (expense), net

The $9.7 million change in other income (expense), net to $7.1 million other expense, net as of March 31, 2024 as compared to $2.6 million other income, net for the same period in 2023 is primarily attributable to: (1) the aggregate change in the fair value of the Serina Convertible Notes and the AgeX-Serina Note which amounted to $7 million (loss) for the three months ended March 31, 2024 as compared to $2.5 million (gain) in the same period in 2023 and (2) the change in the fair value of Legacy Serina Series A-5 preferred stock warrants which was $0 during the three months ended March 31, 2024 as compared to $172,000 for the same period in 2023. See Notes 6, Fair Value Measurement and 7, Stockholders’ Equity/(Deficit) to our condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024 and liability classified Legacy Serina warrants and assumption of those warrants by the Company upon consummation of the Merger on March 26, 2024.

Income taxes

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

For years beginning after December 31, 2021, the 2017 Tax Act requires companies to capitalize their research and experimentation expenditures as defined under Section 174 and amortize those expenditures on a straight-line bases over a period of 5 years for research activities performed in the United States. Previously the Company was able to immediately expense such costs. It is possible that Congress will defer or eliminate the ultimate implementation of this provision. The Company has sufficient federal net operating loss carryforwards to offset the impact of this provision.

Liquidity and Capital Resources

Sources of Liquidity

Our operations from inception through March 31, 2024 have been financed primarily by aggregate net proceeds of $46.9 million from the issuance of convertible preferred stock and convertible notes through Legacy Serina and $2.4 million drawn under the 2022 Secured Convertible Promissory Note (the “2022 Secured Note”) subsequent to consummation of the Merger. Since inception, we have had significant operating losses and negative cash flows as of March 31, 2024, we had an accumulated deficit of $5.4 million. See Notes 5, Related Party Transactions to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the 2022 Secured Note.

We had $8.7 million in cash and cash equivalents as of March 31, 2024. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the audited consolidated financial statement issuance date, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our audited consolidated financial statements attached as Exhibit 99.2 to the April 1 Form 8-K have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of planned operations.

Funding Requirements

Any product candidates we may develop may never achieve commercialization, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, costs related to pre-clinical and clinical research, clinical studies, manufacturing, and development services; compensation and related expenses; costs relating to the build out of our laboratories at our headquarters; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; manufacturing costs; legal and other regulatory expenses and general overhead costs.

We believe that our cash on hand, along with the approximately $15 million of cash proceeds expected to be received from Juvenescence through the exercise of all the post-merger warrants it holds pursuant to the terms of the Side Letter, will not be sufficient to enable us to fund our operations through calendar year 2025 based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, including investors in this offering, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the impacts of the COVID 19 pandemic;

●	the progress, costs and results of IND enabling studies for our lead product candidate SER 252 and our potential future clinical trials for SER 252;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical

●	ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the payment or receipt of milestones and receipt of other collaboration based revenues, if any; the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing, and distribution, for any of our product candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property related claims;

●	the extent to which we acquire or in license other products, product candidates, technologies, or data referencing rights;

●	the ability to receive additional nondilutive funding, including grants from organizations and foundations; and

●	the costs of operating as a public company

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(1,577)	$(709)	$(868)	122.4%
Net cash (used in) provided by investing activities	(14)	-	(14)	* %
Net cash provided by financing activities	2,728	10,089	(7,361)	(73.0)%
Net increase in cash	$1,137	$9,380	$(8,243)	(87.9)%

* Information is not meaningful

Operating Activities

Net loss for the three months ended March 31, 2024 amounted to $9.4 million. Net cash used in operating activities during this period amounted to $1.6 million. The $7.8 million difference between the net loss and net cash used in operating activities during the three months ended March 31, 2024 was primarily attributable to certain non-cash items, including changes in the fair value of convertible notes among other non-cash items as well as the effect of changes in operating assets and liabilities. The change was primarily due to the non-cash change in the fair value of the AgeX-Serina Note outstanding of approximately $7 million as well as an increase in accounts payable, accrued liabilities of approximately $0.6 million and accrued interest on AgeX-Serina Note of approximately $163,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 of $14,000 is entirely related to purchases of office and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of $2.7 million is primarily attributable to $2.4 million drawn under the credit facilities from Juvenescence and approximately $337,000 cash and restricted cash acquired in connection with the Merger. See Notes 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities one year from the date our audited consolidated financial statements are issued. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of March 31, 2024, due to material weaknesses described below.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of March 31, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the evaluation of our disclosure controls and procedures discussed above, we identified material weaknesses due to a lack of internal controls at Legacy Serina. Specifically, management has determined the following:

●	a lack of sufficient in-house qualified accounting staff;
●	a lack of validation of completeness and accuracy of internally prepared data, including key reports generated from systems, utilized in the operations of controls;
●	inadequate controls and segregation of duties due to limited resources and number of employees;
●	substantial reliance on manual reporting processes and spreadsheets external to the accounting system for financial reporting leading to delays in the Company’s closing process; and
●	a lack of experience in monitoring and administering Legacy Serina’s internal control over financial reporting.

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants.

Remediation Plan

We are continuing to seek ways to remediate these weaknesses, which stem from Legacy Serina’s small workforce and limited resources prior to the Merger.

The material weaknesses will not be remediated until our remediation plan has been fully developed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We are continuing to work on the implementation of our remediation plan, following which we will continue to test and monitor the new and enhanced controls until management has concluded that they are designed and operating effectively. We may conclude that additional measures, including resources, are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time. We may also modify certain of the remediation efforts described above.

Changes in Internal Controls

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness Over Financial Reporting

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable and not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be a party to litigation and subject to claims incident to the ordinary course of business. In the future, we may become a party to an increasing number of litigation matters and claims, including in connection with Merger Agreement and the transactions contemplated thereby. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

On December 11, 2023, a purported stockholder of AgeX filed a putative shareholder class action and derivative lawsuit in the Superior Court of the State of California, County of Alameda, captioned Buttner, et al. v. AgeX Therapeutics, Inc., et al., Case No. 23CV057083 (the Buttner Complaint). The Buttner Complaint names AgeX, the AgeX Board, an officer of AgeX, Juvenescence Limited and Juvenescence US Corp. as defendants. The Buttner Complaint alleges direct claims against the individual defendants for breaches of fiduciary duty in connection with their approval of the Merger and disclosures made by AgeX in connection therewith and, in the alternative, alleges derivative claims, purportedly on behalf of AgeX, against the individual defendants for such alleged breaches of fiduciary duty. The Buttner Complaint also alleges direct and derivative claims against Juvenescence Limited, Juvenescence US Corp., and one member of the AgeX Board for breaches of fiduciary duty as alleged controlling stockholders of AgeX. On February 29, 2024, the plaintiff filed a request for dismissal of the action without prejudice and on March 5, 2024 the court entered an order dismissing the action per the plaintiff’s request.

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described under “Risk Factors” in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 (the “Form 8-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the Form 8-K, except as follows:

We need additional financing to execute our operating plan and continue to operate as a going concern.

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our loan agreements with Juvenescence would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements in this Report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $5.4 million as of March 31, 2024. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

We identified material weaknesses in our internal controls which, if not remediated appropriately or timely, could result in an inability to effectively and timely complete our financial statements, which may result in a loss of investor confidence and an adverse impact to our stock price.

We have reported material weaknesses in internal control in Part I, Item 4 of this Report. As a result, management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Report. We are currently implementing certain remedial measures and assessing others intended to remediate the material weaknesses, but our efforts may not be successful. These measures will result in additional expenses associated with technology, finance personnel, training and other costs. If we are unable to remediate the material weaknesses within a reasonable time or at all, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial or other information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

We may in the future identify other material weaknesses and significant deficiencies in our internal control over financial reporting, in addition to those identified as of the end of the period covered by this Report, which may result in our not detecting errors on a timely basis and our financial statements being materially misstated. If we or our independent registered public accounting firm identify future material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 in a timely manner or we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As described above in Note 13, Subsequent Events, on May 8, 2024, the Company entered into an Allonge and Eighth Amendment to the Amended and Restated Convertible Promissory Note that extends to December 31, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note and provided the Company an additional $525,000 of credit subject to the terms of the 2022 Secured Note which was drawn entirely on May 9, 2024. The funds will be used to pay certain litigation expenses and costs as contemplated in Section 12 of the Agreement with Respect to Convertible Notes between the Company and Juvenescence, dated as of March 26, 2024.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Canaria Transaction Corporation and Serina Therapeutics, Inc.	8-K	001-38519	2.1	8/30/2023

3.1	Amended and Restated Certificate of Incorporation of Serina Therapeutics, Inc.	8-K	001-38519	3.1	4/1/2024

3.2	Amended and Restated Bylaws of Serina Therapeutics, Inc.	8-K	001-38519	3.2	4/1/2024

4.1	Form of Post-Merger Warrant included in Warrant Agreement dated March 19, 2024.	10-K	001-38519	4.4	3/22/2024

4.2	Form of Incentive Warrant included in Warrant Agreement dated March 19, 2024.	10-K	001-38519	4.5	3/22/2024

10.1	Sixth Amendment to Amended and Restated Convertible Promissory Note, dated February 9, 2024, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	2/14/2024

10.2	Warrant Agreement, dated March 19, 2024 between AgeX Therapeutics, Inc. and Equinity Trust Company, LLC	10-K	001-38519	10.49	2/14/2024

10.3	Seventh Amendment to Amended and Restated Convertible Promissory Note, dated March 26, 2024, between AgeX Therapeutics, Inc., the Guarantors party thereto and Juvenescence Limited	8-K	001-38519	10.1	4/1/2024

10.4#	Agreement with respect to Convertible Notes dated March 26, 2024, among AgeX Therapeutics, Inc., UniverXome Bioengineering, Inc., the Subsidiary Obligors and Juvenescence Limited	8-K	001-38519	10.2	4/1/2024

10.5#	Asset Contribution Agreement dated March 26, 2024 between AgeX Therapeutics, Inc. and UniverXome Bioengineering, Inc.	8-K	001-38519	10.3	4/1/2024

10.6*	Eighth Amendment to Amended and Restated Convertible Promissory Note dated May 8, 2024, between UniverXome Bioengineering, Inc. and Juvenescence Limited

10.7‡	Form of Indemnification Agreement for Officers and Directors	8-K	001-38519	10.4	4/1/2024

10.8‡	Director Compensation Policy	8-K	001-38519	10.5	4/1/2024

10.9‡	Serina Therapeutics Inc. 2024 Equity Incentive Plan.	424B3	001-38519	Annex C	2/14/2024

10.10‡	Form of Stock Option Agreement	8-K	001-38519	10.8	4/1/2024

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

#	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request

‡	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERINA THERAPEUTICS, INC.

Date: May 14, 2024	/s/ Steve Ledger
Steve Ledger
Interim Chief Executive Officer

Date: May 14, 2024	/s/ Andrea E. Park
Andrea E. Park
Interim Chief Financial Officer and Chief Accounting Officer

