Form 10-Q
period 2024-06-30
Serina Therapeutics, Inc.
filed 2024-08-09
CIK 1708599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares common stock outstanding as of August 5, 2024 was 8,881,426, par value $0.0001 per share.

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

Following the consummation of the Merger, the business previously conducted by Legacy Serina became the business conducted by the Company, which is now a clinical-stage biotechnology company developing Legacy Serina’s drug product candidates. The Company’s headquarters are located in Huntsville, Alabama (Legacy Serina’s headquarters).

The foregoing descriptions of the Merger Agreement and the Amended Certificate do not constitute a complete summary of the terms of the Merger Agreement, the Merger Certificate or the Amended Certificate, and are qualified in their entirety by reference to the full text of the Merger Agreement and the Amended Certificate filed as Exhibits 2.1 and 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.

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

Each Post-Merger Warrant was issued and each Incentive Warrant will be issued pursuant to the terms of the warrant agreement, dated as of March 19, 2024 (the “Warrant Agreement”), by and between the Company and Equiniti Trust Company, LLC, a New York limited liability company, as warrant agent. No fractional warrants were issued. The number of Post-Merger Warrants issued to a stockholder of record were rounded down to the nearest whole number if such holder was entitled to receive a fractional warrant.

Prior to the closing of the Merger, substantially all assets of AgeX (“Legacy Assets”), other than certain biological materials, were transferred to a recently formed subsidiary of AgeX, UniverXome Bioengineering, Inc. (“UniverXome”). In consideration of the transfer of such assets, UniverXome assumed (i) all indebtedness of AgeX issued to Juvenescence, and secured by the Legacy Assets, that had not been previously converted into AgeX Series A Preferred Stock or AgeX Series B Preferred Stock, and (ii) all other liabilities of AgeX in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger).

Side Letter with Juvenescence

Concurrently with the execution of the Merger Agreement, AgeX, Legacy Serina, and AgeX’s controlling stockholder Juvenescence Limited (“Juvenescence”) entered into a Side Letter, which became effective immediately prior to the closing of the Merger. The Side Letter provides, among other things, that (i) effective immediately before the consummation of the Merger, Juvenescence will cancel all out of the money AgeX warrants held by Juvenescence; (ii) Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025; (iii) Juvenescence will not sell any shares of AgeX Series A Preferred Stock or AgeX Series B Preferred Stock and will take all actions necessary to convert all of such Preferred Stock into AgeX common stock before a Reverse Stock Split that will occur before the Merger; (iv) Juvenescence will release all security interests, guarantees, pledges, assignments and other forms of collateral that it may have in AgeX’s assets pursuant to the terms of Juvenescence loans to AgeX; and (v) Juvenescence will consent to a newly formed subsidiary of AgeX assuming AgeX’s obligations with respect to loan agreements and promissory notes governing loans payable to Juvenescence, including obligations for amounts currently owed and future advances of loan funds, and Juvenescence shall release AgeX from those loan obligations. As of June 30, 2024, Juvenescence was in compliance with its Side Letter covenants.

Since Legacy Serina was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Legacy Serina and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, include the acquired business from March 27, 2024, through June 30, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Legacy Serina have been retroactively restated based on the exchange ratio of 0.97682654.

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

On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock, at an exercise price of $13.20 per share, for a total purchase price of $4,987,818. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of Common Stock with an exercise price of $18.00 per share that expire on March 26, 2028. The Company intends to use the proceeds from this exercise for general corporate purposes.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,064	$7,619
Grant receivable	51	-
Prepaid expenses and other current assets	2,802	-
Total current assets	8,917	7,619

Restricted cash	50	-
Property and equipment, net	540	573
Right of use assets - operating leases	562	666
Right of use assets - finance leases	98	110
Intangible assets, net	541	-
TOTAL ASSETS	$10,708	$8,968

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,972	$1,163
Loans due to Juvenescence, net of debt issuance costs	10,445	-
Current portion of operating lease liabilities	200	214
Current portion of finance lease liabilities	11	36
Other current liabilities	5	-
Total current liabilities	12,633	1,413

Warrant liability	13,413	-
Loans due to Juvenescence	693	-
Convertible promissory notes, at fair value	-	2,983
Operating lease liabilities, net of current portion	362	461
Finance lease liabilities, net of current portion	-	1
TOTAL LIABILITIES	27,101	4,858

Commitments and contingencies (Note 11)

Redeemable Convertible Preferred Stock:
Redeemable convertible preferred stock, $0.01 par value; 10,000 authorized; nil and 3,438 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	36,404
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 40,000 shares authorized; and 8,792 and 2,410 shares issued and outstanding	1	25
Additional paid-in capital	6,821	858
Accumulated deficit	(23,185)	(33,177)
Total Serina Therapeutics, Inc. stockholders’ deficit	(16,363)	(32,294)
Noncontrolling interest	(30)	-
Total stockholders’ deficit	(16,393)	(32,294)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$10,708	$8,968

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Grant revenues	$51	$7	$56	$37
Total revenues	51	7	56	37

OPERATING EXPENSES
Research and development	1,594	479	2,700	878
General and administrative	2,323	473	3,543	1,066
Total operating expenses	3,917	952	6,243	1,944

Loss from operations	(3,866)	(945)	(6,187)	(1,907)

OTHER INCOME (EXPENSE), NET
Interest expense, net	(242)	(108)	(341)	(194)
Fair value inception adjustment on convertible promissory note	-	-	-	2,240
Change in fair value of convertible promissory notes	-	1,570	(7,017)	1,864
Change in fair value of warrants	9,294	291	3,716	463
Other expense, net	(9)	-	(9)	-
Total other income (expense), net	9,043	1,753	(3,651)	4,373

NET INCOME (LOSS)	5,177	808	(9,838)	2,466
Net loss attributable to noncontrolling interest	27	-	27	-

NET INCOME (LOSS) ATTRIBUTABLE TO SERINA	$5,204	$808	$(9,811)	$2,466

NET EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.61	$0.37	$(1.74)	$1.14
DILUTED	$0.51	$0.11	$(1.74)	$0.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,514	2,172	5,652	2,170
DILUTED	10,157	7,434	5,652	7,427

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Three Months Ended June 30, 2024
	Redeemable Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT MARCH 31, 2024	-	$-	8,414	$1	$-	$(28,389)	$-	$(28,388)
Issuance of common stock upon exercise of Post-Merger Warrants	-	-	378	-	6,360	-	-	6,360
Stock-based compensation	-	-	-	-	458	-	-	458
Transactions with noncontrolling interests	-	-	-	-	3	-	(3)	-
Net loss	-	-	-	-	-	5,204	(27)	5,177
BALANCE AT JUNE 30, 2024	-	$-	8,792	$1	$6,821	$(23,185)	$(30)	$(16,393)

	Three Months Ended June 30, 2023
	Redeemable Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
BALANCE AT MARCH 31, 2023	3,323	$35,442	2,167	$22	$648	$(36,788)	$(36,118)
Issuance of common stock upon exercise of stock options	-	-	15	-	1	-	1
Stock-based compensation	-	-	-	-	23	-	23
Net income	-	-	-	-	-	808	808
BALANCE AT JUNE 30, 2023	3,323	$35,442	2,182	$22	$672	$(35,980)	$(35,286)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Six Months Ended June 30, 2024
	Redeemable Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	2,410	$25	$858	$(33,177)	$-	$(32,294)
Issuance of common stock upon exercise of stock options	-	-	64	1	3	-	-	4
Issuance of common stock upon conversion of preferred stock	(3,438)	(36,404)	3,438	35	36,369	-	-	36,404
Issuance of common stock upon conversion of AgeX-Serina Note	-	-	616	6	10,715	-	-	10,721
Issuance of common stock upon exercise of Post-Merger Warrants	-	-	378	-	6,360	-	-	6,360
Cancellation of common stock upon consummation of Merger on March 26, 2024	-	-	(6,528)	(67)	(47,833)	37,179	-	(10,721)
Fair value of liability classified warrants on March 26, 2024	-	-	-	-	(1,125)	(17,376)	-	(18,501)
Merger and issuance of common stock to Legacy Serina shareholders upon consummation of Merger on March 26, 2024	-	-	8,414	1	960	-	-	961
Stock-based compensation	-	-	-	-	511	-	-	511
Transactions with noncontrolling interests	-	-	-	-	3	-	(3)	-
Net loss	-	-	-	-	-	(9,811)	(27)	(9,838)
BALANCE AT JUNE 30, 2024	-	$-	8,792	$1	$6,821	$(23,185)	$(30)	$(16,393)

	Six Months Ended June 30, 2023
	Redeemable Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2022	3,323	$35,442	2,167	$22	$646	$(38,446)	$(37,778)

Issuance of common stock upon exercise of stock options	-	-	15	-	1	-	1
Stock-based compensation	-	-	-	-	25	-	25
Net income	-	-	-	-	-	2,466	2,466
BALANCE AT JUNE 30, 2023	3,323	$35,442	2,182	$22	$672	$(35,980)	$(35,286)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss) attributable to Serina	$(9,811)	$2,466
Net income (loss) attributable to noncontrolling interest	(27)	-
Adjustments to reconcile net income (loss) attributable to Serina to net cash used in operating activities:
Depreciation and amortization	82	30
Non-cash lease expense	116	90
Amortization of debt issuance costs	329	-
Stock-based compensation	511	25
Fair value inception adjustment on convertible promissory note	-	(2,240)
Change in fair value of convertible promissory notes	7,017	(1,864)
Change in fair value of warrants	(3,716)	(463)
Changes in operating assets and liabilities:
Grant receivable	15	-
Prepaid expenses and other current assets	(2,694)	1
Accounts payable and accrued liabilities	(1,398)	185
Accrued interest on convertible promissory notes	163	282
Operating lease liabilities	(112)	(85)
Related party payables	(66)	-
Other current liabilities	5	-
Net cash used in operating activities	(9,586)	(1,573)

INVESTING ACTIVITIES:
Purchase of equipment	(14)	(315)
Net cash used in investing activities	(14)	(315)

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	2,925	-
Cash and restricted cash acquired in connection with the Merger	337	-
Proceeds from the exercise of stock options	4	1
Proceeds from the exercise of Post-Merger Warrants by Juvenescence	4,988	-
Proceeds from the issuance of convertible promissory notes	-	10,100
Principal repayment on loan facilities to Juvenescence	(133)	-
Principal repayments on finance lease liabilities	(26)	(23)
Net cash provided by financing activities	8,095	10,078

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,505)	8,190

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	7,619	532
At end of the period	$6,114	$8,722

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2	$4
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Right of use asset acquired in exchange for operating lease liabilities	$-	$497
Issuance of common stock upon conversion of Preferred Stock	$36,404	$-
Issuance of common stock upon conversion of AgeX-Serina Note	$10,721	$-
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$961	$-

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business Overview and Liquidity

Serina Therapeutics, Inc. (“Serina” or the “Company”) was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. (“AgeX”) completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX Therapeutics, Inc. (“AgeX”), Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.” (the “Company”).

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

Following the consummation of the Merger, the business previously conducted by Legacy Serina became the business conducted by the Company, which is now a clinical-stage biotechnology company developing Legacy Serina’s drug product candidates. The Company’s headquarters are located in Huntsville, Alabama (Legacy Serina’s headquarters).

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

The Company recognized net loss of approximately $9.8 million for the six months ended June 30, 2024. The Company used approximately $9.6 million in net cash from operating activities for the period ended June 30, 2024 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Management believes that its cash and cash equivalents of $6.1 million as of June 30, 2024, along with the approximately $10 million of cash proceeds expected to be received from Juvenescence through the exercise of Juvenescence’s remaining Post-Merger Warrants as provided in a “Side Letter”, will be used to fund Company operations but are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these condensed consolidated interim financial statements. See Note 7, Stockholders’ Equity/(Deficit) regarding the Post-Merger Warrants and Side Letter. Management has based its estimate of the funds needed to finance Company operations on assumptions that may prove to be wrong, and available capital resources could be exhausted sooner than expected. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022 attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024.

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

Revision of prior period financial statements

A revision was made to correct an understatement of liabilities and overstatement of equity in the balance sheet and the understatement of other expense in the statement of operations due to the accounting for the Post-Merger Warrants and Incentive Warrants (collectively, the “Merger Warrants”) as equity-classified instruments rather than derivative liabilities remeasured to fair value each reporting period. The adjustment recorded increased liabilities by the value of the Merger Warrants of $18.5 million and a corresponding decrease to equity as of March 26, 2024, the date of the Merger. The liability was subsequently remeasured to its fair value of $24.1 million as of March 31, 2024, resulting in an adjustment to increase other expense by $5.6 million in the statement of operations. In accordance with Staff Accounting Bulletin No. 99, Materiality, management has concluded that the adjustment is not material to its previously issued financial statements as of and for the three months ended March 31, 2024. Management corrected its previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period.

A summary of the revision as of March 31, 2024 is as follows (in thousands):

	As Filed	Adjustments	As Revised
Balance Sheet
Warrant liability	$-	24,079	$24,079
Additional paid-in capital	1,125	(1,125)	-
Accumulated deficit	(5,435)	(22,954)	(28,389)

Statement of Operations
Change in fair value of warrants	-	(5,578)	(5,578)

Loss per share
Basic and Diluted	$(3.38)	$(2.00)	$(5.38)

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

The Company has five subsidiaries: Legacy Serina and UniverXome, which are wholly-owned subsidiaries, and ReCyte Therapeutics, Inc. (“ReCyte”), Reverse Bioengineering, Inc. (“Reverse Bio”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Following the Merger, the Company is primarily focused on developing Legacy Serina’s product candidates which are described elsewhere in this Report. Prior to the Merger, on March 26, 2024, pursuant the Merger Agreement, the Company contributed all of its stock in Reverse Bio and ReCyte, along with substantially all of the assets (other than the stock of NeuroAirmid) of the Company to UniverXome. In exchange for the contribution of those assets, UniverXome assumed certain liabilities, including all of the Company’s indebtedness to Juvenescence. UniverXome owns 94.8% of the outstanding capital stock of ReCyte. ReCyte owns certain pre-clinical research and development assets involving stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. The Company owns 100% of the outstanding capital of Reverse Bio through UniverXome. Reverse Bio owns assets involved in partial cellular reprogramming using its iTR™ technology with the intent to revert aged or diseased cells to a healthy and functional state. NeuroAirmid is jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. The Company owns 47.5% of the outstanding capital stock of NeuroAirmid. The Company consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On March 27, 2024, the Board of Directors of the Company formed a special committee for the purpose of exploring strategic alternatives for the business, assets and/or stock of UniverXome, Reverse Bio, ReCyte and NeuroAirmid.

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

At times, the balances in these accounts may be in excess of FDIC and SIPC insured limits. At June 30, 2024 and December 31, 2023, cash and cash equivalents deposits in excess of FDIC limits were approximately $1.3 million and $0, respectively, and investments and deposits in excess of SIPC limits were $4.3 million and $7.3 million, respectively.

Grant revenues for the periods presented are related to grants from the National Institutes of Health (“NIH”). See Note 4, Grant Revenues, for further discussion on grant awards.

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

Redeemable convertible preferred stock

The Company recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs. As of December 31, 2023, Company preferred stock that was redeemable in circumstances not within the Company’s control was classified outside of permanent equity. The redeemable preferred stock was converted into common stock on March 26, 2024 upon consummation of the Merger.

Cash, cash equivalents, and restricted cash

In accordance with Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	June 30, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$6,064	$7,619
Restricted cash (1)	50	-
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$6,114	$7,619

(1)	Restricted cash entirely represents the deposit required to maintain the Company’s corporate credit card program.

Property and equipment, net

Property and equipment are carried at cost less accumulated depreciation. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations. Depreciation of property and equipment is provided utilizing the straight-line method over the range of lives used of the respective assets, which is 3 - 10 years.

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

The Company entered into five long-term, non-cancelable operating leases, of which four are related to laboratory and office facilities located in Huntsville, Alabama and one for a laboratory equipment. The leases expire on various dates from September 2024 through January 2028. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The Company also leases two pieces of equipment for various terms under long-term, non-cancelable finance lease agreements which expire in September 2024 and February 2025. The Company has elected to combine lease and non-lease components as a single component. As required under ASC 842, operating leases are recognized on the consolidated balance sheet as ROU lease assets, current lease liabilities, and non-current lease liabilities. Fixed rents are included in the calculation of the lease balances, while variable costs paid for certain operating and pass through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Intangible assets, net

Intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) with alternative future use and patents, is stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. The Company’s long-lived asset consists entirely of intangible assets. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying value of the asset over its fair value, is recorded. There has been no impairment of long-lived assets for the accounting periods presented.

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

3. Selected Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets at June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30, 2024 (unaudited)	December 31, 2023
Prepaid technology access fee	$2,000	$-
Other prepaid expenses	800	-
Other current assets	2	-
Total prepaid expenses and other current assets	$2,802	$-

Property and equipment, net

Property and equipment at June 30, 2024 and December 31, 2023 net of accumulated depreciation expense was as follows (in thousands):

	June 30, 2024 (unaudited)	December 31, 2023
Computer equipment	$31	$30
Equipment	850	837
Software	96	96
Total property and equipment	977	963
Less accumulated depreciation	(437)	(390)
Total property and equipment, net	$540	$573

Depreciation expense for the three months ended June 30, 2024 and 2023 totaled approximately $24,000 and $18,000, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 totaled approximately $47,000 and $31,000, respectively.

Intangible assets, net

At June 30, 2024, intangible assets, primarily consisting of acquired IPR&D with alternative use and patents, and accumulated amortization were as follows (in thousands):

June 30, 2024 (unaudited)
Intangible assets	$576
Accumulated amortization	(35)
Total intangible assets, net	$541

The Company recognized approximately $33,000 and $35,000 in amortization expense of intangible assets, included in research and development expenses, for the three and six months ended June 30, 2024. The Company did not have intangible assets prior to the Merger which consummated on March 26, 2024.

Amortization of intangible assets for periods subsequent to June 30, 2024 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2024	65
2025	131
2026	132
Thereafter	213
Total	$541

Accounts payable and accrued liabilities

At June 30, 2024 and December 31, 2023, accounts payable and accrued liabilities were comprised of the following (in thousands):

	June 30, 2024 (unaudited)	December 31, 2023
Accounts payable	$1,203	$580
Accrued compensation	449	13
Accrued expenses	320	570
Total accounts payable and accrued liabilities	$1,972	$1,163

4. Grant Revenues

In August 2022, the Company was awarded a $250,000 NIH grant through the Innovative Alabama Supplemental Grant Program (the “Supplemental Grant Program”) under which the Company received $245,000 upon execution of the award. The grant provided funding for continued research and development for the treatment of neurological disorders and stroke over the grant period, August 2022 through December 2023. Based on our evaluation under the accounting guidance aforementioned, this grant agreement is accounted for as a contract to perform research and development services for others, with grant revenue recognized when the related research and development expenses were incurred. Accordingly, the upfront payment was recorded as deferred revenue and recognized to revenues as allowable expenses were incurred.

The Company substantially completed its obligation under the grant by December 31, 2023 and recognized remaining portion of the $245,000 up front payment by that date. The Company recognized the remaining $5,000 as grant revenues during the six months ended June 30, 2024 upon submission and clearance of a final report pursuant to the terms of the grant agreement. During the six months ended June 30, 2023, the Company incurred approximately $37,000 of allowable expenses under the grant and accordingly, such amount was recognized as grant revenues in that period.

Legacy AgeX NIH grant

In August 2023, AgeX was awarded a grant of up to approximately $341,000 from the NIH, National Heart, Lung and Blood Institute. The NIH grant provides funding for continued development of AgeX’s technologies toward treating cardiovascular disease over a one-year period starting September 1, 2023. Grant funds are made available by the NIH as allowable expenses are incurred. Based on our evaluation under the accounting guidance previously discussed, this grant agreement is accounted for as a contract to perform research and development services for others, and grant revenue is recognized when the related research and development expenses are incurred. For the three and six months ended June 30, 2024, the Company incurred approximately $51,000 of allowable expenses under the NIH grant and recognized a corresponding amount of grant revenues. In July 2024, the grant period was extended to June 30, 2025. The additional time is expected to be sufficient to permit completion of the research project.

5. Related Party Transactions

Convertible Notes Agreement and Asset Contribution Agreement

On March 26, 2024, AgeX entered into an Asset Contribution Agreement with UniverXome (the “Asset Contribution Agreement”) pursuant to which AgeX transferred to UniverXome all of AgeX’s capital stock in Reverse Bio and ReCyte, along with certain patents, patent applications, and other intellectual property, certain biological materials, certain trademarks and service marks, certain equipment, certain inventory, and certain files and records relating to the foregoing, and UniverXome assumed all of the Liabilities (as defined in the Asset Contribution Agreement) in existence as the Effective Time (as defined in the Merger Agreement) other than the Transaction Expenses (as defined in the Merger Agreement) and certain other liabilities. Concurrently with the execution of the Asset Contribution Agreement, AgeX, and its subsidiaries UniverXome, Reverse Bio, and ReCyte (the “Subsidiary Obligors”), entered into an Agreement with Respect to the Convertible Notes (the “Convertible Notes Agreement”) with Juvenescence.

Pursuant to the Convertible Notes Agreement, AgeX transferred to UniverXome, and UniverXome assumed, all of AgeX’s rights and obligations under the 2022 Secured Note and 2023 Secured Note and related Security Agreements described below. Juvenescence agreed to release AgeX from its obligations under (i) the 2022 Secured Note and the 2023 Secured Note (collectively, the “Convertible Notes”), together with (ii) all agreements evidencing or securing the Convertible Notes, including the related Security Agreements, and UniverXome assumed all of AgeX’s obligations under the Convertible Notes and related agreements, including the Security Agreements. As a result, (i) Juvenescence agreed to look solely to UniverXome, and ReCyte and Reverse Bio as guarantors, for any and all obligations, including repayment, under the Convertible Notes, the Security Agreements, and related documents, and (ii) Juvenescence released its security interests in the assets of AgeX and certain subsidiaries, including its security interests in the stock of UniverXome, the stock and assets of Merger Sub, the stock and assets of NeuroAirmid, and certain cGMP embryonic cell lines used to support the NeuroAirmid business, and any security interest that it might have in the stock and assets of Merger Sub and Legacy Serina, while retaining its security interest in the stock and assets of ReCyte and Reverse Bio and in AgeX assets transferred to UniverXome. Juvenescence also agreed to provide the Company with a claims reserve for the purpose of settling and paying the costs associated with certain claims and demands against the Company, which claims reserve will be an additional debt obligation of UniverXome.

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

On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “2022 Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13,160,000 line of credit for a period of 12 months. The Company drew an initial $8,160,000 of the line of credit and used $7,160,000 to refinance the outstanding principal and the loan origination fees under a prior loan agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the 2022 Secured Note and added $2,000,000 to the line of credit available to be borrowed by AgeX, under the 2022 Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Second Amendment”) that increased the amount of the line of credit available to AgeX by $4,000,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note (the “Third Amendment’), which provided that (i) AgeX could draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering as defined in the 2022 Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX would not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment, and (iii) the definition of “Reverse Financing Condition” was amended to extend to June 20, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio.

On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment (the “Fourth Amendment”) to the 2022 Secured Note, which provided that (i) the definition of Reverse Financing Condition was amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio, and (ii) certain aspects of the loan conversion provisions of the 2022 Secured Note were amended. On November 9, 2023, AgeX and Juvenescence entered into the Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note (the “Fifth Amendment”) that increased the amount of the line of credit available to AgeX by $4,400,000, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the 2022 Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

On February 9, 2024, AgeX and Juvenescence executed a Sixth Amendment to Amended and Restated Convertible Promissory Note (the “Sixth Amendment”) that extended to May 9, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note.

On March 26, 2024, AgeX entered into an Allonge and Seventh Amendment to the Amended and Restated Convertible Promissory Note (the “Seventh Amendment”) that provided the Company an additional $2,400,000 of credit subject to the terms of the 2022 Secured Note which was drawn entirely on March 29, 2024.

On May 8, 2024, the Company entered into an Allonge and Eighth Amendment to the Amended and Restated Convertible Promissory Note that extended to December 31, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note and provided the Company an additional $525,000 of credit subject to the terms of the 2022 Secured Note which was drawn entirely on May 9, 2024. The funds were used to pay certain litigation settlement expenses and related litigation costs.

From January 1 through June 30, 2024, AgeX drew in the aggregate $6,325,000 of its credit available under the 2022 Secured Note with Juvenescence. As of June 30, 2024, AgeX had borrowed a total of $26,485,000 under the 2022 Secured Note, of which $7,500,000 was borrowed during the year ended December 31, 2023. During July 2023, $17,992,800 of 2022 Secured Note indebtedness, comprised of $16,660,000 borrowing and $1,332,800 of accrued loan origination fees, was extinguished in exchange for shares of AgeX Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement between AgeX and Juvenescence.

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

Conversion of Loan Amounts to Common Stock – The 2022 Secured Note included provisions allowing AgeX or Juvenescence to convert the loan balance and any accrued but unpaid origination fee into AgeX common stock; however, those provisions were eliminated from the 2022 Note pursuant to the Convertible Notes Agreement.

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

Restrictive Covenants – The 2022 Secured Note, as amended and assumed by UniverXome pursuant to the Convertible Notes Agreement, includes certain covenants that among other matters such as financial reporting: (i) impose financial restrictions on UniverXome while the 2022 Secured Note remains unpaid, including restrictions on the incurrence of additional indebtedness by AgeX and its subsidiaries, except that UniverXome’s subsidiary Reverse Bio will be permitted to incur debt convertible into equity not guaranteed or secured by the assets of UniverXome or any other UniverXome subsidiary, (ii) require that UniverXome use loan proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, for general working capital, and for repayment of all or a portion of UniverXome’s indebtedness to Juvenescence; and (iii) prohibit UniverXome from making additional investments in subsidiaries, unless UniverXome obtains the written consent of Juvenescence to a transaction that otherwise would be prohibited or restricted.

2023 Secured Note

The following summary of the 2023 Secured Note is qualified by the terms of the Convertible Notes Agreement which substitutes UniverXome for AgeX as the “borrower” and primary obligor pursuant to the 2023 Secured Note and the Security Agreement described below, and which amends certain provisions of the 2023 Secured Note.

On March 13, 2023, AgeX and Juvenescence entered into a $10 Million Secured Convertible Promissory Note (the “2023 Secured Note”) pursuant to which Juvenescence loaned to AgeX $10,000,000. AgeX used the loan proceeds to finance a $10,000,000 loan to Legacy Serina which was converted into Legacy Serina common stock in connection with the Merger.

On July 31, 2023, AgeX and Juvenescence entered into an amendment to the 2023 Secured Note that mirrors the amendments of the 2022 Secured Note pursuant to the Fourth Amendment of the 2022 Secured Note described above and also modified certain aspects of the conversion provisions of the 2023 Secured Note. The outstanding principal balance of the 2023 Secured Note was scheduled to become due and payable on March 13, 2026. In lieu of accrued interest, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 7% of the loan funds disbursed to AgeX, which will accrue in two installments. The origination fee will become due and payable on the earliest to occur of (i) repayment of the 2023 Secured Note in whole or in part (provided that the origination fee shall be prorated for the amount of any partial repayment) and (ii) the acceleration of the maturity date of the 2023 Secured Note following an Event of Default as defined in the 2023 Secured Note.

During July 2023, the 2023 Secured Note indebtedness, plus a portion of the accrued loan origination fees, was exchanged for shares of AgeX Series B Preferred Stock pursuant to the Exchange Agreement.

The 2023 Secured Note included provisions allowing AgeX or Juvenescence to convert the loan balance and any accrued but unpaid origination fee into the Company common stock; however, those provisions were eliminated from the 2023 Note pursuant to the Convertible Notes Agreement.

The 2023 Secured Note includes certain covenants that among other matters require financial reporting and impose certain restrictions on UniverXome that are substantially the same as those under the 2022 Secured Note.

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

The following table summarizes the debt balances net of unamortized deferred debt issuance costs by loan agreement as of June 30, 2024 (in thousands):

	Principal	Origination Fee	Total Debt	Unamortized Debt Issuance Costs	Total Debt, Net
Current
2022 Secured Note	$9,692	$769	$10,461	$(16)	$10,445
Non-current
2023 Secured Note	-	693	693	-	693
Total debt, net	$9,692	$1,462	$11,154	$(16)	$11,138

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

6. Fair Value Measurements

Derivative Financial Instruments

AgeX-Serina Note

On March 15, 2023, Legacy Serina issued a Convertible Promissory Note (the “AgeX-Serina Note”) in the amount of $10,000,000 to AgeX. The AgeX-Serina Note bore interest at 7% per annum and was scheduled to mature on March 15, 2026. Serina borrowed the $10,000,000 pursuant to the AgeX-Serina Note to provide for general working capital needs. The AgeX-Serina Note was converted into shares of Legacy Serina common stock by AgeX in connection with the Merger.

Serina evaluated the AgeX-Serina Note in accordance with ASC 815, Derivatives and Hedging, and determined it contains certain variable share settlement features tied to the price of a future financing which were not considered clearly and closely related to the host instruments. These provisions included automatic conversion upon the event of a Qualified Financing, the Holder’s option to convert the AgeX-Serina Note upon a Non-Qualified Financing, and the Holder’s option to convert or request repayment upon sale of Serina. The AgeX-Serina Note also contained a Change in Control Put and a Default Put which were not clearly and closely related to the host instrument. Serina elected to initially and subsequently measure the AgeX-Serina Note in its entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s condensed consolidated statements of operations.

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

On March 15, 2023, the fair value of the $10,000,000 principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. Based on the re-evaluations of the fair value of the AgeX-Serina Note, the fair value of the principal amount was further reduced to $6.1 million and $3 million, as of June 30, 2023 and December 31, 2023, respectively. The $10 million principal amount was reinstated prior to the conversion of the AgeX-Serina Note on March 26, 2024 pursuant to the terms of the Merger Agreement. The change in fair value recognized during the three-month periods ended June 30, 2024 and 2023 amounted to nil and $1.6 million gain, respectively. The change in fair value recognized during the six month periods ended June 30, 2024 and 2023 amounted to $7 million loss and a $1.9 million gain, respectively.

Legacy Serina Convertible Notes

From June 2022 through February 2023, Legacy Serina issued interest-bearing Convertible Promissory Notes (the “Legacy Serina Convertible Notes”) to various investors in the principal amount of $1,450,000. The Legacy Serina Convertible Notes bore interest at 6% per annum and were scheduled to become due and payable by Legacy Serina two years from the respective issuance dates. The Legacy Serina Convertible Notes provided that upon a Qualified Equity Financing event in which Serina sells shares of Preferred Stock for aggregate proceeds of at least $15 million, the principal and outstanding interest on the Legacy Serina Convertible Notes would automatically convert into shares of Legacy Serina’s Preferred Stock issued in the Qualified Financing at a conversion price of the lesser of (i) a 20% discount to the price paid by purchasers in the Qualified Financing and (ii) the quotient resulted from dividing $100 million by the fully diluted capitalization of Legacy Serina immediately prior to the Qualified Financing. If Serina were to enter into a Non-Qualified Equity Financing (less than $15 million in proceeds), the holders of the Legacy Serina Convertible notes would have had the option to convert the Legacy Serina Convertible Notes into shares of Serina’s Preferred Stock issued in the Non-Qualified Financing at the price paid per share. Serina had the right to optionally convert the Legacy Serina Convertible Notes into Legacy Serina Series A-5 Preferred Stock at a price of $13.31 per share, and a warrant to purchase shares of Legacy Serina Series A-5 Preferred Stock with an exercise price of $20.47, and an expiration date of December 31, 2024. If a Change in Control or an IPO were to occur prior to a Qualified Financing, then the holders of Legacy Serina Convertible Notes would have had the option to convert outstanding principal and interest into common stock at a price per share equal to an amount obtained by dividing (i) the Post-Money Valuation Cap ($100,000,000) by (ii) the Fully Diluted Capitalization, as such terms were defined in the Legacy Serina Convertible Notes, immediately prior to the conversion. Upon a change in control, the Legacy Serina Convertible Note holders were entitled to require Legacy Serina to repay the outstanding principal and accrued but unpaid interest in cash.

Serina evaluated the Legacy Serina Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and determined they contained certain variable share settlement features tied to the price of a future financing which were not considered clearly and closely related to the host instruments. These provisions included mandatory conversion upon the event of a Qualified Financing and the holder’s option to convert the Legacy Serina Convertible Notes upon a Non-Qualified Financing. The Legacy Serina Convertible Notes also contained a Change in Control Put and a Default Put which were not clearly and closely related to the host instrument. Serina elected to initially and subsequently measure the Legacy Serina Convertible Notes in their entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s condensed consolidated statements of operations. The change in fair value of the instrument since inception date is recorded on a separate line item as a component of other income in Serina’s condensed consolidated statements of operations.

On July 26, 2023, all of the Legacy Serina Convertible Notes were converted into 115,171 shares of Legacy Serina Series A-5 Preferred Stock. As provided for in the note agreements, the holders of the Legacy Serina Convertible Notes also received warrants to purchase an additional 115,171 shares of Legacy Serina Series A-5 Preferred Stock. See Note 7, Stockholders’ Equity/(Deficit) for discussion of Legacy Serina warrants assumed by the Company upon consummation of the Merger on March 26, 2024.

Warrant Liability

The Company classifies the Post-Merger Warrants and the Incentive Warrants (collectively, the “Merger Warrants”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations. The Company continued adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $4,987,818. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028. As of June 30, 2024, Juvenescence held 755,728 Post-Merger Warrants and 377,865 Incentive Warrants.

Prior to the Merger, the Company classified certain of the Assumed Warrants as liabilities. Upon consummation of the Merger, all Assumed Warrants were adjusted such that after the Merger each such Assumed Warrant represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such Assumed Warrant prior to the Merger. The Assumed Warrants have an exercise price of $20.47 per share and expire on December 31, 2024.

See Note 7, Stockholders’ Equity/(Deficit) for further details regarding the Merger Warrants and the Assumed Warrants.

Fair Value Measurement of Liabilities

The Company had the following liabilities measured at fair value on a recurring basis at June 30, 2024 (in thousands).

	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$13,413	$-	$-	$13,413
Total	$13,413	$-	$-	$13,413

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024 and 2023 (in thousands):

	Merger Warrants	Assumed Warrants
Balance as of December 31, 2023	$-	$-
Fair value at inception	18,501	-
Exercise	(1,372)	-
Change in fair value	(3,716)	-
Balance as of June 30, 2024	$13,413	$-

Balance as of December 31, 2022	$-	$1,077
Change in fair value	-	(463)
Balance as of June 30, 2023	$-	$614

The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions at the reporting date:

	June 30, 2024	June 30, 2023
Expected volatility	111.31% - 115.64%	92%
Expected term (in years)	0.3 – 3.74	0.5 - 1.0
Risk-free interest rate	4.45% - 5.33%	5.40% - 5.47%
Expected dividend yield	0.00%	0.00%

Expected volatility for the periods post Merger consummation on March 26, 2024 is based on historical volatility of the Company while estimated using the historical volatility of comparable public entities for the periods pre Merger. The Company estimates the expected term using historical option exercise data to determine the expected employee exercise behavior. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to or approximating the expected term of the option at the grant date.

The Company had the following liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands).

	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible promissory notes	$2,983	$-	$-	$2,983
Total	$2,983	$-	$-	$2,983

The following is a reconciliation of the beginning and ending balances for the AgeX-Serina Note and the Legacy Serina Convertible Notes liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024 and 2023 (in thousands):

	AgeX-Serina Note	Serina Convertible Notes
Balance as of December 31, 2023	$2,983	$-
Notes converted into common stock	(10,000)	-
Change in fair value	7,017	-
Balance as of June 30, 2024	$-	$-

	AgeX-Serina Note	Serina Convertible Notes
Balance as of December 31, 2022	$-	$1,617
Convertible debt issuance	10,000	100
Inception adjustment	(2,240)	-
Change in fair value	(1,684)	(180)
Balance as of June 30, 2023	$6,076	1,537

7. Stockholders’ Equity/(Deficit)

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of $0.0001 par value preferred stock. No shares of preferred stock were issued and outstanding as of June 30, 2024.

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

The table below presents Legacy Serina redeemable convertible preferred stock information adjusted for the 0.97682654 Exchange Ratio as of December 31, 2023 (in thousands other than per share price).

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

As of June 30, 2024 and December 31, 2023, there were 8,791,754 and 2,410,255 shares of Company common stock issued and outstanding, respectively.

Warrants

Merger Warrants

On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant is exercisable for one “Unit” at a price equal to $13.20 per Unit and will expire on July 31, 2025. Each Unit will consist of (i) one share of Company common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of Company common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. As of June 30, 2024 there were 1,122,419 Post-Merger Warrants issued and outstanding. The Company classifies the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.

The Side Letter provides, among other things, that Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence received 1,133,593 Post-Merger Warrants. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $4,987,818. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028. As of June 30, 2024, Juvenescence held 755,728 Post-Merger Warrants and 377,865 Incentive Warrants.

Details of Merger Warrant activity for the six months ended June 30, 2024 are as follows:

	Post-Merger Warrants	Incentive Warrants
Balance at December 31, 2023	-	-
Warrants issued	1,500	378
Warrants exercised	(378)	-
Balance at June 30, 2024	1,122	378

Assumed Warrants

Upon consummation of the Merger, the Company assumed the outstanding, unexercised warrants to purchase Legacy Serina capital stock (the “Assumed Warrants”), which were adjusted such that after the Merger each such Assumed Warrant represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such Assumed Warrant prior to the Merger. There were 473,681 Assumed Warrants issued and outstanding as of June 30, 2024 with an exercise price of $20.47 per share and that expire on December 31, 2024.

Of the Assumed Warrants, 358,511 warrants which were granted prior to 2021 contain both put and call options. The Company may call the warrants at any time following the date the warrants become exercisable. These warrants are accordingly accounted for as a liability and remeasured to fair value at each reporting period. The 115,170 warrants with a fair value of $175,000 were accounted for as equity pursuant to FASB ASC 480 as they were issued in connection with the conversion of promissory notes to equity during 2023. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.

Details of stock warrant activity for the six months ended June 30, 2024 and 2023, are as follows:

	Number of Warrants Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2022	358,511	$20.47
Balance at June 30, 2023	358,511	20.47
Balance at December 31, 2023	473,681	20.47
Balance at June 30, 2024	473,681	$20.47

Former AgeX Warrants

As of June 30, 2024, there are 129,593 warrants issued and outstanding with exercise prices ranging from $20.75 to $25.01 and expiration dates ranging from June 5, 2025 to April 3, 2026. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants (meaning those warrants with an exercise price equal to or greater than $0.7751 on a pre-reverse stock split basis) were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.

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

A summary of Serina stock option activity under the 2024 Incentive Plan and related information follows (in thousands, except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price
2024 Incentive Plan adopted on March 27, 2024	1,725	-	$-
Stock options granted	(641)	641	11.72
Balance at June 30, 2024	1,084	641	$11.72
Options exercisable at June 30, 2024		13	$13.14

Serina 2017 Stock Option Plan

In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. The options were adjusted such that after the Merger each such option granted and outstanding under the 2017 Option Plan represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such options granted and outstanding under the 2017 Option Plan prior to the Merger. As of June 30, 2024, options to purchase 1,651,634 shares of Company common stock were outstanding under the 2017 Option Plan, which options have an exercise price of $0.06 and expire on dates ranging from May 2031 to December 2032. Pursuant to the Merger Agreement, no further options shall be granted under the 2017 Option Plan.

Serina 2017 Equity Incentive Plan

Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” formerly AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. Pursuant to the Merger Agreement, all “out of the money” options (meaning those options with an exercise price equal to or greater than $0.7751 on a pre-reverse stock split basis) were canceled and no further options shall be granted under the 2017 Incentive Plan. The “in the money” stock options were adjusted for the reverse stock split ratio of 1 for 35.17. As of June 30, 2024, there were 11,478 stock options granted and outstanding with exercise prices ranging from $13.19 to $25.96 per share and expiration dates ranging from May 2030 to January 2034. As of June 30, 2024, no stock options under the 2017 Incentive Plan had been exercised.

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

Compensation expense for non-employee stock-based awards is recognized in accordance with ASC 718. Stock option awards issued to non-employees, principally consultants or outside contractors, as applicable, are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options and restricted stock units can more reliably be measured than the fair value of services received. The Company records compensation expense based on the then-current fair values of the stock options and restricted stock units at the grant date. Compensation expense for non-employee grants is recorded on a straight-line basis in the condensed consolidated statements of operations.

During the period January 1, 2024 through June 30, 2024, the Company granted stock options to purchase 640,941 shares of common stock to certain employees and consultants under the 2024 Incentive Plan, with a grant date fair value of approximately $10.15 per share. Total unrecognized compensation cost related to unvested stock option grants of approximately $6,000,000 as of June 30, 2024 is expected to be recognized over a period ranging from 2 to 4 years. See summary of stock option activity under the 2024 Incentive Plan section at the beginning of this Note 8.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$129	$-	$133	$-
General and administrative	329	22	378	24
Total stock-based compensation expense	$458	$22	$511	$24

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including the market price of the underlying common stock, expected option life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024(1)	2023(2)		2024(1)	2023(2)
Grant price	$11.31	$-		$11.72	$-
Market price	$11.31	$-		$11.72	$-
Expected life (in years)	5.9	-		5.88	-
Volatility	118.05%		%	118.03%		%
Risk-free interest rates	4.51%		%	4.47%		%
Dividend yield	-		%	-		%

(1)	Relates to stock options granted under the Serina 2024 Equity Incentive Plan during the period.
(2)	There were no stock options granted during the period.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense and net loss for the three and six months ended June 30, 2024, may have been significantly different.

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

Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three and six months ended June 30, 2024 and 2023.

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

The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefor, during the six months ended June 30, 2024 and 2023, the Company did not record unrecognized tax benefits.

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

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$112	$85
Operating cash flows from financing leases	2	4
Financing cash flows from financing leases	26	23
Right-of-use assets obtained in exchange for lease obligations
Operating leases	-	497
Financing leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	June 30, 2024	December 31, 2023
	(unaudited)
Operating lease
Right-of-use assets	$862	$862
Accumulated Amortization	(300)	(196)
Right-of-use asset, net	$562	$666

Right-of-use lease liability, current	$200	$214
Right-of-use lease liability, noncurrent	362	461
Total operating lease liabilities	$562	$675

Finance leases
Right-of-use assets	$163	$163
Accumulated Amortization	(65)	(53)
Right-of-use asset, net	$98	$110

Right-of-use lease liability, current	$11	$36
Right-of-use lease liability, noncurrent	-	1
Total operating lease liabilities	$11	$37

Weighted average remaining lease term
Operating lease	2.96 years	3.32 years
Finance leases	0.29 years	0.64 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	11.9%	11.9%

The following is a maturity analysis of the annual undiscounted cash flows of the lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Six months ending December 31, 2024	$113	$10
Year ending December 31, 2025	217	1
Year ending December 31, 2026	159	-
Year ending December 31, 2027	117	-
Thereafter	10	-
Total undiscounted lease payments	616	11
Less: imputed interest	(54)	-
Total lease obligations	562	11
Less: current portion	(200)	(11)
Long-term lease obligations	$362	$-

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the condensed consolidated interim financial statements.

Employment Contracts

The Company has entered into employment contracts with certain executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.

Partnership with Enable

During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. The Company anticipates submission of an Investigational New Drug (IND) application to the U.S. Food and Drug Administration with plans to initiate a Phase 1 clinical trial in advanced Parkinson’s disease patients in 2025.

Indemnification

In the normal course of business, the Company may provide indemnifications of varying scope under the Company’s agreements with other companies or consultants, typically for the Company’s research and development programs. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the Company’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from the Company to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The Registration Rights Agreement between Juvenescence and the Company includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The Company has also agreed to provide the AST Indemnity and the ETC Indemnity pursuant to the Letter of Indemnification described in Note 5, Related Party Transactions. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure and in the case of the AST Indemnity and the ETC Indemnity the Company has received a cross-indemnity from Juvenescence against all claims, damages, liabilities or losses arising out of the AST Indemnity and the ETC Indemnity. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements to date.

12. Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net earnings (loss) per common share attributable to common stockholders is calculated for the periods presented (in thousands) as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net earnings (loss) per common share allocable to common stockholders

NUMERATOR
Net income (loss)	5,177	808	(9,838)	2,466
Less: net earnings attributable to noncontrolling interest	27	-	27	-
Net earnings (loss) attributable to Serina	5,204	808	(9,811)	2,466
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net earnings (loss) per common share	8,514	2,172	5,652	2,170

Basic net earnings (loss) per common share allocable to common stockholders	$0.61	$0.37	$(1.74)	$1.14

Diluted net earnings (loss) per common share allocable to common stockholders

NUMERATOR
Net earnings (loss) attributable to Serina	5,204	808	(9,811)	2,466
Add back: interest on convertible promissory notes	-	22	-	76
Net earnings (loss) allocable to common stockholders	5,204	830	(9,811)	2,542
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net earnings (loss) per common share	8,514	2,172	5,652	2,170
Add: dilutive effect of stock options	1,643	1,823	-	1,820
Add: dilutive effect of warrants	-	-	-	-
Add: dilutive effect of common stock issued for convertible promissory notes	-	115	-	113
Add: dilutive effect of redeemable convertible preferred stock	-	3,324	-	3,324
Weighted-average shares of common stock outstanding used to calculate diluted net earnings (loss) per common share	10,157	7,434	5,652	7,427

Diluted net earnings (loss) per common share attributable to common stockholders	$0.51	$0.11	$(1.74)	$0.34

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per common share because to do so would be anti-dilutive:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Redeemable convertible preferred stock	-	-
Convertible promissory notes	-	-
Stock options	652	2,304
Warrants	3,226	3,226
Total anti-dilutive securities	3,878	5,530

13. Subsequent Events

Nothing to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Serina’s financial condition and results of operations together with the “Unaudited Pro Forma Condensed Combined Financial Information” attached as Exhibit 99.3, and Serina’s audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022, attached as Exhibit 99.2, to Serina’s Current Report on Form 8-K filed with the SEC on April 1, 2024 (the “April 1 Form 8-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors” incorporated by reference in the April 1 Form 8-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” incorporated by reference in the April 1 Form 8-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our condensed consolidated interim financial statements included elsewhere in this Report.

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

Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates and therefore have not implemented the systems and procedures to track research and development expenses on a program-by-program basis. We track research and development expenses based on the type of expense as further described below under “Results of Operations – Research and Development Expenses.” Substantially all our historical research and development costs were incurred on the development of our preclinical candidates and advancing research on our POZ lipid technology.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including legal, recruiting, audit and accounting, and facility related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with the NYSE American Company Guide and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor relations costs associated with being a public company.

Other Income/(Expense)

Our other income is comprised of interest from cash equivalents and gain related to the change in fair value of embedded derivatives.

Our other expense is comprised of expenses related to the change in fair value of the embedded derivatives and interest accrued from the convertible notes.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The table presented below shows our operating expenses for the periods presented (in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2024	2023	(Decrease)	(Decrease)
Research and development expenses	$1,594	$479	$1,115	232.8%
General and administrative expenses	2,323	473	1,850	391.1%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2024	2023	(Decrease)	(Decrease)
Research and development expenses	$2,700	$878	$1,822	207.5%
General and administrative expenses	3,543	1,066	2,477	232.4%

Revenues

Revenues for the three and six months ended June 30, 2024 and 2023 were not material.

Research and development expenses

Research and development expenses were $1.6 million for the three months ended June 30, 2024, compared to $0.5 million for the same period in 2023. The increase of $1.1 million is primarily due to a non-recurring $0.3 million severance expense, increases of $0.4 million in salaries and payroll related expenses and consulting services allocable to research and development expenses, $0.3 million in patent related professional fees primarily for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets, and $0.1 million in laboratory supplies and depreciation expenses allocable to research and development expenses.

Research and development expenses were $2.7 million for the six months ended June 30, 2024, compared to $0.9 million for the same period in 2023. The increase of $1.8 million is primarily due to a non-recurring $0.3 million severance expense, increases of $0.5 million in salaries and payroll related expenses and consulting services allocable to research and development expenses, $0.4 million in outside research and services allocable to research and development expenses, $0.4 million in patent related professional fees which includes $0.3 million related to the maintenance of certain patent and other intellectual property, and biological material assets included in Legacy Assets, $0.1 million in depreciation expense and amortization of intangible assets allocable to research and development expenses, and $0.1 million in laboratory supplies and expenses.

See Notes 1, Organization, Business Overview and Liquidity and 5, Related Party Transactions to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Legacy Assets.

General and administrative expenses

General and administrative expenses were $2.3 million for the three months ended June 30, 2024, compared to $0.5 million for the same period in 2023. The increase of $1.8 million is due primarily to increases by $0.6 million in professional legal and accounting services incurred largely in connection with the Merger which consummated on March 26, 2024, $0.5 million in director compensation and consulting services and stock based compensation expenses for options granted to directors and consultants allocable to general and administrative expenses, $0.2 million in insurance expenses, $0.2 million in market research and Company website development related expenses, $0.1 million in salaries and payroll related expenses allocable to general and administrative expenses, $0.1 million in recruiting and hiring expenses, $0.1 million in rent and facilities maintenance related expenses, and $0.1 million in investor and public relations related expenses. These expenses were offset to some extent by a $0.1 million decrease in miscellaneous expenses.

General and administrative expenses were $3.5 million for the six months ended June 30, 2024, compared to $1.1 million for the same period in 2023. The increase of $2.4 million is due primarily to increases of $1.1 million in professional legal and accounting services incurred largely in connection with the Merger which consummated on March 26, 2024, $0.6 million in director compensation and consulting services and stock based compensation expenses for options granted to directors and consultants allocable to general and administrative expenses, $0.3 million in market research and Company website development related expenses, $0.2 million in insurance expenses, $0.1 million in salaries and payroll related expenses allocable to general and administrative expenses, $0.1 million in recruiting and hiring expenses, $0.1 million in rent and facilities maintenance related expenses, and $0.1 million in investor and public relations related expenses. These expenses were offset to some extent by decreases of $0.1 million in database subscription fees and $0.1 million in miscellaneous expenses.

Other income (expense), net

The $7.3 million change in other income (expense), net to $9.04 million other income, net for the three months ended June 30, 2024 as compared to $1.75 million other income, net for the same period in 2023 is primarily attributable to: (1) change in fair value of liability classified Merger Warrants of $9.3 million gain during the three months ended June 30, 2024 as compared to nil in the same period in 2023 and (2) by the decrease in interest on the AgeX-Serina Note which amounted to nil during the three months ended June 30, 2024 as compared to $0.2 million in the same period in 2023. These changes are offset to some extent by the aggregate change in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note which amounted to nil for the three months ended June 30, 2024 as compared to $1.6 million gain in the same period in 2023, (2) the change in the fair value of Legacy Serina Series A-5 preferred stock warrants which was nil during the three months ended June 30, 2024 as compared to $0.3 million for the same period in 2023, and (3) increase in amortization of deferred debt issuance costs related to the 2022 Secured Note which amounted to $0.3 during the three months ended June 30, 2024 as compared to nil in the same period in 2023.

The $8 million change in other income (expense), net to $3.7 million other expense, net for the six months ended June 30, 2024 as compared to $4.4 million other income, net for the same period in 2023 is primarily attributable to: (1) the aggregate change in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note which amounted to $7 million loss for the six months ended June 30, 2024 as compared to $1.9 million gain in the same period in 2023 and $2.2 million fair value gain recognized on the date of note inception in March 2023, (2) the change in the fair value of Legacy Serina Series A-5 preferred stock warrants which was nil during the six months ended June 30, 2024 as compared to $0.5 million for the same period in 2023, and (3) increase in amortization of deferred debt issuance costs related to the 2022 Secured Note which amounted to $329,000 during the three months ended June 30, 2024 as compared to nil in the same period in 2023. These changes are offset to some extent by the change in fair value of liability classified Merger Warrants of $3.7 million gain during the six months ended June 30, 2024 as compared to nil in the same period in 2023 and decrease in interest on the AgeX-Serina Note which amounted to $164,000 during the six months ended June 30, 2024 as compared to $205,000 in the same period in 2023.

See Note 5, Related Party Transactions to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the 2022 Secured Note. See Notes 6, Fair Value Measurements and 7, Stockholders’ Equity/(Deficit) to our condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes, Legacy Serina warrants, liability classified Merger Warrants, and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024.

Income taxes

Due to losses incurred for the three and six months ended June, 30, 2024 and 2023, we did not record a provision or benefit for income taxes. A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance for all deferred tax assets for the periods presented due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

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

Liquidity and Capital Resources

Sources of Liquidity

We had $6.1 million in cash and cash equivalents as of June 30, 2024. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, and convertible notes by AgeX and Serina prior to the Merger, and by $2.9 million drawn under the 2022 Secured Convertible Promissory Note (the “2022 Secured Note”) subsequent to consummation of the Merger. We have drawn down the entire amount of credit that was made available to us through the 2022 Secured Note. See Note 5, Related Party Transactions to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the 2022 Secured Note. In addition, we received $4,987,818 from Juvenescence during June 2024 through the exercise of Post-Merger Warrants. Juvenescence has agreed to exercise the remaining Post-Merger Warrants it holds in accordance with the following schedule, which will provide us with $9,975,610 of additional funds.

Post-Merger Warrant Exercise Deadline	Number of Post-Merger Warrants to Be Exercised	Amount of Proceeds
November 30, 2024	377,864	$4,987,805
June 30, 2025	377,864	$4,987,805

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Since inception, we have had significant operating losses and negative cash flows as of June 30, 2024 and had an accumulated deficit of $23.2 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the audited consolidated financial statement issuance date, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our audited consolidated financial statements attached as Exhibit 99.2 to the April 1 Form 8-K have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We believe that our cash on hand, along with the $9,975,610 of cash proceeds expected to be received from Juvenescence through the exercise of the remaining Post-Merger Warrants it holds, as provided in the Side Letter, will not be sufficient to enable us to fund our operations through calendar year 2025 based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, including investors in this offering, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the progress, costs and results of IND enabling studies for our lead product candidate SER 252 and our potential future clinical trials for SER 252;

●	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any; the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing, and distribution, for any of our product candidates for which we may receive marketing approval;

●	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property related claims;

●	the extent to which we acquire or in license other products, product candidates, technologies, or data referencing rights;

●	the ability to receive additional nondilutive funding, including grants from organizations and foundations; and

●	the costs of operating as a public company

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

Cash Flows

The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(9,586)	$(1,573)	$(8,013)	509.4%
Net cash used in investing activities	(14)	(315)	301	(95.6)%
Net cash provided by financing activities	8,095	10,078	(1,983)	(19.7)%
Net increase in cash	$(1,505)	$8,190	$(9,695)	(118.4)%

Operating Activities

Net loss attributable to Serina for the six months ended June 30, 2024 amounted to $9.8 million. Net cash used in operating activities during this period amounted to $9.6 million. The $0.2 million difference between the net loss attributable to Serina and net cash used in operating activities during the six months ended June 30, 2024 was primarily attributable to certain non-cash items, including changes in the fair value of convertible notes among other non-cash items totaling $4.3 million as well as a decrease in accrued interest on AgeX-Serina Note of approximately $0.2 million due to consummation of Merger on March 26, 2024. These changes were offset to some extent by changes of $2.7 million in prepaid expenses (comprised of $2 million in prepaid technology access fee and $0.7 million in other prepaid expenses), $1.4 million in accounts payable, and $0.2 million from the effect of net changes in operating lease liabilities and amount due to related party.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 of $14,000 is entirely related to purchases of office and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 of $8.1 million is primarily attributable to $5 million proceeds received from the exercise of 377,865 Post-Merger Warrants by Juvenescence, $2.9 million drawn under the credit facilities from Juvenescence and approximately $337,000 cash and restricted cash acquired in connection with the Merger. These changes were offset to some extent by $133,000 repayment of principal on loan facilities to Juvenescence and $26,000 repayment of financed leases. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities during the twelve month period following the filing of this Report. In making our going concern determination, we evaluate the probability associated with each source and use of cash resources, taking into account the uncertainty of progress and costs associated with developing our planned pharmaceutical products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses described below.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of June 30, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

Remediation Plan

The Company began implementation of remedial measures to address the material weaknesses, which primarily stem from Legacy Serina’s small workforce and limited resources prior to the Merger. Following the Merger, the accounting and financial operations personnel and resources from AgeX started to monitor and administer Legacy Serina’s internal controls over financial reporting and development. During June 2024, Company also engaged financial operations consultants to evaluate and implement internal controls. In July 2024, one of these consultants was appointed as the Controller for Legacy Serina.

The material weaknesses will not be remediated until our remediation plan has been fully developed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing by management and by our independent accountants, that the newly implemented and enhanced controls are operating effectively. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

On December 11, 2023, a purported stockholder of AgeX filed a putative shareholder class action and derivative lawsuit in the Superior Court of the State of California, County of Alameda, captioned Buttner, et al. v. AgeX Therapeutics, Inc., et al., Case No. 23CV057083 (the Buttner Complaint). The Buttner Complaint names AgeX, the AgeX Board, an officer of AgeX, Juvenescence Limited and Juvenescence US Corp. as defendants. The Buttner Complaint alleges direct claims against the individual defendants for breaches of fiduciary duty in connection with their approval of the Merger and disclosures made by AgeX in connection therewith and, in the alternative, alleges derivative claims, purportedly on behalf of AgeX, against the individual defendants for such alleged breaches of fiduciary duty. The Buttner Complaint also alleges direct and derivative claims against Juvenescence Limited, Juvenescence US Corp., and one member of the AgeX Board for breaches of fiduciary duty as alleged controlling stockholders of AgeX. On February 29, 2024, the plaintiff filed a request for dismissal of the action without prejudice and on March 5, 2024 the court entered an order dismissing the action per the plaintiff’s request. The plaintiff released and discharged the defendants from all causes of action related to the Buttner Complaint pursuant to the terms of a settlement agreement entered into on May 8, 2024.

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

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $23.2 million as of June 30, 2024. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Certain Trading Arrangements

During the three months ended June 30, 2024, none of the directors or officers of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Canaria Transaction Corporation and Serina Therapeutics, Inc.	8-K	001-38519	2.1	8/30/2023

3.1	Amended and Restated Certificate of Incorporation of Serina Therapeutics, Inc.	424B3	333-275536	Annex B	2/14/2024

3.2	Amended and Restated Bylaws of Serina Therapeutics, Inc.	8-K	001-38519	3.2	4/1/2024

10.1‡	Executive Chairman Agreement	8-K	001-38519	10.1	4/17/2024

10.2	Eighth Amendment to Amended and Restated Convertible Promissory Note dated May 8, 2024, between UniverXome Bioengineering, Inc. and Juvenescence Limited	10-Q	001-38519	10.6	5/14/2024

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

#	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request

‡	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERINA THERAPEUTICS, INC.

Date: August 9, 2024	/s/ Steve Ledger
Steve Ledger
Interim Chief Executive Officer

Date: August 9, 2024	/s/ Andrea E. Park
Andrea E. Park
Interim Chief Financial Officer and Chief Accounting Officer

