Form 10-Q
period 2024-09-30
Serina Therapeutics, Inc.
filed 2024-11-12
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares common stock outstanding as of November 7, 2024 was 8,891,976, par value $0.0001 per share.

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
Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Financial Statements, under Risk Factors in this Report, those incorporated by reference in the section titled “Risk Factors" in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024, and those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
The foregoing descriptions of the Merger Agreement and the Amended Certificate do not constitute a complete summary of the terms of the Merger Agreement, the Merger Certificate or the Amended Certificate, and are qualified in their entirety by reference to the full text of the Merger Agreement and the Amended Certificate filed as Exhibits 2.1 and 3.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.
Pre-Merger Closing Conditions
Reverse Stock Split
As a pre-merger closing condition, on March 14, 2024, AgeX effected a reverse stock split of its common stock at a ratio of 1 for 35.17 (the “Reverse Stock Split”) resulting in 2,500,000 shares of AgeX common stock being outstanding immediately upon the Reverse Stock Split. Except for the number of authorized but unissued shares of AgeX common stock, and except as may be otherwise stated in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, number of shares of AgeX common stock issued and outstanding, or issuable upon the exercise of options or warrants or upon conversion of convertible indebtedness, and AgeX common stock prices, shown in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the effect of the Reverse Stock Split.
Warrant Dividends
On March 19, 2024, AgeX issued to each stockholder of record as of the close of business on March 18, 2024 (the “Warrant Dividend Record Date”) three warrants (each, a “Post-Merger Warrant”) for each five shares of AgeX common stock issued and outstanding held by a stockholder of record as of the Warrant Dividend Record Date. Each Post-Merger Warrant will be exercisable at an exercise price equal to $13.20 per warrant share (such exercise price reflecting the Reverse Stock Split) for (i) one share of our common stock and (ii) one warrant (each, an “Incentive Warrant”) and will expire on July 31, 2025. Each Incentive Warrant will be exercisable at an exercise price equal to $18.00 per warrant share

(such exercise price reflecting the Reverse Stock Split) for one share of our common stock and will expire on the four-year anniversary of closing of the Merger.
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
Prior to the closing of the Merger, substantially all assets of AgeX (“Legacy Assets”), other than certain biological materials, were transferred to a recently formed subsidiary of AgeX, UniverXome Bioengineering, Inc. (“UniverXome”). In consideration of the transfer of such assets, UniverXome assumed (i) all indebtedness of AgeX issued to Juvenescence Limited ("Juvenescence"), and secured by the Legacy Assets, that had not been previously converted into AgeX Series A Preferred Stock or AgeX Series B Preferred Stock, and (ii) all other liabilities of AgeX in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger).
Side Letter with Juvenescence
Concurrently with the execution of the Merger Agreement, AgeX, Legacy Serina, and AgeX’s controlling stockholder Juvenescence entered into a Side Letter, which became effective immediately prior to the closing of the Merger. The Side Letter provides, among other things, that (i) effective immediately before the consummation of the Merger, Juvenescence will cancel all out of the money AgeX warrants held by Juvenescence; (ii) Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025; (iii) Juvenescence will not sell any shares of AgeX Series A Preferred Stock or AgeX Series B Preferred Stock and will take all actions necessary to convert all of such Preferred Stock into AgeX common stock before a Reverse Stock Split that will occur before the Merger; (iv) Juvenescence will release all security interests, guarantees, pledges, assignments and other forms of collateral that it may have in AgeX’s assets pursuant to the terms of Juvenescence loans to AgeX; and (v) Juvenescence will consent to a newly formed subsidiary of AgeX assuming AgeX’s obligations with respect to loan agreements and promissory notes governing loans payable to Juvenescence, including obligations for amounts currently owed and future advances of loan funds, and Juvenescence shall release AgeX from those loan obligations. As of September 30, 2024, Juvenescence was in compliance with its Side Letter covenants.
Since Legacy Serina was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Legacy Serina and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, include the acquired business from March 27, 2024, through September 30, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Legacy Serina have been retroactively restated based on the exchange ratio of 0.97682654.
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
On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock, at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028. The Company intends to use the proceeds from this exercise for general corporate purposes.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SERINA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,185	$7,619
Grant receivable	14	—
Prepaid expenses and other current assets	2,224	—
Total current assets	5,423	7,619

Restricted cash	50	—
Property and equipment, net	519	573
Right of use assets - operating leases	509	666
Right of use assets - finance leases	92	110
Intangible assets, net	509	—
Other long-term prepaid assets	333	—
TOTAL ASSETS	$7,435	$8,968

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,695	$580
Accrued expenses	1,159	583
Loans due to Juvenescence, net of debt issuance costs	10,462	—
Other current liabilities	198	250
Total current liabilities	13,514	1,413

Warrant liability	6,744	—
Loans due to Juvenescence, net of current portion	693	—
Convertible promissory notes, at fair value	—	2,983
Operating lease liabilities, net of current portion	312	461
Finance lease liabilities, net of current portion	—	1
TOTAL LIABILITIES	21,263	4,858

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.01 par value; 10,000 authorized; none and 3,438 issued and outstanding at September 30, 2024 and December 31, 2023, respectively; Liquidation preference of none and $36,982 at September 30, 2024 and December 31, 2023, respectively	—	36,404
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023, respectively;	—	—
Common stock, $0.0001 par value, 40,000 shares authorized; and 8,892 and 2,410 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively;	1	25
Additional paid-in capital	8,000	858
Accumulated deficit	(21,775)	(33,177)
Total Serina Therapeutics, Inc. stockholders’ deficit	(13,774)	(32,294)
Noncontrolling interest	(54)	—
Total stockholders’ deficit	(13,828)	(32,294)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$7,435	$8,968
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Grant revenues	$14	$29	$70	$66
Total revenues	14	29	70	66

OPERATING EXPENSES
Research and development	2,415	603	5,115	1,481
General and administrative	2,911	889	6,454	1,955
Total operating expenses	5,326	1,492	11,569	3,436

Loss from operations	(5,312)	(1,463)	(11,499)	(3,370)

OTHER INCOME (EXPENSE), NET
Interest expense	(16)	(100)	(509)	(382)
Fair value inception adjustment on convertible promissory note	—	—	—	2,240
Change in fair value of convertible promissory notes	—	2,614	(7,017)	4,477
Change in fair value of warrants	6,669	596	10,385	1,059
Other income, net	42	105	185	194
Total other income, net	6,695	3,215	3,044	7,588

NET INCOME (LOSS)	1,383	1,752	(8,455)	4,218
Net loss attributable to noncontrolling interest	27	—	54	—

NET INCOME (LOSS) ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$1,410	$1,752	$(8,401)	$4,218

NET EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.16	$0.80	$(1.24)	$1.94
DILUTED	$0.13	$0.23	$(1.24)	$0.57

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,851	2,190	6,774	2,176
DILUTED	10,751	7,584	6,774	7,548
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	2,410	$25	$858	$(33,177)	—	$(32,294)
Issuance of common stock upon exercise of stock options	—	—	64	1	3	—	—	4
Issuance of common stock upon conversion of preferred stock	(3,438)	(36,404)	3,438	35	36,369	—	—	36,404
Issuance of common stock upon conversion of AgeX-Serina Note	—	—	616	6	10,715	—	—	10,721
Cancellation of common stock upon consummation of Merger on March 26, 2024	—	—	(6,528)	(67)	(47,833)	37,179	—	(10,721)
Merger and issuance of common stock to Legacy Serina shareholders upon consummation of Merger on March 26, 2024	—	—	8,414	1	960	—	—	961
Deemed dividend from issuance of warrants	—	—	—	—	(1,125)	(17,376)	—	(18,501)
Stock-based compensation	—	—	—	—	53	—	—	53
Net loss	—	—	—	—	—	(15,015)	—	(15,015)
BALANCE AT MARCH 31, 2024	—	—	8,414	1	—	(28,389)	—	(28,388)
Issuance of common stock upon exercise of Post-Merger Warrants	—	—	378	—	6,360	—	—	6,360
Stock-based compensation	—	—	—	—	458	—	—	458
Transactions with noncontrolling interests	—	—	—	—	3		(3)	—
Net income (loss)	—	—	—	—	—	5,204	(27)	5,177
BALANCE AT JUNE 30, 2024	—	—	8,792	1	6,821	(23,185)	(30)	(16,393)
Issuance of common stock upon exercise of stock options	—	—	100	—	86	—	—	86
Stock-based compensation	—	—	—	—	1,096	—	—	1,096
Transactions with noncontrolling interests	—	—	—	—	(3)	—	3	—
Net income (loss)	—	—	—	—	—	1,410	(27)	1,383
BALANCE AT SEPTEMBER 30, 2024	—	$—	8,892	$1	$8,000	$(21,775)	$(54)	$(13,828)
SERINA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Preferred Stock			Common Stock				Additional Paid-In Capital				Total Stockholders’ Deficit
	Number of Shares		Amount	Number of Shares		Par Value				Accumulated Deficit
BALANCE AT DECEMBER 31, 2022	3,323		35,442	2,167		22		646		(38,446)		(37,778)
Stock-based compensation	—		—	—		—		2		—		2
Net income	—		—	—		—		—		1,658		1,658
BALANCE AT MARCH 31, 2023	3,323		35,442	2,167		22		648		(36,788)		(36,118)
Issuance of common stock upon exercise of stock options	—		—	15		—		1		—		1
Stock-based compensation	—		—	—		—		23		—		23
Net income	—		—	—		—				808		808
BALANCE AT JUNE 30, 2023	3,323		35,442	2,182	—	22	—	672	—	(35,980)	—	(35,286)
Issuance of common stock upon exercise of stock options	—		—	228		2		11		—		13
Issuance of common stock upon conversion of convertible notes	115		962	—		—		175		—		175
Net income	—		—	—		—		—		1,752		1,752
BALANCE AT SEPTEMBER 30, 2023	3,438	0	36,404	2,410	0	24	0	858		(34,228)	0	(33,346)
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$(8,455)	$4,218
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	138	84
Non-cash lease expense	174	139
Non-cash interest expense on convertible promissory note	163	382
Amortization of debt issuance costs	337	—
Stock-based compensation	1,607	25
Fair value inception adjustment on convertible promissory note	—	(2,240)
Change in fair value of convertible promissory notes	7,017	(4,477)
Change in fair value of warrants	(10,385)	(1,059)
Changes in operating assets and liabilities:
Grant receivable	51	—
Prepaid expenses and other current assets	(2,449)	2
Accounts payable	(712)	523
Accrued expenses	132	(62)
Operating lease liabilities	(166)	(132)
Net cash used in operating activities	(12,548)	(2,597)

INVESTING ACTIVITIES:
Purchase of equipment	(17)	(434)
Net cash used in investing activities	(17)	(434)

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	2,933	—
Cash and restricted cash acquired in connection with the Merger	337	—
Proceeds from the exercise of stock options	90	15
Proceeds from the exercise of Post-Merger Warrants by Juvenescence	4,988	—
Proceeds from the issuance of convertible promissory notes	—	10,100
Principal repayment on loan facilities to Juvenescence	(133)	—
Principal repayments on finance lease liabilities	(34)	(35)
Net cash provided by financing activities	8,181	10,080

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(4,384)	$7,049

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	$7,619	$532
At end of the period	$3,235	$7,581

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2	$4
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Right of use asset acquired in exchange for operating lease liabilities	$—	$672
Issuance of common stock upon conversion of Preferred Stock	$36,404	$—
Issuance of common stock upon conversion of AgeX-Serina Note	$10,721	$—
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$961	$—
Deemed dividend from issuance of warrants	$1,125	$—
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
1. Organization, Business Overview and Liquidity
Serina Therapeutics, Inc. (“Serina” or the “Company”) was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. (“AgeX”) completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX, Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.” (the “Company”).
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
The therapeutic agents in the Company’s product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic (PK) profiles that can include toxicity, side effects and short half-life. The Company believes that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood. The Company believes that POZ technology can be applied to small molecules, proteins, antibody drug conjugates, and other classes of molecules.
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
The Company recognized net loss of $8.5 million for the nine months ended September 30, 2024. The Company used $12.5 million in net cash from operating activities for the period ended September 30, 2024 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.
Management believes that its cash and cash equivalents of $3.2 million as of September 30, 2024, along with the $10 million of cash proceeds expected to be received from Juvenescence through the exercise of Juvenescence’s remaining Post-Merger Warrants as provided in a “Side Letter”, will be used to fund Company operations but are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these condensed consolidated interim financial statements. See Note 7, Stockholders’ Equity/(Deficit) regarding the Post-Merger Warrants and Side Letter. Management has based its estimate of the funds needed to finance Company operations on assumptions that may prove to be wrong, and available capital resources could be exhausted sooner than expected. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations, condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024, and 2023 and condensed consolidated statements of cash flows for the nine months ended September 30, 2024, and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024.
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
The Company has five subsidiaries: Legacy Serina and UniverXome, which are wholly-owned subsidiaries, and ReCyte Therapeutics, Inc. (“ReCyte”), Reverse Bioengineering, Inc. (“Reverse Bio”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Following the Merger, the Company is primarily focused on developing Legacy Serina’s product candidates which are described elsewhere in this Report. Prior to the Merger, on March 26, 2024, pursuant to the Merger Agreement, the Company contributed all of its stock in Reverse Bio and ReCyte, along with substantially all of the assets (other than the stock of NeuroAirmid) of the Company to UniverXome. In exchange for the contribution of those assets, UniverXome assumed certain liabilities, including all of the Company’s indebtedness to Juvenescence. UniverXome owns 94.8% of the outstanding capital stock of ReCyte. ReCyte owns certain pre-clinical research and development assets involving stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. The Company owns 100% of the outstanding capital of Reverse Bio through UniverXome. Reverse Bio owns assets involved in partial cellular reprogramming using its iTR™ technology with the intent to revert aged or diseased cells to a healthy and functional state. NeuroAirmid is jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. The Company owns 47.5% of the outstanding capital stock of NeuroAirmid. The Company consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On March 27, 2024, the Board of Directors of the Company formed a special committee for the purpose of exploring strategic alternatives for the business, assets and/or stock of UniverXome, Reverse Bio, ReCyte and NeuroAirmid.
Financial Statement Reclassification
Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications. Accounts payable and accrued expenses, previously presented as one line item on the condensed consolidated balance sheet, are now presented separately given the materiality of the balances. The current portion of operating and finance lease liabilities were also reclassified to other current liabilities. Additionally, the Non-cash interest expense on convertible promissory note, previously combined with accrued expenses in the operating activities section of the condensed consolidated statement of cash flows, is now presented separately within operating activities. These reclassifications had no effect on the reported results of operations or financial position.
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
At times, the balances in these accounts may be in excess of FDIC and SIPC insured limits. At September 30, 2024 and December 31, 2023, cash and cash equivalents deposits in excess of FDIC limits were $0.9 million and zero, respectively, and investments and deposits in excess of SIPC limits were $1.3 million and $7.3 million, respectively.
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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.
•Level 3: Unobservable inputs to the valuation methodology are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.
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
Redeemable convertible preferred stock
The Company recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs. As of December 31, 2023, the Company's preferred stock that was redeemable in circumstances not within the Company’s control was classified outside of permanent equity. The redeemable preferred stock was converted into common stock on March 26, 2024 upon consummation of the Merger.
Cash, cash equivalents, and restricted cash
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows for all periods presented is as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$3,185	$7,619
Restricted cash (1)	50	—
Cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$3,235	$7,619
(1)Restricted cash entirely represents the deposit required to maintain the Company’s corporate credit card program.
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
Leases
The Company determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet.
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
Intangible assets, net
Intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) with alternative future use and patents, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. See Note 3, Selected Balance Sheet Components.
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
Grant revenues
The Company receives government grants that reimburse the Company for certain allowable costs for funded projects. Grant revenue is recognized in the condensed consolidated statement of operations on a systematic basis over the period in which the Company recognizes qualified research and development costs that grant is intended to compensate and there is reasonable assurance that the Company will meet the terms and conditions of the grant.

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

Grant revenues for the three and nine months ended September 30, 2024 and 2023 were not material.
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
The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized such tax benefits in its financial statements.
Stock-based Compensation Expense
The Company recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Forfeitures are accounted for as they occur.
The Company uses the Black-Scholes option pricing model for estimating the fair value of options granted under its equity award plans, including the 2024 Inducement Plan, 2024 Incentive Plan, 2017 Option Plan, and 2017 Incentive Plan. The fair value of each restricted stock grant, if any, is determined based on the value of the common stock granted or sold. The Company has elected to treat stock-based payment awards with time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period.
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
Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and warrants and the if-converted method for redeemable convertible preferred stock and convertible promissory notes. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to income Tax Disclosures, under which entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The Company adopted this standard as of January 1, 2024, and it did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between nonauthoritative and authoritative guidance (since, unlike the Codification, the concepts statements are nonauthoritative). This ASU is effective for the Company beginning January 1, 2025 and is not expected to have a material impact on the condensed consolidated financial statements.
3. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets was as follows (in thousands):

	September 30, 2024	December 31, 2023
Prepaid technology access fee	$1,334	$—
Prepaid insurance	375	—
Other prepaid expenses	372	—
Other current assets	143	—
Total prepaid expenses and other current assets	$2,224	$—
Property and equipment, net
Property and equipment at September 30, 2024 and December 31, 2023 net of accumulated depreciation expense was as follows (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	$31	$30
Equipment	853	837
Software	96	96
Total property and equipment	980	963
Less accumulated depreciation	(461)	(390)
Total property and equipment, net	$519	$573
Depreciation expense for the three and nine months ended September 30, 2024 and 2023 was immaterial.
Intangible assets, net
At September 30, 2024, intangible assets, primarily consisting of acquired IPR&D with alternative use and patents, and accumulated amortization were as follows (in thousands):

September 30, 2024
Intangible assets	$576
Accumulated amortization	(67)
Total intangible assets, net	$509
The Company recognized immaterial amortization expense of intangible assets, included in research and development expenses, for the three and nine months ended September 30, 2024. The Company did not have intangible assets prior to the Merger which consummated on March 26, 2024.
Amortization of intangible assets for periods subsequent to September 30, 2024 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2024	$33
2025	131
2026	131
2027	131
Thereafter	83
Total	$509
Accrued liabilities
At September 30, 2024 and December 31, 2023, accrued liabilities were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued severance	$606	$—
Accrued interest on convertible promissory notes	—	558
Accrued compensation	201	13
Other accrued expenses	352	12
Total accrued expenses	$1,159	$583

4. Related Party Transactions
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
The Convertible Notes Agreement includes a mechanism for adjusting the amount outstanding under the 2022 Secured Note as necessary for AgeX to have had $0.5 million of immediately spendable non-restricted cash net of all payables and other liabilities as of the closing of the Merger to meet the closing condition under the Merger Agreement.
Indebtedness Exchange Agreement and Issuance of AgeX Preferred Stock
During July 2023, AgeX and Juvenescence entered into an Exchange Agreement pursuant to which AgeX issued shares of Series A Preferred Stock and Series B Preferred Stock to Juvenescence in exchange for the extinguishment of a total of $36.0 million of indebtedness under a Secured Convertible Facility Agreement (the “2020 Loan Agreement”), the 2022 Secured Note, and the 2023 Secured Note discussed below. The Series A Preferred Stock and Series B Preferred Stock automatically converted into shares of AgeX common stock on February 1, 2024.
2022 Secured Note
The following summary of the 2022 Secured Note is qualified by the terms of the Convertible Notes Agreement which substitutes UniverXome for AgeX as the “borrower” and primary obligor pursuant to the 2022 Secured Note and the Security Agreement described below, and which amends certain provisions of the 2022 Secured Note.
On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “2022 Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13.2 million line of credit for a period of 12 months. The Company drew an initial $8.2 million of the line of credit and used $7.2 million to refinance the outstanding principal and the loan origination fees under a prior loan agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the 2022 Secured Note and added $2.0 million to the line of credit available to be borrowed by AgeX, under the 2022 Secured

Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Second Amendment”) that increased the amount of the line of credit available to AgeX by $4.0 million, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note (the “Third Amendment’), which provided that (i) AgeX could draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering as defined in the 2022 Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX would not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment, and (iii) the definition of “Reverse Financing Condition” was amended to extend to June 20, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio.
On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment (the “Fourth Amendment”) to the 2022 Secured Note, which provided that (i) the definition of Reverse Financing Condition was amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio, and (ii) certain aspects of the loan conversion provisions of the 2022 Secured Note were amended. On November 9, 2023, AgeX and Juvenescence entered into the Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note (the “Fifth Amendment”) that increased the amount of the line of credit available to AgeX by $4.4 million, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the 2022 Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.
On February 9, 2024, AgeX and Juvenescence executed a Sixth Amendment to Amended and Restated Convertible Promissory Note (the “Sixth Amendment”) that extended to May 9, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note.
On March 26, 2024, AgeX entered into an Allonge and Seventh Amendment to the Amended and Restated Convertible Promissory Note (the “Seventh Amendment”) that provided the Company an additional $2.4 million of credit subject to the terms of the 2022 Secured Note which was drawn entirely on March 29, 2024.
On May 8, 2024, the Company entered into an Allonge and Eighth Amendment to the Amended and Restated Convertible Promissory Note that extended to December 31, 2024 the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note and provided the Company an additional $0.5 million of credit subject to the terms of the 2022 Secured Note which was drawn entirely on May 9, 2024. The funds were used to pay certain litigation settlement expenses and related litigation costs.
From January 1 through September 30, 2024, AgeX drew in the aggregate $6.3 million of its credit available under the 2022 Secured Note with Juvenescence. As of September 30, 2024, AgeX had borrowed a total of $26.5 million under the 2022 Secured Note, of which $7.5 million was borrowed during the year ended December 31, 2023. During July 2023, $18.0 million of 2022 Secured Note indebtedness, comprised of $16.7 million borrowing and $1.3 million of accrued loan origination fees, was extinguished in exchange for shares of AgeX Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement between AgeX and Juvenescence.
As an arrangement fee for the 2022 Secured Note, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 4% of the amount of each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the repayment date or in a pro rata amount with any prepayment of in whole or in part of the outstanding principal balance of the 2022 Secured Note.
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
Default Provisions – The loan agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, delisting, material judgments, misrepresentations, governmental approvals, and disposal of material assets. Upon an event of default, the outstanding loan balance and origination fees may become immediately due and payable prior to the mandatory repayment date.
2023 Secured Note
The following summary of the 2023 Secured Note is qualified by the terms of the Convertible Notes Agreement which substitutes UniverXome for AgeX as the “borrower” and primary obligor pursuant to the 2023 Secured Note and the Security Agreement described below, and which amends certain provisions of the 2023 Secured Note.
On March 13, 2023, AgeX and Juvenescence entered into a $10.0 million Secured Convertible Promissory Note (the “2023 Secured Note”) pursuant to which Juvenescence loaned to AgeX $10.0 million. AgeX used the loan proceeds to finance a $10.0 million loan to Legacy Serina which was converted into Legacy Serina common stock in connection with the Merger.
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
Debt Issuance Costs
The following table summarizes the debt balances net of unamortized deferred debt issuance costs by loan agreement as of September 30, 2024 (in thousands):

	Principal	Origination Fee	Total Debt	Unamortized Debt Issuance Costs	Total Debt, Net
Current
2022 Secured Note	$9,692	$778	$10,470	$(8)	$10,462
Non-current
2023 Secured Note	—	693	693	—	693
Total debt, net	$9,692	$1,471	$11,163	$(8)	$11,155
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

6. Fair Value Measurements
The Company had the following liabilities measured at fair value on a recurring basis (in thousands):

	Balance at September 30, 2024	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$6,744	$—	$—	$6,744
Total	$6,744	$—	$—	$6,744

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Convertible promissory notes	$2,983	$—	$—	$2,983
Total	$2,983	$—	$—	$2,983
Convertible Promissory Notes
AgeX-Serina Note
On March 15, 2023, Legacy Serina issued a Convertible Promissory Note (the “AgeX-Serina Note”) in the amount of $10.0 million to AgeX. The AgeX-Serina Note bore interest at 7% per annum and was scheduled to mature on March 15, 2026. Serina borrowed the $10.0 million pursuant to the AgeX-Serina Note to provide for general working capital needs. The AgeX-Serina Note was converted into shares of Legacy Serina common stock by AgeX in connection with the Merger.
Serina evaluated the AgeX-Serina Note in accordance with ASC 815, Derivatives and Hedging, and determined it contains certain variable share settlement features tied to the price of a future financing which were not considered clearly and closely related to the host instrument. These provisions included automatic conversion upon the event of a Qualified Financing, the Holder’s option to convert the AgeX-Serina Note upon a Non-Qualified Financing, and the Holder’s option to convert or request repayment upon sale of Serina. The AgeX-Serina Note also contained a Change in Control Put and a Default Put which were not clearly and closely related to the host instrument. Serina elected to initially and subsequently measure the AgeX-Serina Note in its entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s condensed consolidated statements of operations.
On March 15, 2023, the fair value of the $10.0 million principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. The change in fair value recognized during the three months ended September 30, 2024 and 2023 amounted to zero and $2.2 million gain, respectively. The change in fair value recognized during the nine months ended September 30, 2024 and 2023 amounted to $7.0 million loss and a $3.9 million gain, respectively.
Legacy Serina Convertible Notes
From September 2022 through February 2023, Legacy Serina issued interest-bearing Convertible Promissory Notes (the “Legacy Serina Convertible Notes”) to various investors in the principal amount of $1.5 million. The Legacy Serina Convertible Notes bore interest at 6% per annum and were scheduled to become due and payable by Legacy Serina two years from the respective issuance dates. The Legacy Serina Convertible Notes provided that upon a Qualified Equity Financing event in which Serina sells shares of Preferred Stock for aggregate proceeds of at least $15.0 million, the principal and outstanding interest on the Legacy Serina Convertible Notes would automatically convert into shares of Legacy Serina’s Preferred Stock issued in the Qualified Financing at a conversion price of the lesser of (i) a 20% discount to the price paid by purchasers in the Qualified Financing and (ii) the quotient resulted from dividing $100 million by the fully diluted capitalization of Legacy Serina immediately prior to the Qualified Financing. If Serina were to enter into a Non-Qualified Equity Financing (less than $15 million in proceeds), the holders of the Legacy Serina Convertible notes would have had the option to convert the Legacy Serina Convertible Notes into shares of Serina’s Preferred Stock issued in the Non-Qualified Financing at the price paid per share. Serina had the right to optionally convert the Legacy Serina Convertible Notes into Legacy Serina Series A-5 Preferred Stock at a price of $13.31 per share, and a warrant to purchase shares of Legacy Serina Series A-5 Preferred Stock with an exercise price of $20.47, and an expiration date of December 31, 2024. If a Change in Control or an IPO were to occur prior to a Qualified Financing, then the holders of Legacy Serina Convertible Notes would have had the option to convert outstanding principal and interest into common stock at a price per share equal to an amount obtained by dividing (i) the Post-Money Valuation Cap ($100,000,000) by (ii) the Fully Diluted Capitalization, as such terms were defined in the Legacy Serina Convertible Notes, immediately prior to the conversion. Upon a change in control, the Legacy Serina Convertible Note holders were entitled to require Legacy Serina to repay the outstanding principal and accrued but unpaid interest in cash.
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
On July 26, 2023, all of the Legacy Serina Convertible Notes were converted into 115,171 shares of Legacy Serina Series A-5 Preferred Stock. As provided for in the note agreements, the holders of the Legacy Serina Convertible Notes also received warrants to purchase an additional 115,171 shares of Legacy Serina Series A-5 Preferred Stock. See Note 7, Stockholders’ Equity/(Deficit) for discussion of Legacy Serina warrants assumed by the Company upon consummation of the Merger on March 26, 2024. The change in fair value for the three and nine months ended September 30, 2023 was losses of $0.4 million and $0.6 million, respectively.

The following is a reconciliation of the beginning and ending balances for the AgeX-Serina Note and the Legacy Serina Convertible Notes liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 and 2023 (in thousands):

	AgeX-Serina Note	Serina Convertible Notes
Balance as of December 31, 2023	$2,983	$—
Notes converted into common stock	(10,000)	—
Change in fair value	7,017	—
Balance as of September 30, 2024	$—	$—

	AgeX-Serina Note	Serina Convertible Notes
Balance as of December 31, 2022	$—	$1,617
Convertible debt issuance	10,000	100
Inception adjustment	(2,240)	—
Notes converted to Series A-5 pref. stock	—	(963)
Notes converted to warrants	—	(175)
Change in fair value	(3,898)	(579)
Balance as of September 30, 2023	$3,862	$—
Warrant Liability
The Company classifies the Post-Merger Warrants and the Incentive Warrants (collectively, the “Merger Warrants”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations. The change in fair value of these warrant liabilities recognized during the three months period ended September 30, 2024 and 2023 amounted to $6.7 million and

$0.6 million gain, respectively. The change in fair value recognized during the nine months period ended September 30, 2024 and 2023 amounted to $10.4 million and $1.1 million gain. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028. As of September 30, 2024, Juvenescence held 755,728 Post-Merger Warrants and 377,865 Incentive Warrants.
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
The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 and 2023 (in thousands):

	Merger Warrants	Assumed Warrants
Balance as of December 31, 2023	$—	$—
Fair value at inception	18,501	—
Exercise	(1,372)	—
Change in fair value	(10,385)	—
Balance as of September 30, 2024	$6,744	$—

Balance as of December 31, 2022	$—	$1,077
Change in fair value	—	(1,059)
Balance as of September 30, 2023	$—	$18
The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions at the reporting date:

	September 30, 2024	September 30, 2023
Expected volatility	99.15% -123.57%	97.0% - 99%
Expected term (in years)	0.8 – 3.49	0.30 - 0.8
Risk-free interest rate	3.58% - 4.45%	5.09% - 5.55%
Expected dividend yield	0.00%	0.00%
Expected volatility for the periods post Merger consummation on March 26, 2024 is based on historical volatility of the Company, while pre Merger periods use the historical volatility of comparable public entities as an estimate. The Company estimates the expected term using time to expiration of the warrant. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to or approximating the expected term of the warrant.
See Note 7, Stockholders’ Equity/(Deficit) for further details regarding the Merger Warrants and the Assumed Warrants.
7. Stockholders’ Equity/(Deficit)
Redeemable Convertible Preferred Stock
All Legacy Serena redeemable convertible preferred stock was converted into common stock as described in Note 1.

The table below presents Legacy Serina redeemable convertible preferred stock information adjusted for the 0.97682654 Exchange Ratio as of December 31, 2023 (in thousands other than per share price).

Preference Order	Designation	Shares Designated	Shares Issued and Outstanding	Issue Price per Share	Carrying Value	Liquidation Preference
#1	Series A Preferred Stock	391	391	$5.12	$2,000	$2,002
#2	Series A-1 Preferred Stock	293	293	6.82	$1,998	$1,998
#3	Series A-2 Preferred Stock	1,091	1,091	10.17	$11,085	$11,095
#4	Series A-3 Preferred Stock	487	487	12.80	$6,240	$6,234
#5	Series A-4 Preferred Stock	702	702	13.31	$9,347	$9,344
#6	Series A-5 Preferred Stock	1,954	474	13.31	$5,734	$6,309
		4,918	3,438		$36,404	$36,982
Common Stock
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
Warrants
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant is exercisable for one “Unit” at a price equal to $13.20 per Unit and will expire on July 31, 2025. Each Unit will consist of (i) one share of Company common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of Company common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. As of September 30, 2024 there were 1,122,419 Post-Merger Warrants issued and outstanding. The Company classifies the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
The Side Letter provides, among other things, that Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15.0 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence received 1,133,593 Post-Merger Warrants. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028. As of September 30, 2024, Juvenescence held 755,728 Post-Merger Warrants and 377,865 Incentive Warrants.

Details of Merger Warrant activity for the nine months ended September 30, 2024 are as follows:

	Post-Merger Warrants	Incentive Warrants
Balance at December 31, 2023	-	-
Warrants issued	1,500	378
Warrants exercised	(378)	-
Warrants outstanding at September 30, 2024	1,122	378
Assumed Warrants
Upon consummation of the Merger, the Company assumed the outstanding, unexercised warrants to purchase Legacy Serina capital stock (the “Assumed Warrants”), which were adjusted such that after the Merger each such Assumed Warrant represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such Assumed Warrant prior to the Merger. There were 473,681 Assumed Warrants issued and outstanding as of September 30, 2024 with an exercise price of $20.47 per share and that expire on December 31, 2024.
Of the Assumed Warrants, 358,511 warrants which were granted prior to 2021 contain both put and call options. The Company may call the warrants at any time following the date the warrants become exercisable. These warrants are accordingly accounted for as a liability and remeasured to fair value at each reporting period. The 115,170 warrants with a fair value of $0.2 million were accounted for as equity as they were issued in connection with the conversion of promissory notes to equity during 2023. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Former AgeX Warrants
As of September 30, 2024, there are 129,593 warrants issued and outstanding with exercise prices ranging from $20.75 to $25.01 and expiration dates ranging from June 5, 2025 to April 3, 2026. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
8. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 shares of common stock for the grant to new employees or non-employee directors of stock options or the sale of restricted stock or for the settlement of restricted stock units which are hypothetical units issued with reference to common stock (“RSUs”). The Company may also grant stock appreciation rights (“SARs”) under the Inducement Plan. The Plan also permits the Company to issue such other securities as its Board of Directors or the Compensation Committee administering the Inducement Plan may determine. As of September 30, 2024, no options were granted from the plan. Options under this plan primarily have a ten-year life, vest and therefore become exercisable in periodic installments as determined by the Board or Committee or based upon the attainment of a Performance Goal or the occurrence of a specified event. The vesting provisions of individual options may vary.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 1,725,000 shares of common stock for the grant to employees, directors, and consultants of stock options or SARs, or the sale of restricted stock or for the settlement of RSUs. The 2024 Incentive Plan also permits the Company to issue such other securities as its Board of Directors or the

Compensation Committee administering the Incentive Plan may determine. Options under this plan primarily have a ten-year life, vest and therefore become exercisable in periodic installments as determined by the Board or Committee or based upon the attainment of a Performance Goal or the occurrence of a specified event. The vesting provisions of individual options may vary. As of September 30, 2024, options to purchase 1,652,792 shares of the Company common stock were outstanding under the 2024 Incentive Plan, which options have an exercise prices ranging from $6.66 to $14.87 per share and expire on dates ranging from March 2034 to September 2034. As of September 30, 2024, zero stock options under the 2024 Incentive Plan had been exercised.
Serina 2017 Stock Option Plan
In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. The options were adjusted such that after the Merger each such option granted and outstanding under the 2017 Option Plan represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such options granted and outstanding under the 2017 Option Plan prior to the Merger. As of September 30, 2024, options to purchase 1,551,411 shares of Company common stock were outstanding under the 2017 Option Plan, which options have an exercise price of $0.06 and expire on dates ranging from October 2024 to December 2032. As of September 30, 2024, 164,693 stock options under the 2017 Option Plan had been exercised. Pursuant to the Merger Agreement, no further options shall be granted under the 2017 Option Plan.
Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” formerly AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. Pursuant to the Merger Agreement, all “out of the money” options (meaning those options with an exercise price equal to or greater than $0.7751 on a pre-reverse stock split basis) were canceled and no further options shall be granted under the 2017 Incentive Plan. The “in the money” stock options were adjusted for the reverse stock split ratio of 1 for 35.17. As of September 30, 2024, there were 11,359 stock options granted and outstanding with exercise prices ranging from $13.19 to $25.96 per share and expiration dates ranging from November 2024 to January 2034. As of September 30, 2024, no stock options under the 2017 Incentive Plan had been exercised.
A summary of Serina stock option activity under all plans and related information are as follows (in thousands, except weighted average exercise price):

	Number of Options Outstanding	Weighted- Average Exercise Price (per share)
Balance at December 31, 2023	1,716	$0.06
Assumption of options in connection with the Merger	12	$24.04
Granted	1,653	$9.16
Exercised	(164)	$0.06
Cancelled/Forfeited	(1)	$26.48
Balance at September 30, 2024	3,216	$4.82
Options exercisable at September 30, 2024	1,598	$0.49
Stock-based Compensation Expense
During the nine months ended September 30, 2024, the Company granted stock options to purchase 1,652,792 shares of common stock to certain employees and consultants under the 2024 Incentive Plan, with a weighted average grant date fair value of $7.95 per share. Total unrecognized compensation cost related to unvested stock option grants of $11.5 million as of September 30, 2024 is expected to be recognized over weighted average period of 1.8 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$210	$—	$343	$—
General and administrative	886	—	1,264	25
Total stock-based compensation expense	$1,096	$—	$1,607	$25
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including the market price of the underlying common stock, expected option life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024(1)	2023(2)	2024(1)	2023(2)
Expected life (in years)	5.9 - 6.1	—	5.0 - 6.1	—
Volatility	117.91% - 118.33%	—	113.08% - 118.33%	—
Risk-free interest rates	3.54% - 4.14%	—	3.54% - 4.65%	—
Dividend yield	—	—	—	—
(1)Relates to stock options granted under the Serina 2024 Equity Incentive Plan during the period.
(2)There were no stock options granted during the period.
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
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three and nine months ended September 30, 2024 and 2023.
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

The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefor, during the nine months ended September 30, 2024 and 2023, the Company did not record unrecognized tax benefits.
11. Commitments and Contingencies
Facilities and Equipment Lease Agreements
The Company leases its lab and office facilities in Huntsville, Alabama for various terms under long-term, non-cancelable operating lease agreements. The leases expire on various dates from October 2025 through January 2028 and provide for renewal periods of two years. For the office lease, the Company has elected not to apply the recognition requirements under ASC 842, as the lease cost, if recognized under ASC 842, would not be materially different from the straight-line basis over the lease term.
The Company also leases laboratory equipment under a long-term, non-cancelable operating lease which expired in September 2024 and was subsequently replaced by a month-to-month cancellable agreement.
The Company also leases two pieces of equipment for various terms under long-term, non-cancelable finance lease agreements. One of the two finance leases expired in September 2024 with ownership passed on to the Company in accordance with the original term of the lease agreement, while the other finance lease expires in February 2025.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166	$132
Operating cash flows from finance leases	$2	$4
Financing cash flows from finance leases	$34	$35
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$672
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	September 30, 2024	December 31, 2023
Operating lease
Right-of-use assets	$862	$862
Accumulated Amortization	(353)	(196)
Right-of-use asset, net	$509	$666

Right-of-use lease liability, current	$197	$214
Right-of-use lease liability, noncurrent	312	461
Total operating lease liabilities	$509	$675

Finance leases
Right-of-use assets	$163	$163
Accumulated Amortization	(71)	(53)
Right-of-use asset, net	$92	$110

Right-of-use lease liability, current	$1	$36
Right-of-use lease liability, noncurrent	—	1
Total finance lease liabilities	$1	$37

Weighted average remaining lease term
Operating lease	2.78 years	3.32 years
Finance leases	0.42 years	0.64 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	6.67%	11.9%
The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2024 (in thousands):

Operating Leases
Three months ending December 31, 2024	$56
Year ending December 31, 2025	217
Year ending December 31, 2026	159
Year ending December 31, 2027	117
Thereafter	10
Total undiscounted lease payments	559
Less: imputed interest	(50)
Total lease obligations	509
Less: current portion	(197)
Long-term lease obligations	$312

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
Tax Filings
The Company's tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the condensed consolidated interim financial statements.
Employment Contracts
The Company has entered into employment contracts with certain executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.
Partnership with Enable
During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. The Company anticipates submission of an Investigational New Drug (IND) application to the U.S. Food and Drug Administration with plans to initiate a Phase 1 clinical trial in advanced Parkinson’s disease patients in 2025. The Company paid $2.0 million in May 2024 for the Enable arrangement and will amortize the cost on a straight-line basis until December 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net earnings (loss) per common share allocable to common stockholders

NUMERATOR
Net income (loss)	1,383	1,752	(8,455)	4,218
Less: net loss attributable to noncontrolling interest	27	—	54	—
Net earnings (loss) attributable to Serina	1,410	1,752	(8,401)	4,218
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net earnings (loss) per common share	8,851	2,190	6,774	2,176

Basic net earnings (loss) per common share allocable to common stockholders	$0.16	$0.80	$(1.24)	$1.94

Diluted net earnings (loss) per common share allocable to common stockholders

NUMERATOR
Net earnings (loss) attributable to Serina	1,410	1,752	(8,401)	4,218
Add back: interest on convertible promissory notes	—	6	—	83
Net earnings (loss) allocable to common stockholders	1,410	1,758	(8,401)	4,301
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net earnings (loss) per common share	8,851	2,190	6,774	2,176
Add: dilutive effect of stock options	1,900	1,840	—	1,820
Add: dilutive effect of warrants	—	—	—	—
Add: dilutive effect of common stock issued for convertible promissory notes	—	115	—	113
Add: dilutive effect of redeemable convertible preferred stock	—	3,439	—	3,439
Weighted-average shares of common stock outstanding used to calculate diluted net earnings (loss) per common share	10,751	7,584	6,774	7,548

Diluted net earnings (loss) per common share attributable to common stockholders	0.13	0.23	(1.24)	0.57

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net earnings (loss) per common share because to do so would be anti-dilutive:

	Three and Nine months ended September 30, 2024
Redeemable convertible preferred stock	—	—
Convertible promissory notes	—	—
Stock options	837	3,216
Warrants	3,226	3,226
Total anti-dilutive securities	4,063	6,442
13. Subsequent Events

Nothing to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and notes thereto included in this report and our “Unaudited Pro Forma Condensed Combined Financial Information” attached as Exhibit 99.3, and Serina’s audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022, attached as Exhibit 99.2, to Serina’s Current Report on Form 8-K filed with the SEC on April 1, 2024 (the “April 1 Form 8-K”). Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Forward-Looking Statements,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our April 1 Form 8-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors.”

All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.
Overview
We are a clinical-stage biotechnology company developing a pipeline of wholly owned drug product candidates to treat neurological diseases and pain. Our POZ drug delivery technology is designed to enable certain existing drugs and novel drug candidates to be modified in a way that may provide an increase in efficacy and safety of the resulting polymeric drug conjugate. Our proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline). Our POZ technology is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs delivered via subcutaneous injection. The therapeutic agents in our product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic profiles that can include toxicity, side effects and short half-life. We believe that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood.

The following discussion should be read in conjunction with Note 1 in our unaudited condensed consolidated interim financial statements and the related notes above.

On March 26, 2024, we completed the Merger, pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving as our wholly owned subsidiary. Additionally, on March 26, 2024, we changed our name to “Serina Therapeutics, Inc.” See the Explanatory Note included elsewhere in this Report for additional information regarding completion of the Merger.

Our operations through September 30, 2024, have been financed primarily by aggregate net proceeds of $51.9 million from the issuance of convertible preferred stock and convertible notes and exercise of Post-Merger Warrants to purchase our common shares by Juvenescence. Since our inception in 2006, we have had significant operating losses. Our operating loss was $11.5 million and $3.4 million for nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $13.8 million and $3.2 million in cash and cash equivalents.

Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the unaudited condensed consolidated interim financial statements issuance date, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, attorneys, and accountants, and, incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities as we:

•advance our lead product candidate, SER 252 into Phase I clinical trials;
•advance our other product candidates;
•advance our preclinical programs to clinical trials;
•further invest in our pipeline;
•seek regulatory approval for our investigational medicines;
•maintain, expand, protect, and defend our intellectual property portfolio;
•secure facilities to support continued growth in our research, development, and commercialization efforts; and
•increase our headcount to support our development efforts and to expand our clinical development team.

We have not had any products approved for sale. We do not expect to generate any product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses, or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
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
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report in the April 1 Form 8-K for the year ended December 31, 2023, except as disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of our unaudited condensed consolidated interim financial statements included elsewhere in this Report.
Components of Operating Results
Grant Revenues
Our grants and contracts reimburse us for direct and indirect costs relating to the grant projects and also provide us with a pre-negotiated profit margin on total direct and indirect costs of the grant award, excluding subcontractor costs, after giving effect to directly attributable costs and allowable overhead costs. Funds received from grants and contracts are generally deemed to be earned and recognized as revenue as allowable costs are incurred during the grant or contract period and the right to payment is realized.
Operating Expenses
Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.
Research and Development
Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:
•personnel costs, which include salaries, benefits and equity-based compensation expense;
•expenses incurred under agreements with consultants and contract organizations that conduct research and development activities on our behalf;
•costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•laboratory supplies and equipment used for internal research and development activities.
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
Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing, and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of any of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:
•successful completion of preclinical studies and initiation of clinical trials for future product candidates;
•successful enrollment and completion of clinical trials for our current product candidates;
•data from our clinical programs that support an acceptable risk benefit profile of our product candidates in the intended patient populations; acceptance by the U.S. Food and Drug Administration, or FDA, or other applicable regulatory agencies of the Investigational New Drug, or IND, applications, clinical trial applications and/or other regulatory filings for SER 252 and other product candidates.
•expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;
•successful application for and receipt of marketing approvals from applicable regulatory authorities;
•obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;

•making of arrangements with contract manufacturing organizations for, or establishment of, commercial manufacturing capabilities;
•establishment of sales, marketing and distribution capabilities and successful launch of commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third party payors;
•effective competition with other therapies;
•obtainment and maintenance of coverage, adequate pricing, and adequate reimbursement from third party payors, including government payors;
•maintenance, enforcement, defense, and protection of our rights in our intellectual property portfolio;
•avoidance of infringement, misappropriation, or other violations with respect to others’ intellectual property or proprietary rights; and
•maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals.
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
Other Income/(Expense)
Our other income is comprised of interest income on our cash equivalents, and changes in fair value of our convertible notes and liability-classified warrants.

Our other expense is comprised of expenses related to the change in fair value of the embedded derivatives and interest accrued from the convertible notes.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2024 and 2023
The table presented below shows our operating expenses for the periods presented (in thousands).

	Three Months Ended September 30,		$ Increase/ (Decrease)
	2024	2023
Research and development expenses	$2,415	$603	$1,812
General and administrative expenses	2,911	889	2,022
Other income, net	6,695	3,215	3,480
Total	$1,369	$1,723	$(354)

	Nine Months Ended September 30, 2024		$ Increase/ (Decrease)
	2024	2023
Research and development expenses	$5,115	$1,481	$3,634
General and administrative expenses	6,454	1,955	4,499
Other income, net	3,044	7,588	(4,544)
Total	$(8,525)	$4,152	$(12,677)
Revenues
Revenues for the three and nine months ended September 30, 2024 and 2023 were not material.
Research and development expenses
Research and development expenses were $2.4 million for the three months ended September 30, 2024, compared to $0.6 million for the same period in 2023. The increase of $1.8 million is primarily due to increases of $0.8 million in salaries and payroll related expenses due to increase in headcount, $0.5 million in professional fees for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets, and $0.5 million in outside research services and consultants for research programs.
Research and development expenses were $5.1 million for the nine months ended September 30, 2024, compared to $1.5 million for the same period in 2023. The increase of $3.6 million is primarily due to increase of (1) $1.2 million in salaries and payroll related expenses due to increase in headcount, (2) $0.9 million in professional fees related to the maintenance of certain patent and other intellectual property, and biological material assets included in Legacy Assets (3) $0.9 million in outside research services and consultants for research programs, (4) $0.3 million in severance expense and (5) $0.3 million increase in other miscellaneous expenses including facility, laboratory and depreciation.
See Notes 1, Organization, Business Overview and Liquidity and 5, Related Party Transactions to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Legacy Assets.
General and administrative expenses
General and administrative expenses were $2.9 million for the three months ended September 30, 2024, compared to $0.9 million for the same period in 2023. The increase of $2.0 million is due primarily to increases of (1) $0.9 million of stock based compensation expenses as a result of new directors and new hire option grants, (2) $0.5 million of consulting expenses to assist with the implementation of new platforms and software, (3) a non-recurring $0.3 million severance expense (4) $0.2 million in compensation and related expenses as a result of increased headcount (5) $0.2 million in directors and officers insurance, and (6) $0.2 million in miscellaneous expenses that were individually insignificant. These expenses were offset by a decrease of $0.3 million in professional legal and accounting services incurred largely in connection with the Merger which consummated on March 26, 2024.
General and administrative expenses were $6.5 million for the nine months ended September 30, 2024, compared to $2.0 million for the same period in 2023. The increase of $4.5 million is due primarily to increases of (1) $1.2 million of stock based compensation expenses as a result of new directors grant and new hire option grants (2) $0.8 million of consulting expenses to assist with the implementation of new platforms and software, (3) $0.5 million in salaries and payroll related expenses due to increased headcount (4) $0.4 million in directors and officers insurance (5) $0.9 million in professional legal and accounting services incurred largely in connection with the Merger which consummated on March 26, 2024, (6) $0.3 million severance expense, and (7) $0.3 million in market research and our website development related expenses.
Other income, net
Other income, net was $6.7 million for the three months ended September 30, 2024, compared to $3.2 million for the same period in 2023. The increase of $3.5 million is primarily attributable to an increase of $6.1 million in the gain from the change in fair value of liability classified Merger Warrants during three months ended September 30, 2024 compared to the same period in 2023. This aggregate increase was offset by the loss in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note of $2.6 million.
Other income, net was $3.0 million for the nine months ended September 30, 2024 as compared to $7.6 million for the same period in 2023. The decrease of $4.6 million is primarily attributable to: (1) the aggregate change in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note which amounted to a $13.7 million loss (2) the increase in amortization of deferred debt issuance costs related to the 2022 Secured Note which amounted $0.1 million (3) offset to some extent by the change in fair value of liability classified Merger Warrants which amounted to a gain of $9.3 million.
See Note 5, Related Party Transactions to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information about the 2022 Secured Note. See Notes 6, Fair Value Measurements and 7, Stockholders’ Equity/(Deficit) to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes, Legacy Serina warrants, liability classified Merger Warrants, and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024.
Liquidity and Capital Resources
Sources of Liquidity
We had $3.2 million in cash and cash equivalents as of September 30, 2024. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, and convertible notes by AgeX and Serina prior to the Merger, and by $2.9 million drawn under the 2022 Secured Convertible Promissory Note (the “2022 Secured Note”) subsequent to consummation of the Merger. We have drawn down the entire amount of credit that was made available to us through the 2022 Secured Note. See Note 5, Related Party Transactions to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information about the 2022 Secured Note. In addition, we received $5.0 million from Juvenescence during June 2024 through the exercise of Post-Merger Warrants. Juvenescence has agreed to exercise the remaining Post-Merger Warrants it holds in accordance with the following schedule, which will provide us with $10.0 million of additional funds.

Post-Merger Warrant Exercise Deadline	Number of Post-Merger Warrants to Be Exercised	Amount of Proceeds
November 30, 2024	377,864	$ 5.0 million
June 30, 2025	377,864	$ 5.0 million
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Since inception, we have had significant operating losses and negative cash flows as of September 30, 2024 and had an accumulated deficit of $21.8 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the issuance date of our unaudited condensed consolidated interim financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. If we do not receive the $10 million of cash proceeds expected from Juvenescence through the exercise of the Post-Merger Warrants pursuant to the terms of the Side Letter, there is substantial doubt about the Company’s ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our unaudited condensed consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
We believe that our cash on hand, along with the $10.0 million of cash proceeds expected to be received from Juvenescence through the exercise of the remaining Post-Merger Warrants it holds, as provided in the Side Letter, will not be sufficient to enable us to fund our operations through calendar year 2025 based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the progress, costs and results of IND enabling studies for our lead product candidate SER 252 and our potential future clinical trials for SER 252;
•the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;
•the costs, timing, and outcome of regulatory review of our product candidates;
•our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;

•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•the payment or receipt of milestones and receipt of other collaboration-based revenues, if any; the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing, and distribution, for any of our product candidates for which we may receive marketing approval;
•the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property related claims;
•the extent to which we acquire or in license other products, product candidates, technologies, or data referencing rights;
•the ability to receive additional nondilutive funding, including grants from organizations and foundations; and
•the costs of operating as a public company
Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.
Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30, 2024
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(12,548)	$(2,597)	$(9,951)	383.2%
Net cash used in investing activities	(17)	(434)	417	(96.1)%
Net cash provided by financing activities	8,181	10,080	(1,899)	(18.8)%
Net increase in cash	$(4,384)	$7,049	$(11,433)	(162.2)%
Operating Activities
Net loss for the nine months ended September 30, 2024 was $8.5 million. Net cash used in operating activities during this period amounted to $12.5 million. The $4.0 million difference between the net loss and net cash used in operating activities during the nine months ended September 30, 2024 was comprised of non-cash items, totaling $1.0 million and changes in operating assets and liabilities totaling $3.0 million. The net $1.0 million increase of non-cash items primarily consisted of a $10.4 million gain from the change in the fair value of warrants, offset by a $7.0 million loss from the change in fair value of convertible notes, $1.6 million in stock-based compensation, $0.3 million amortization of deferred debt issuance costs, $0.2 million decrease in accrued interest on the AgeX-Serina Note and $0.3 million in depreciation and non-cash lease expenses. The net $3.0 million cash used in operating assets and liabilities primarily consisted of a $2.4 million increase in prepaid expenses (comprised of $1.7 million in prepaid technology access fee and $0.7 million in other prepaid expenses and current assets), and a $0.7 million decrease in accounts payable.
Net income for the nine months ended September 30, 2023 was $4.2 million. Net cash used in operating activities during this period amounted to $2.7 million. The $6.9 million difference between the net gain and net cash used in operating activities during the nine months ended September 30, 2023 was comprised of non-cash items, totaling $7.2 million, offset by the increase in operating assets and liabilities totaling $0.3 million. The net $7.2 million increase of non-cash items primarily consisted of a $4.5 million gain from the change in fair value of convertible notes, $2.2 million loss from the fair value at inception adjustment on the convertible notes, a $1.1 million gain from the change in the fair value of warrants, offset by the increase in $0.4 million in accrued interest on the AgeX-Serina Note and $0.2 million increase in other non-cash items that were individually insignificant. The increase of $0.3 million cash from changes in operating assets and liabilities primarily consisted of $0.5 million increase in accounts payable, offset by $0.1 million decreases in both accrued expenses and operating leases liabilities.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was immaterial and entirely related to purchases of office and laboratory equipment.
Net cash used in investing activities during the nine months ended September 30, 2023 was $0.4 million related to the purchases of capital equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 of $8.2 million is primarily attributable to $5.0 million of proceeds received from the exercise of 377,865 Post-Merger Warrants by Juvenescence, $2.9 million drawn under the loan facilities from Juvenescence, $0.3 million cash and restricted cash acquired in connection with the Merger and $0.1 million from the exercise of stock options. These changes were offset to some extent by $0.1 million repayment of principal on loan facilities to Juvenescence. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.
Net cash provided by financing activities for the nine months ended September 30, 2023 of $10.1 million was primarily attributable to the net proceeds from the issuance of $0.1 million of Serina Convertible Notes and $10.0 million from the AgeX-Serina Note. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included in this Report for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of September 30, 2024, due to material weaknesses described below.
In light of the conclusion that our disclosure controls and procedures are considered ineffective as of September 30, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the evaluation of our disclosure controls and procedures discussed above, we identified material weaknesses due to a lack of internal controls at the Company. Specifically, management has determined the following:
•a lack of sufficient in-house qualified accounting staff;
•a lack of validation of completeness and accuracy of internally prepared data, including key reports generated from systems, utilized in the operations of controls;
•inadequate controls and segregation of duties due to limited resources and number of employees;
•substantial reliance on manual reporting processes and spreadsheets external to the accounting system for financial reporting leading to delays in the Company’s closing process; and
•a lack of experience in monitoring and administering the Company’s internal control over financial reporting.
To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants.
Remediation Plan
The Company began implementation of remedial measures to address the material weaknesses, which primarily stem from the Company’s small workforce and limited resources prior to the Merger. Following the Merger, the accounting and financial operations personnel and resources from AgeX started to monitor and administer Legacy Serina’s internal controls over financial reporting and development. During June 2024, Company also engaged financial operations consultants to evaluate and implement internal controls. In July 2024, one of these consultants was appointed as the Controller for the Company.
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
As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents, even with the amount of credit remaining available under our loan agreements with Juvenescence would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from the date of filing of this Report. Additionally, there is a risk we may not receive the remaining $10 million of additional funds expected from Juvenescence through the exercise of the Post-Merger Warrants pursuant to the terms of the Side Letter. These factors raise substantial doubt regarding our ability to continue as a going concern and the report of our independent registered public accountants accompanying our audited consolidated financial statements in this Report contains a qualification to such effect.
We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of $21.8 million as of September 30, 2024. We expect to continue to incur operating losses and negative cash flows. Because we will continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our common stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued net operating losses, the amount of our debt obligations to Juvenescence and the provisions of our indebtedness agreements with them, including restrictions on the use of loan funds and the security interest they hold in our assets, the risks associated with the development of our product candidates and technologies, and our deferral of in-house development of our product candidates and technologies in connection with our reductions in staffing and the closing of our research laboratory facilities, will increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development activities, or ultimately not be able to continue as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Certain Trading Arrangements
During the three months ended September 30, 2024, none of the directors or officers of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

10.1‡	Employment Agreement, dated as of September 9, 2024, by and among Serina Therapeutics, Inc., Serina Therapeutics (AL), Inc. and Steve Ledger	8-K	001-38519	10.1	9/12/2024

10.2‡*	Employment Agreement, dated as of July 15, 2024, by and between Serina Therapeutics, Inc. and Srini Tenjarla				5

10.3‡*	Confidential Consulting Agreement, dated as of May 31, 2024, by and between Serina Therapeutics, Inc. and FLG Partners, LLC				5

31*	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.
†Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
#Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request
‡Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERINA THERAPEUTICS, INC.

Date: November 12, 2024	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: November 12, 2024	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer