Form 10-K
period 2024-12-31
Serina Therapeutics, Inc.
filed 2025-03-24
CIK 1708599

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the NYSE on June 30, 2024 (the last trading day of the registrant's second fiscal quarter of 2024) was $38.4 million.
As of March 20, 2025, there were outstanding 9,932,215 shares of common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Content
Serina Therapeutics, Inc.
Forward-Looking Statements
This Annual Report on Form 10-K (“Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

Table of Content
Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Part 1, Item 1A in this Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Table of Content
EXPLANATORY NOTE
On March 26, 2024, the Delaware corporation formerly known as “AgeX Therapeutics, Inc.” completed our previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX Therapeutics, Inc., a Delaware corporation (“AgeX”), Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.” As used herein, otherwise stated or the context otherwise requires, as used herein, references to "Serina," the "Company," "we," "our," "us" or similar terms refer to Serina Therapeutics, Inc. and its subsidiaries.
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
The foregoing descriptions of the Merger Agreement and the Amended Certificate do not constitute a complete summary of the terms of the Merger Agreement, the Merger Certificate or the Amended Certificate, and are qualified in their entirety by reference to the full text of the Merger Agreement and the Amended Certificate filed as Exhibits 2.2 and 3.1 to this Annual Report on Form 10-K.
Serina Pre-Merger Closing Conditions
Reverse Stock Split
As a pre-merger closing condition, on March 14, 2024, AgeX effected a reverse stock split of its common stock at a ratio of 1 for 35.17 (the “Reverse Stock Split”) resulting in approximately 2,500,000 shares of AgeX common stock being outstanding immediately upon the Reverse Stock Split. Except for the number of authorized but unissued shares of AgeX common stock, and except as may be otherwise stated in the notes to the consolidated financial statements included in this Report, number of shares of AgeX common stock issued and outstanding, or issuable upon the exercise of options or warrants or upon conversion of convertible indebtedness, and AgeX common stock prices, shown in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the effect of the Reverse Stock Split.
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

Table of Content
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
Since Legacy Serina was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Legacy Serina and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the consolidated financial statements as of and for year ended December 31, 2024, include the acquired business from March 27, 2024, through December 31, 2024, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Legacy Serina have been retroactively restated based on the exchange ratio of 0.97682654.
In this Report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to (i) Legacy Serina for periods prior to the effectiveness of the Merger and (ii) Serina Therapeutics, Inc. and its consolidated subsidiaries for periods following the effectiveness of the Merger. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Legacy Serina.

Table of Content
PART I
Item 1. Business
Overview

We are a clinical-stage biotechnology company developing a pipeline of wholly-owned drug product candidates to treat neurological diseases and other indications. Our POZ platform provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics and antibody-based drug conjugates (ADCs).

The therapeutic agents in our small molecule product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic (“PK”) profiles that can include toxicity, side effects and short half-life. We believe that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood. We believe that POZ technology can be applied to small molecules, proteins, ADCs, and other classes of molecules.

The chemical attachment of water-soluble polymers, in particular polyethylene glycol (“PEG”), to drugs has become a valuable technique for improving the properties of pharmaceuticals. This technique has been successfully employed in producing many FDA-approved drugs. We believe that there is an unmet need for polymer delivery technology that addresses the limitations of PEG and other biocompatible polymers and that the POZ technology has the following advantages:

●
Synthesis and stability – POZ is produced using inexpensive starting materials in essentially a “one pot” synthesis and is stable at room temperature. PEG is comprised of repeating units of ethylene glycol. PEG is synthesized by ring opening polymerization of ethylene oxide. Ethylene oxide is a flammable, toxic, explosive and colorless gas. High quality PEG is available from only a few industrial-scale facilities, and is relatively expensive. The manufacturing process is quite dangerous and is typically not done in research laboratories and not in FDA-approved GMP manufacturing facilities. The final PEG product is susceptible to air oxidation and must be stored with great care, in the dark and under inert atmosphere. In contrast, POZ is synthesized by ring opening polymerization of 2-ethyl 2-oxazoine or 2-methyl 2-oxazoline. These monomers are clear liquids, stable at ambient conditions, not explosive or toxic, are available from many sources at relatively low cost, readily purified and easily handled in the average chemical laboratory. Moreover, drug-POZ conjugates are not susceptible to air oxidation and can be stored at room temperature or in a refrigerator. We have not performed comparisons of PEG-conjugated molecules versus POZ-conjugated molecules in humans. However, we have made these comparisons in certain PEG-conjugated molecules versus POZ -conjugated molecules in vitro and in animal studies.

●
Non-immunogenic or reduced immunogenicity – In studies to date, POZ has not elicited an immune response or stimulated significant development of antibodies to POZ. We conducted preclinical studies where repeat dosing of POZ polymer in rabbits did not generate anti-POZ antibodies. The clinical trial of our proof-of-principle molecule, SER-214, a first example of POZ in humans, also showed no toxicity concerns.

●
Drug loading and release – POZ enables greater drug loading than PEG, with highly programmable drug release kinetics to enable continuous drug delivery. Drug loading with PEG is low and can occur only at the end of the polymer chains (n=1 or 2 copies of drug). Drug loading with POZ is high and is accomplished by attaching multiple drug copies (n= 10 or higher) to the side chain of the polymer back bone. The number of POZ attachment points can be controlled and appears to be unlimited. Higher drug loading per mole of polymer means that less amount of POZ polymer is required when compared to PEG polymer for delivery of the same amount of active drug.

Table of Content

●
No accumulation –Studies to date indicate that POZ does not accumulate in tissues when given at dose levels anticipated to be given to humans, is not metabolized, and is cleared almost entirely through renal filtration. Preclinical IND-enabling studies in rodents and monkeys indicate that POZ is cleared from the body by renal filtration and as an intact polymer with no evidence of accumulation in any tissue. In contrast PEG is known to accumulate in several tissues including the liver, spleen, muscle, brain and kidney.

●
Targeting – POZ offers multiple substitution sites, which allows for simultaneous attachment of several copies of a drug along with a targeting molecule. Multiple copies of drugs can be attached to a single POZ polymer backbone. The end of the POZ polymer chain has a different, orthogonal functional group from those along the backbone, and this property has been used to attach a targeting moiety such as an antibody or peptide.

Our business is largely focused on the development of a wholly-owned pipeline of POZ-enabled drug candidates for CNS indications, including Parkinson’s disease. Our lead product candidate, SER 252 (POZ-apomorphine), is a POZ conjugate of the potent dopamine agonist apomorphine being developed for the treatment of Parkinson’s disease and is in preclinical development. SER 252 is designed to provide CDS via a subcutaneous injection delivered one to two times per week. CDS is a long-sought clinical strategy for Parkinson’s disease that currently approved therapies fall short of delivering. We intend to develop other potential applications of the POZ technology, such as therapeutics delivered through Antibody Drug Conjugates ('ADCs and Lipid Nanoparticle ("LNP") technology, through partnerships. Our SER 214, a POZ conjugate of rotigotine for the treatment of early Parkinson’s and Restless Leg Syndrome, was our first product candidate advanced into human study and has completed a Phase Ia study in 19 subjects. This product candidate served as a proof of principle for our POZ technology. This candidate is not being advanced internally. We intend to potentially out-license this product candidate. We have not received FDA approval for any of our product candidates and our lead product candidate remains in preclinical development.

Our Development Pipeline

We believe that our POZ platform delivery technology has potential for use across a broad range of payloads and indications. Among our development candidates, we intend to internally advance SER 252 for advanced Parkinson’s disease. We do not believe we will require a license to the API associated with SER 252. We are advancing our research and development efforts for POZ technology in LNP delivered ribonucleic acid (“RNA”) vaccines for infectious diseases. We intend to advance additional applications of the POZ platform via out-licensing, co-development, or other partnership arrangements. These applications may include other CNS disorders and POZ LNP relevant disease fields. We have not received FDA approval for any of our product candidates and our lead product candidate remains in preclinical development.

Table of Content

SER 252 IND-enabling preclinical studies were initiated in August 2023 and are anticipated to be completed in the second quarter of 2025. We intend to advance SER 252 into Phase I clinical trials in second half of 2025 for patients with advanced Parkinson’s disease.

Our Strategy

Our strategy is to develop and commercialize polymer therapeutics based on conjugation of suitable small molecules to our proprietary POZ. While prior polymer technologies such as PEG focused primarily on protein conjugation, we envisioned the need to develop a polymer therapeutics platform that could address the vast universe of small molecules and program their release. We have demonstrated in multiple preclinical animal studies that POZ can program the release of small molecules, particularly those that have solubility challenges and PK limitations. We believe that specific POZ conjugated small molecules can be delivered continuously following a single injection. As a “platform technology,” We anticipate this technology has the potential for development of drug candidates across a broad range of payloads and indications. We intend to focus on our current pipeline of candidates and selectively explore new molecules for potential internal development. In parallel, we intend to expand our collaboration activity with prospective partners that have compounds that could potentially benefit from our POZ polymer platform technology. To achieve this, we intend to:

●	Advance our lead program, SER 252, which addresses a large unmet need for CDS for late stage Parkinson’s patients;

●	Seek to create economic and strategic value through POZ LNP licensing and partnerships across multiple RNA-based therapeutic indications;

●	Seek to create economic and strategic value for other applications of the POZ platform, including ADCs;

●	Continue to expand upon applications of the POZ platform with a view to capitalize on the potential of the technology to enable additional payloads and product opportunities; and

●	Continue to expand a network of academic and biopharmaceutical collaborations and commercial partnerships to develop and potentially validate other applications of the POZ platform.

POZ Development Background

Over the past 25 years, chemical attachment of water-soluble polymers, in particular, polyethylene glycol, to drugs has become a valuable technique for improving the properties of pharmaceuticals. This technique has been successfully employed in producing second-generation forms of several FDA-approved drugs.

A polymer drug delivery approach involves using polymers, which are large molecules composed of repeating subunits, to design drug delivery systems that can control the release of medications in a controlled and targeted manner. Polymer-based drug delivery systems can enhance the therapeutic outcomes of drugs by optimizing their PKs, improving patient compliance, and reducing side effects. Some key aspects of polymer drug delivery are as follows:

●
Controlled Release: Polymers can be engineered to release drugs at a controlled and predetermined rate. This enables sustained drug levels in the body, reducing the need for frequent dosing and maintaining therapeutic concentrations over an extended period.

●
Targeted Delivery: Polymer drug delivery systems can be designed to target specific tissues, cells, or organs with a high concentration of the drug while minimizing systemic exposure. This precision targeting reduces the exposure of healthy tissues to the drug, minimizes side effects, and increases the drug’s effectiveness.

●
Improved Bioavailability: Some drugs have low solubility or stability in the body, limiting their absorption and therapeutic efficacy. Polymers can be used to improve the solubility and stability of such drugs, allowing for better bioavailability.

●
Protection of Labile Drugs: Polymers can protect labile or sensitive drugs from degradation in the harsh conditions of the gastrointestinal tract, allowing for oral delivery of drugs that would otherwise be ineffective when taken orally.

Table of Content

●	Reduced Toxicity: Polymer encapsulation can help reduce the toxicity of certain drugs by controlling their release and preventing peak concentrations that can lead to adverse effects.

●
Long-Acting Formulations: Polymer-based formulations can extend the duration of drug action, reducing the frequency of administration. This is particularly useful for chronic conditions where adherence to treatment is crucial.

●
Biodegradable Polymers: Some polymer drug delivery systems are made from biodegradable materials that gradually break down in the body, eliminating the need for removal or extraction of delivery devices.

Common polymer-based drug delivery systems include:

●	Microspheres and nanoparticles: Tiny particles made from biocompatible polymers that encapsulate and release drugs.

●	Hydrogels: Cross-linked polymer networks that can hold a large amount of water and release drugs in response to environmental cues.

●	Implants: Solid polymer devices that can be surgically implanted for long-term drug delivery.

●	Liposomes: Lipid-based vesicles that can encapsulate drugs and deliver them to specific sites.

Polymer drug delivery approaches offer versatility and customization, allowing for the design of drug delivery systems tailored to the specific needs of a drug and our intended therapeutic application. These approaches have the potential to enhance the safety and efficacy of medications while improving patient compliance and convenience.

Legacy Serina was formed with the goal of inventing a polymer that was distinct from PEG that could be used for modification of drugs. Our research over the past fifteen years has led to the development of a new polymer technology based on poly(2-ethyl-2-oxazoline). Our POZ technology is designed to be a “platform technology” in that we anticipate that multiple products can be developed using the same basic polymer. Legacy Serina was first to develop and patent methods to produce polymers of POZ suitable for pharmaceutical applications.

In October 2023, Legacy Serina entered into a non-exclusive license agreement with Pfizer to use our POZ polymer technology for use in lipid nanoparticle drug delivery formulations. The agreement grants Pfizer non-exclusive rights to certain intellectual property, know-how, and proprietary technologies. Under the terms of the agreement, Pfizer is authorized to develop, manufacture, market, and commercialize products incorporating the licensed technology with respect to a specific POZ polymer structure in one field. The agreement outlines the protection and enforcement of intellectual property rights related to the licensed technology. Pfizer is obligated to use commercially reasonable diligent efforts to develop and commercialize licensed products, and to use such efforts to accomplish specified development and commercial objectives. The agreement includes a one-time upfront payment of $3 million that was received on December 15, 2023, milestone payments payable to us upon the achievement of specific development, regulatory, and commercial milestones, and a royalty on net sales of products incorporating the licensed technology in accordance with the terms outlined in the license agreement. The range of royalties on sales of products is between 2.75% – 3.5% and is tiered to achievement of certain sales milestones.

Our Product Candidates

Serina intends to focus on advancing our SER 252 POZ-apomorphine drug candidate and selectively explore new molecules for potential internal development, co-development and partnering. Current candidates include:

SER 214 (POZ-rotigotine) was the first product from our pipeline to be advanced into humans. Legacy Serina initiated a Phase Ia trial in July 2015 in 19 stably treated Parkinson’s subjects. The trial was completed in January 2017 with data published in a June 2020 article in Movement Disorders. This was a single and multi-dose, dose-escalation study in patients who were not experiencing significant motor fluctuations. Patients in the study were allowed to be on existing therapy for Parkinson’s disease, or be on no therapy, but have a definitive diagnosis of Parkinson’s disease. We have not internally advanced SER 214 beyond Phase Ia and will seek to partner on any further development. We believe the SER 214 program, while not being advanced internally, provided data important to the development of a POZ dopamine agonist

Table of Content
(such as rotigotine and apomorphine) conjugate to enable CDS in Parkinson’s patients. This research led to the development of SER 252.

SER 252 (POZ-apomorphine) has entered IND-enabling preclinical studies. Preclinical studies were initiated in August 2023 and are anticipated to be completed in the second quarter of 2025. We intend to advance SER 252 into Phase I clinical trials in the second half of 2025 for patients with advanced Parkinson’s disease. The treatment of advanced Parkinson’s disease relies on multiple therapies, including levodopa (“L-DOPA”), compounds that inhibit the breakdown of L-DOPA in the brain (catechol-O-methyl transferase, or COMT; for example, opicopone), dopamine agonists (transdermal rotigotine; for example, NeuproTM) and others. L-DOPA in escalating doses is the mainstay of therapy for advanced Parkinson’s disease but is also the proximate cause of LIDs, one of the most troubling complications of prolonged high dose L-DOPA therapy. Approximately 90% of Parkinson’s disease patients who use L-DOPA for ten years will develop irreversible LIDS. An infusion therapy known as Apo-go (apomorphine) is available in the European Union, or EU, but is not yet available in the United States. Apo-go must be administered as a 12–16-hour continuous infusion through an electronic pump and a standard insulin infusion set. While effective in reducing daily “OFF” time, and simultaneously increasing daily “ON” time without troublesome dyskinesia, usage frequently requires a healthcare provider to hook up the device and infusion each day and remove it at night. “OFF” time refers to the time period the patient is unable to perform routine daily activities. “ON” time refers to those periods where the patient is able to perform routine daily activities. Apo-go is confounded by significant skin reactions in approximately 40% of patients, often leading to permanent scarring (nodules) on the abdomen. Our preclinical studies in monkeys suggest SER 252 may be administered as a single subcutaneous injection twice a week, provides continuous delivery of apomorphine and has no skin liabilities. our use is designed to be administered in the convenience of the patient’s home without the need for a healthcare provider. We believe that SER 252 may allow some patients to titrate completely off L-DOPA, thus simultaneously addressing the LIDS that is associated with our prolonged use.

POZ-lipids. We are advancing preclinical research focused on POZ-lipids as a non-immunogenic (or markedly reduced immunogenic) alternative to the PEG-lipids in the lipid nanoparticles (LNP) currently approved for the COVID-19 vaccines developed by Pfizer/BioNTech and Moderna. Both of the currently approved vaccines contain 1-2 mol% PEG-lipid, which is required to stabilize the LNP and prevent fusion of nascent particles. We have prepared LNPs from POZ-lipids and demonstrated these can stably incorporate oligonucleotides and transfect cell lines. We believe that it is likely that the global population is being progressively immunized against PEG due to the presence of PEG-lipids in the currently approved vaccines, combined with upwards of 70% of the population already having some level of anti-PEG antibodies. PEG is used at low molecular weights in a wide range of consumer products including cosmetics, toothpaste, deodorants, and laxatives. Anti-PEG antibodies are implicated in some of the serious adverse reactions such as anaphylactic reactions seen following the COVID-19 vaccine administration. Most infectious disease experts believe that COVID-19 will become an endemic challenge and that booster immunizations will be required. We believe that the anti-PEG antibody issue potentially has the unintended consequence of compromising the efficacy of the next generation of vaccines due to accelerated blood clearance. We have entered into preclinical feasibility studies with two major pharmaceutical companies toward the goal of developing “PEG-alternative” LNP vaccines for infectious diseases. The LNP delivered RNA therapeutics field represents one of the most promising areas of drug development, with over 1,200 LNP delivered RNA-based therapeutics in development. Our intent is to license the POZ technology to companies developing LNP approaches in infectious diseases, cancer immunology, and gene therapy.

We have not received FDA approval for any of our product candidates and our lead product candidate remains in preclinical development.

Parkinson’s Disease

Parkinson’s disease is a chronic, disabling disorder that results from a deficiency of dopamine in the brain. Dopamine deficiency results from a degeneration of dopaminergic neurons in a portion of the brain known as the substantia nigra. Treatment for Parkinson’s disease has focused on mechanisms for delivery of dopamine precursors (levodopa, which can be delivered by daily pills or intestinal infusion), or on mechanisms that delay or prevent the breakdown of dopamine in the brain. The majority of patients who are diagnosed with Parkinson’s disease are treated with oral formulations of levodopa that include carbidopa, a compound that inhibits the breakdown of levodopa. Other approaches include selective inhibitors of monoamine oxidase enzymes in the brain (“MAO-B”), or dopamine agonists, such as rotigotine (the active ingredient in the transdermal patch NeuproTM), ropinirole or pramepexole. In almost all instances of oral treatment with any of these compounds, patients may experience “wearing off” where the drug fails to deliver an adequate dopaminergic stimulus after being used for months to years or the drugs may promote a disabling side effect known as dyskinesia (involuntary

Table of Content
movements of the extremities). We believe that there is a major need for new therapies that can treat patients with Parkinson’s disease, extend their productive years, and ameliorate these unwanted side effects.

In recent years, the clinical strategy of CDS has been advanced in both animal and human studies. Most oral drugs deliver dopaminergic stimulation in a phasic peak and trough fashion. Animal studies show that such phasic alterations in dopaminergic tone may result in accelerated degeneration of dopaminergic neurons in the brain, and lead to motor complications known as dyskinesia. Preclinical animal studies also suggest that continuous delivery of apomorphine appears to delay the degeneration of dopaminergic neurons in the brains of affected animals, thus delaying some of the side effects of dopaminergic therapy as well as the onset of late-stage Parkinsonism. In a double-blind, double-dummy study in humans employing an intestinal infusion of levodopa-carbidopa gel (“LCIG”) in advanced Parkinson’s patients, continuous intestinal infusion of levodopa gel was shown to be superior in outcomes to oral, sustained release levodopa-carbidopa capsules. The results showed that an intestinal infusion of levodopa-carbidopa gel in the proximal small intestine (delivered by a percutaneous catheter) increased patients’ “ON” time without troublesome dyskinesia by approximately two hours per day, and decreased “OFF” time by the same amount. The approach was the first CDS product approved by the FDA (AbbVie's Duopa). Notwithstanding the significant increase in patient clinical outcomes in advanced Parkinson’s patients, the approach is invasive, requires surgery to place a percutaneous catheter (with risk of infection, perforation of the intestine or inadvertent removal), frequent loading of levodopa-carbidopa gel packs, and frequent flushing to keep the catheter flowing. Subsequently, another product providing CDS (Abbvie - Vyalev) was approved by the FDA (October 2024). The Vyalev product is a liquid formulation of the prodrugs foslevodopa-foscarbidopa that is continuously infused subcutaneously using an electronic pump. This represented a substantial new treatment option for advanced Parkinson’s disease patients.

Our POZ technology platform has attributes that we believe has the potential to allow POZ-conjugates to deliver on the approach of prolonging the PKs of attached drugs, thus enabling continuous drug delivery.

SER 214 – Provides Continuous Release of Rotigotine Following a Single Weekly Subcutaneous Injection in Parkinson’s Disease Patients with Early Stable Disease

The potent dopamine agonist rotigotine is attached to pendent POZ with programmable linkers that allow the rotigotine to be released slowly, following a single subcutaneous injection of SER 214 in a standard insulin syringe. Preclinical animal studies in rats and monkeys have shown that SER 214 appears to provide a continuous state of dopaminergic tone for approximately one week following a single subcutaneous injection. Repeat-dose preclinical studies in rats (12 weeks), dogs (single dose maximum tolerated dose study) and monkeys (results of a 4-week study, plus the 90-day study in cynomolgus macaques that was part of the IND toxicology program) show the week-to-week variation in plasma release of rotigotine (plasma half-life) and drug exposure do not change dramatically following a single subcutaneous injection each week. Based on these IND enabling studies, SER-214 was advanced into a Phase Ia study in humans.

SER-214 was our first product candidate to be advanced into humans, completing a Phase Ia study in 19 patients. While SER-214 has not been advanced beyond this Phase Ia trial, the program provided clinical data important to the development of our POZ platform's capability to enable CDS of a dopamine agonist for treatment of Parkinson’s patients. This research led directly to the development of our follow on IND candidate, SER 252. The Phase Ia study demonstrated SER 214 was well-tolerated when delivered in a standard insulin syringe. The data for the final two weeks of Cohort 3 (high dose cohort) are shown in Figure 3. Subjects received an initial dose in week one of 50 mg SER 214, followed by a single dose of 100 mg SER 214 in week two, and then followed by a single 200 mg dose of SER 214 in weeks three and four. This dosing was followed by a one-week wash-out period. The SER 214 Phase Ia study was not designed with a placebo arm, and therefore statistical analysis of the observed data does not have p-values. SER 214 demonstrated predictable PK that paralleled the PK results observed in preclinical studies in monkeys. The results of the PK for released drug (rotigotine) are shown below, along with the published data for the 3 mg transdermal rotigotine patch.

Figure 1: Pharmacokinetic profile of SER 214 in Parkinson’s disease subjects in Phase Ia

Table of Content

Figure 1: PK profile of released drug in Parkinson’s disease subjects who received an initial dose of 50 mg SER 214, followed by a single dose of 100 mg SER 214, and then two weekly doses of 200 mg SER 214. Levels of released drug (rotigotine) are indicated in ng/ml. The yellow shaded area is the therapeutic window for rotigotine. Also shown in green is a 24-hour period for plasma levels of rotigotine from the 3 mg NeuproÔ patch (UCB, published data). From the data, it would appear a weekly injection of SER 214 of 200 mg (in 1 mL) approximates the levels of rotigotine from the daily 3 mg transdermal patch.

The results in Figure 1 show that a single weekly injection of SER 214 provided continuous drug delivery in the predicted therapeutic window where plasma levels of rotigotine would be expected to provide control of symptoms of early Parkinson’s (yellow shaded area). The 200 mg dose of SER 214 provided plasma levels of rotigotine that are approximately the same as the 3 mg Neupro™ patch but did so for an entire week. In data not shown, plasma levels of released rotigotine fell below detectable levels approximately nine days after the final injection, indicating that released rotigotine is released at a near steady-state level for an entire week following a single weekly subcutaneous injection.

The Phase Ia study also measured the potential for efficacy, which relies on a change from baseline in the Unified Parkinson’s Disease Rating Score (“UPDRS”). One component of the UPDRS measures the change in motor scores; this is known as UPDRS (Part III) and is measured by the physician who evaluates if there is a change in scores when the patient returns to the clinic for follow-up. A change from baseline of negative scores indicates improvement and the FDA has used UPDRS (Part III) as part of an approvable endpoint. In Cohort 3, subjects had a mean change from baseline of approximately - 6 at day 28 – indicating that SER 214 may be improving their signs and/or symptoms of Parkinson’s disease. There appeared to be a dose-dependent change from baseline as the doses were increased. This is shown in Figure 3 below.

Table of Content
Figure 2: Effect of dose of SER 214 on change from baseline in UPDRS (Part III)

Subjects who completed the final two weeks of dosing were shown to be at steady-state release. The plot above shows the relationship between dose and change from baseline in UPDRS (Part III). At the highest dose evaluated (200 mg) there was an approximate -6 point change in UPDRS. When extrapolated to a 400 mg dose, which would approximate the 6 mg Neupro™ patch in terms of released rotigotine, there would be an estimated -13 point change in UPDRS (Part III). We believe such a degree of change would achieve an approvable endpoint. The extrapolated data was not an actual result of the study and there can be no assurance that this result is able to be achieved. The method of extrapolation is industry standard based on a near linear relationship (shown in figure as linear r2 = 0.88) with the data from the actual study.
The relationship between dose and steady-state PK levels of released rotigotine revealed a linear relationship as shown in Figure 3. Extrapolation of the dose of SER 214 to higher doses of 400-600 mg is predicted to result in steady-state levels of rotigotine equivalent to the 6 mg and 8 mg Neupro™ patch. Such higher doses would require a device to deliver the higher volumes (2-3 mL).

Figure 3:
Figure 3: Relationship between dose of SER 214 administered in the last two weeks of dosing in the 50 mg, 100 mg and 200 mg cohorts and mean (+/- SD) steady-state levels of released rotigotine.

The primary safety endpoint for the SER 214 Phase Ia study was adverse events. There were no deaths or serious adverse events during the study. One subject in cohort 2 discontinued because of the development of generalized hives shortly after the 50-mg injection of SER 214. These rapidly cleared with administration of a single antihistamine dose and were not associated with any additional systemic complaints. All adverse events were mild to moderate in intensity, and all recovered by the end of the study. There was no apparent dose relationship, and no patient experienced new onset or worsening of dyskinesia.

Table of Content

In summary, the Phase Ia study demonstrated SER 214 is a well-tolerated injection when administered subcutaneously in stable patients with early signs of Parkinson’s disease. Steady-state levels of released rotigotine were linear with dose, and physician assessment of UPDRS (Part III) suggested evidence of a dose-dependent decline from baseline - even in these stably treated patients. We believe that SER 214 is a promising product candidate that may be used to treat patients with early Parkinson’s disease, and market research suggests patients and physicians would readily use this approach at home without the need for an office visit or home health care professional. In June 2020, the results of the Phase Ia trial were published in Movement Disorders. We have not internally advanced SER 214 beyond Phase Ia and will seek to partner on any further development.

SER 252 (POZ-apomorphine) – Addressing the Need for a Potent Dopamine Agonist to Treat Advanced Parkinson’s disease

We believe that the same polymer chemistry used in SER 214 to provide continuous delivery of rotigotine might be used to provide continuous release of other drugs that would be effective in advanced Parkinson’s disease. One such drug is apomorphine, one of the most potent dopamine agonists known and the one most closely aligned chemically with the natural substance in the brain (dopamine). Apomorphine is approved as a “rescue” medication that is delivered as an injection (Supernus - Apokyn) analogous to an epinephrine injection for acute anaphylaxis. In Europe and some other parts of the world, there is an approved liquid formulation called Apo-go (Supernus) that has been used to manage the symptoms of advanced Parkinson's patients. Recently (February 2025), this product was approved by the FDA. In PD patients who develop severe “OFF” periods as a result of advancing disease associated with the “wearing off” of their medications, an Apokyn injection can promote “ON” periods within a few minutes. Many patients carry an Apokyn injection pen as a precaution for abrupt “OFF” periods. In contrast, Apo-go is administered via an electronic pump as a daily subcutaneous infusion 12-16 hours a day. In July 2018, the first randomized, placebo-controlled study of Apo-go versus placebo was published (known as the TOLEDO study). The results showed that daily subcutaneous delivery of apomorphine for 12-16 hours during the waking day resulted in a significant reduction of daily “OFF” time of approximately 2 hours.

While Apo-go resulted in a substantial improvement in “OFF” time, the subcutaneous route of administration is confounded by severe skin reactions. An example of these types of skin reactions is shown in Figure 4.

Figure 4: Skin reactions from subcutaneous Apo-go administration

Figure 4: A patient with advanced Parkinson’s disease who uses daily subcutaneous infusions of Apo-Go to reduce “OFF” time. Subcutaneous delivery of apomorphine resulted in ulceration of the skin with draining abscesses, and in rare instances, skin necrosis.

In the TOLEDO study, approximately 60% of subjects dose-adjusted their daily infusions of Apo-go downward based on skin reactions, and about 40% of patients experienced nodule formation. Nodules that result from subcutaneous apomorphine generally do not resolve.

While Apo-go represents a non-surgical approach to treatment of advanced disease in PD patients and provides the same degree of improvement in “OFF” time as the LCIG catheter and deep brain stimulation, many patients do not tolerate the daily subcutaneous infusions. The daily set-up often requires a healthcare provider to come in each day to help the

Table of Content
patient administer the drug. We believe that development of a more convenient method of delivering apomorphine, without having to use a complicated infusion device or confounded by serious skin reactions, would be a major contribution to patient care.

SER 252 (POZ-apomorphine)

In early 2018, Legacy Serina initiated work on developing a polymer conjugate of apomorphine that could be delivered as a subcutaneous injection that is devoid of any skin reactions. The first step was attachment of apomorphine to the polymer. The chemistry of attachment and controlled release required attachment of ester-linked groups to both of the hydroxyl groups in apomorphine; one ester linkage attaches the apomorphine to the polymer backbone (linking group) and the other ester linkage caps the second hydroxyl (capping group). In the course of these studies, Legacy Serina discovered that the rate-limiting step in the release of apomorphine from the polymer was the release of the “capping linker.” After three and a half years of dedicated efforts to control the release kinetics of apomorphine, Legacy Serina identified SER 252 as the IND candidate. Importantly, SER 252 provides linear dose kinetics when administered in preclinical multi-dose studies in monkeys as shown in Figure 5 below.

Figure 5: Dose response of SER 252 in monkeys

Figure 5: Young adult monkeys were dosed subcutaneous with SER 252 semi-weekly (n=4) at three different dose levels (1.5 mg equivalents Apo/kg, 4.5 mg equivalents Apo/kg and 15 mg equivalents Apo/kg) and daily levels of released apomorphine were determined. The AUC (area under the curve) for each set of doses was plotted versus dose administered.

PK Simulations for SER 252 in Patients with Advanced Disease

Although studies in humans are required for confirmation, Legacy Serina conducted a simulation of human PK based on the results from our preclinical studies in monkeys. The PK parameters of SER 252 in monkeys were modeled with a standard one-compartment fit of the data with V/F (volume of distribution) derived from imputed data from NeuroDerm, Ltd. published human PK on ND0701, an apomorphine product being developed by NeuroDerm; the V/F was 13 L/kg. The following results, which represent industry standard methodology for simulation, were obtained:

Figure 6:

Table of Content

Figure 6: Simulations for human PK. The simulation demonstrated that doses from 0.25 mg eq Apo/kg to 1 mg eq Apo/kg would cover the PK profile of Apo-go and provide a range of doses that we intend to evaluate in early studies in humans.

There can be no assurance that the simulated result is able to be achieved. We believe these simulations suggest it may be possible to dose patients with advanced Parkinson’s disease with a subcutaneous injection that would provide levels of released apomorphine similar to the Apo-go infusion pump (a) without a trough level that would lead to an “OFF” period, (b) no need to have a healthcare provider hook up the device each day, and (c) no onerous skin reactions. We believe that the requisite trough level is likely in the range of about 3-5 ng/mL free apomorphine; plasma levels of apomorphine that “rescue” an acute “OFF” period about 4-5 ng/mL and persist for approximately 50 minutes (data from Cynapsus/Sunovion publications on development of a buccal apomorphine). The range of doses employed in an individual patient will likely vary, but the doses envisioned may potentially treat advanced disease and provide consistent “ON” time without troublesome dyskinesia and prevent the patient going into an “OFF” state. In multiple experiments in monkeys, SER 252 has not led to any skin reactions as a single or multi-dose regimen to date. We believe that it may be possible that this product candidate can be delivered in the patient’s home without the need for a healthcare provider.

If the results show SER 252 is well-tolerated with predictable PK, we expect to proceed to a Phase I MAD study in advanced patients in 2026. The results of the combined SAD/MAD studies will measure not only safety, PK and tolerability in these advanced patients but also daily “OFF” and “ON” time and will inform the design of the Phase II study. If Phase I is successful, we plan to have a meeting with the FDA to aid in design of a Phase II study.

Summary of Our Parkinson’s Disease Programs

SER 214 served as our proof-of-principle molecule to determine if our POZ conjugate technology could enable a long acting dopamine agonist in Parkinson’s disease. Our SER 252 product candidate leverages that research and development to potentially enable CDS in patients with advanced disease. A critically important observation was made in the TOLEDO study in that many patients down-titrated their oral L-DOPA doses by greater than 50% from their baseline dose. L-DOPA therapy is considered the mainstay of treatment of both early and advanced Parkinson’s disease, despite evidence that dopamine agonists are equally effective for early disease and do not promote the same degree of dyskinesia as levodopa. Approximately 50% of PD patients will develop LIDS within five years, and 90% within 10 years, of initiation of levodopa therapy. In one specialized center in Scotland, the Lees group has shown that fastidious titration of apomorphine (Apo-go) during the waking day can lead to complete off-titration of levodopa with a dramatic reduction in motor complications (45 of 64 patients achieved apomorphine monotherapy and titrated completely off oral levodopa). Patients who achieved monotherapy had an increase in “ON” time to 85% of the waking day. If SER 252 effectively prevents “OFF” time and delays or prevents dyskinesia in advanced disease, it might be possible to use SER 252 in patients with mid-stage disease to achieve significant control of symptoms without initiating levodopa therapy. At present, we are not aware of an effective alternative to oral levodopa. For patients who experience advancing disease that no longer responds to oral agonists, the default approach is to continue to escalate doses of levodopa with the consequence of accelerated onset of motor complications. We believe that there is significant potential for SER 252 to become such an alternative, potentially leading

Table of Content
to a paradigm shift in how patients with Parkinson’s disease might be treated. We believe that SER 214 and SER 252 may be administered in the home setting with the convenience and compliance of a single or twice-weekly subcutaneous injection that does not require a healthcare provider to administer, and patients may not need to continue therapy with levodopa (levodopa sparing strategy).
Licensing, Collaboration and Partnership Agreements

In early 2021, Legacy Serina entered into FSAs with several large pharmaceutical and biotechnology companies to advance POZ-lipids as a replacement strategy for PEG-lipids in the current mRNA vaccines. After two years of work with these partners, Legacy Serina entered into licensing discussions to advance POZ-lipids as a replacement for PEG-lipids.

In October 2023, Legacy Serina entered into a non-exclusive license agreement with Pfizer to use our POZ polymer technology for use in lipid nanoparticle drug delivery formulations. The agreement grants Pfizer non-exclusive rights to certain intellectual property, know-how, and proprietary technologies. Under the terms of the agreement, Pfizer is authorized to develop, manufacture, market, and commercialize products incorporating the licensed technology with respect to a specific POZ polymer structure in one field. The agreement outlines the protection and enforcement of intellectual property rights related to the licensed technology. Pfizer is obligated to use commercially reasonable diligent efforts to develop and commercialize licensed products, and to use such efforts to accomplish specified development and commercial objectives. The agreement includes a one-time upfront payment of $3 million that was received on December 15, 2023, milestone payments payable to us upon the achievement of specific development, regulatory, and commercial milestones, and a royalty on net sales of products incorporating the licensed technology in accordance with the terms outlined in the license agreement. The range of royalties on sales of products is between 2.75% – 3.5% and is tiered to achievement of certain sales milestones.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We will also seek to rely on regulatory protection afforded through inclusion in expedited development and review, data exclusivity, market exclusivity and patent term extensions where available.

We have sought patent protection in the United States and internationally related to the POZ technology. We own an extensive issued patent estate covering POZ technology and certain product candidates enabled by the POZ technology. We have applied for additional patents seeking to further protect and extend the POZ patent portfolio we own. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form or scope that will provide us with meaningful protection for our product candidates. We also rely on trade secrets that are important to the development of our business. Trade secrets are difficult to protect and provide us with only limited protection, as trade secrets do not protect against independent development of technology by third parties.

We expect to file additional patent applications in support of current and new clinical candidates as well as in support of new applications of POZ platform technology. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending any such patents against third party challenges and operating without infringing on the proprietary rights of others. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates will depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we file in the future, nor can we be sure that any patents that may be granted in the future will be commercially useful in protecting our product candidates, discovery programs and processes.

Serina-Owned Intellectual Property

We have been issued a series of patents on various forms of POZ. The following is a list of patents that have been issued and published pending applications in the United States and worldwide. The list is presented by the individual family dockets. Expiration dates for non-domestic patent rights are based on a strict calculation of 20 years from the

Table of Content
earliest filing date and, as such, Patent Term Adjustment in accordance with the jurisdiction could extend this term further than indicated.

SER 01 Family: “Activated Polyoxazolines and Compositions Comprising the Same” (J. M. Harris et al.).

This family of patents provides methods of synthesis and compositions of terminally activated linear poly(oxazolines) having various terminal functional groups suitable for attaching to other molecules such as enzymes, proteins, lipids, and antibodies by stable linkages.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
Japan	Utility	Granted	Feb-28-2008	2009-551999	Sep-19-2014	5,615,558	2-28-2028
Korea (South)	Utility	Granted	Feb-28-2008	10-2009-7020124	Mar-30-2015	10-1508617	2-28-2028
Korea (South)	Utility	Granted	Oct-25-2013	10-2013-7028233	Mar-30-2015	10-1508621	2-28-2028
US	Utility	Granted	Feb-28-2008	12/529,001	May-17-2011	7,943,141	2-28-2028
US	Utility	Granted	Mar-08-2017	15/453,686	Oct-02-2018	10,086,084	2-28-2028
US	Utility	Granted	Sep-27-2018	16/144,358	Dec-15-2020	10,864,276	2-28-2028

SER 02 Family: “Multi-armed Forms of Activated Polyoxazoline and Methods of Synthesis Thereof” (J. M. Harris et al.)

This patent provides branched poly(oxazolines) having a terminal activating group that can be linked to a second moiety such as a drug molecule. The branched or multi-arm composition generally comprises two or more linear poly(oxazolines) linked to a single branching point.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Granted	Sep-29-2008	16/680,448	Jan-03-2012	8,088,884	9-29-2028

SER 03/07 Family: “Multifunctional Forms of Polyoxazoline Copolymers and Drug Compositions Comprising the Same” (K. Yoon et al.)

This family of patents provides for poly(oxazolines) having a set of pendent functional groups on the polymer backbone and a terminal functional group, wherein the pendent functional groups and the terminal functional groups are chemically orthogonal to one another. This family also covers mixtures of oxazoline monomers on the same polymer backbone e.g., ethyl oxazoline and pentynyl oxazoline. This family covers every class of molecule attached to POZ, including but not limited to small molecules, proteins, oligonucleotides, and lipids where the attached molecule can be a therapeutic, diagnostic, or targeting molecule. The family also covers such poly(oxazoline) polymers linked to various target molecules, such as therapeutic agents and targeting agents and of using such conjugates in the treatment or diagnosis of cancer:

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Granted	Jan-12-2009	12/744,472	Feb-07-2012	8,110,651	3-21-2029
US	Utility	Granted (CIP of ‘651)	May-25-2010	12/787,241	Jan-24-2012	8,101,706	3-20-2029
US	Utility	Granted (DIV of ‘706)	Jan-23-2012	13/356,552	Aug-06-2013	8,501,899	1-29-2029
US	Utility	Granted (CON of ‘899)	Feb-06-2012	13/367,128	Oct-27-2015	9,169,354	1-12-2029
US	Utility	Granted (CON of ‘354)	Jul-08-2016	15/205,671	Jan-01-2019	10,166,294	1-12-2029
US	Utility	Granted (CON of ‘294)	Dec-28-2018	16/235,936	Jan-04-2022	11,213,588	1-12-2029

Table of Content

US	Utility	Granted (CON of ‘588)	Jan-04-2022	17/568,042	Mar-12-2024	11,925,689	1-29-2029
US	Utility	Abandoned	March 11-2024	18/601,960
China	Utility	Granted	Jan-12-2009	200980106276.5	Dec-12-2012	1098857	1-12-2029
Japan	Utility	Granted	Jan-12-2009	2010-542410	Apr-04-2014	5,514,736	1-12-2029
Korea (South)	Utility	Granted	Jan-12-2009	10-2010-7017208	Jan-20-2015	10-1486449	1-12-2029
Belgium	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Belgium	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Belgium	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Switzerland	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Switzerland	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Switzerland	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Germany	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Germany	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Germany	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Denmark	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
France	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
France	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
France	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
United Kingdom	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
United Kingdom	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
United Kingdom	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Netherlands	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Netherlands	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Netherlands	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Sweden	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Sweden	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Sweden	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029

SER-08 family: “Poly(oxazoline) with Inert Terminating Groups, Polyoxazolines Prepared from Protected Initiating Groups and Related Compounds” (M. D. Bentley et al.)

This family of patents relates to linear, branched, multi-arm and pendant POZ™ with initiating functional groups. This patent family also covers compositions of POZ™ conjugates of phospholipids and glycolipids for use in making lipid nanoparticles (LNP):

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
China	Utility	Granted	Jul-10-2009	200980135512.6	Jun-25-2014	102149749B	7-10-2029
Japan	Utility	Granted	Jul-10-2009	2011-517658	Nov-07-2014	5,642,673	7-10-2029
Korea (South)	Utility	Granted	Jul-10-2009	10-2011-7003132	Aug-04-2016	10-167334	7-10-2029
US	Utility	Granted	Jul-10-2009	13/003,306	Nov-11-2014	8,883,211	3-23-2031
US	Utility	Granted	Nov-10-2014	14/537,516	Mar-15-2016	9,284,411	7-10-2029

SER-16 Family: “Subcutaneous Delivery of Poly(oxazoline) Conjugates” (R. W. Moreadith et al.)

This family of patents provides for poly(oxazoline) conjugates of dopamine agonists and subcutaneous delivery of these conjugates for treatment of conditions related to dopamine insufficiency, such as Parkinson’s disease. In particular, this

Table of Content
family includes claims to conjugates containing rotigotine, i.e., SER-214. The ʼ633 patent (US) has broader claims and would cover other molecules administered as subcutaneous injections, including but not limited to SER-226/227, SER-228/229 SER-232 and SER-252.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Granted	Jun-15-2012	13/524,994	Feb-26-2013	8,383,093	6-15-2032
US	Utility	Granted	Feb-22-2013	13/774,304	Dec-03-2013	8,597,633	6-15-2032
US	Utility	Granted	Jun-29-2016	15/197,336	Jun-11-2019	10,314,837	6-15-2032
US	Utility	Granted	Jun-10-2019	16/436,590	Jan-18-2022	11,224,595	6-15-2032
US	Utility	Granted	Apr-05-2017	15/480,122	Oct-01-2019	10,426,768	6-15-2032
US	Utility	Granted	Sep-30-2019	16/588,761	Apr-12-2022	11,298,350	6-15-2032
US	Utility	Granted	Apr-11-2022	17/717,666	Apr-2-2024	11,944,618	6-15-2032
Canada	Utility	Granted	Nov-01-2012	2,854,361	Aug-11-2020	2,854,361	11-1-2032
Japan	Utility	Granted	Nov-01-2012	2014-540093	Jul-21-2017	6,177,787	11-1-2032
Japan	Utility	Granted	Jul-11-2017	2017-135578	Apr-26-2019	6,517,281	11-1-2032
Japan	Utility	Granted	Apr-16-2019	2019-077583	May-12-2021	6,883,605	11-1-2032
Korea (South)	Utility	Granted	Nov-01-2012	10-2014-7014846	May-21-2020	10-2115862	11-1-2032
Belgium	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
Switzerland	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
Germany	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
Denmark	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
United Kingdom	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
France	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
Netherlands	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032
Sweden	Utility	Granted	Nov-01-2012	12846647.1	Oct-09-2019	2,773,379	11-1-2032

SER 18 Family: “Polyoxazoline Antibody Drug Conjugates” (R. W. Moreadith et al.)

This patent family describes and claims polymer-ADCs to treat human disease. They provide a large DAR.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
China	Utility	Granted	Jul-31-2015	201580052259.3	Mar-13-2020	3716373	7-31-2035
Japan	Utility	Granted	Jul-31-2015	2017-505548	May-15-2020	6,704,900	7-31-2035
US	Utility	Granted	Jul-31-2015	14/815,718	Sep-11-2018	10,071,168	7-31-2035
US	Utility	Granted	Sep-10-2018	16/126,798	Jul-21-2021	11,065,340	7-31-2035

SER 22 Family: “Cleavable Conjugates of Catechol Compounds and Water-Soluble Polymers and Methods of Treatment Using the Same” (M. D. Bentley et al.)

This family covers conjugates including a water-soluble polymer linked to a compound including a catechol moiety via a cleavable linkage, wherein the cleavable linkage is formed between the water-soluble polymer and a first phenolic hydroxyl group of the catechol moiety and a second phenolic hydroxyl group of the catechol moiety is linked to a blocking group. The rate of hydrolytic release of the compound including the catechol moiety is controlled, at least in part, through structure or design of the blocking group on the second phenolic hydroxyl group of the catechol moiety such that the rate of hydrolytic release of the compound including the catechol moiety can be tuned through structural design of the group on the second phenolic hydroxyl group of the catechol moiety.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
Australia	Utility	Granted	Jul-27-2019	2019309523	Jan-2-2025	2019309523	7-27-2039
Australia	Utility	Pending	Dec-18-2024	2024278567

Table of Content

Canada	Utility	Pending	Jul-27-2019	3,107,317
China	Utility	Pending	Jul-27-2019	CN201980063964
Hong Kong	Utility	Published	Jan-26-2022	62022045767.0
Europe	Utility	Pending	Jul-27-2019	19841823.8
Israel	Utility	Pending	Jul-27-2019	280364
Japan	Utility	Pending	Jul-27-2019	2021-504354	Jan-6-2025	7614086	7-27-2039
Korea (South)	Utility	Pending	Jul-27-2019	10-2021-7006020
US	Utility	Granted	Jan-27-2021	17/263,723	Sept-26-2023	11,766,432	7-27-2039
US	Utility	Pending	Sept-19-2023	18/370,069

SER 23 Family: “Polyoxazoline-Drug Conjugates with Novel Pharmacokinetic Properties” (J. M. Harris et al.)

This family relates to all POZ polymer conjugates of cannabinoids, including and not limited to SER 228, SER 229, SER 232 and POZ-cannabinoids of cannabidivarin, cannabigerol and cannabichromene.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
World Intellectual Property Org. (WIPO)	Utility	Pending	Jun-29-2020	PCT/US2020/040140
Australia	Utility	Pending	Dec-23-2021	2020301324
Canada	Utility	Pending	Dec-21-2021	3,144,774
China	Utility	Pending	Jun-29-2020	CN202080060438
Europe	Utility	Pending	Dec-20-2021	20830744.7
Israel	Utility	Pending	Dec-21-2021	28921721
Japan	Utility	Pending	Dec-24-2021	2021576959
Korea	Utility	Pending	Jan-27-2022	10-2022-7003221
New Zealand	Utility	Pending	Jun-29-2020	783931
US	Utility	Pending	Dec-21-2021	17/621,613
US	Utility	Pending	May-3-2024	18/654,735
US	Utility	Pending	May-3-2024	18/654,902

SER 24 family: “Polyoxazoline-lipid Conjugates and Lipid Nanoparticles and Pharmaceutical Compositions Including Same” (J. M. Harris et al.)

This family relates to the chemical synthesis of POZ polymer conjugates of lipids that may be used to make lipid nanoparticles. The patent application discloses multiple different architectures of POZ, including but not limited to releasable linkages, stable linkages, therapeutic oligonucleotides (DNA, mRNA) and use in, and manufacture of, vaccines for infectious diseases and various therapeutic approaches.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Granted	Feb-04-2022	17/665,190	Feb-25-2025	12233132	5-23-2042
US	Utility	Pending	Nov-7-2023	18/387,528
Canada	Utility	Pending	Jul-24-2023	3206128
China	Utility	Pending	Sept-28-2023	10000513331914
Japan	Utility	Pending	Aug-08-2023	2023-547812

Table of Content

Israel	Utility	Pending	Jul-26-2023	304773
Europe	Utility	Pending	Aug-24-2023	22753169.6
Australia	Utility	Pending	Jul-24-2023	2022219902
New Zealand	Utility	Pending	Jul-25-2023	802213
South Korea	Utility	Pending	Sept-6-2023	10-2023-7030341
Hong Kong		Published	May 6, 2024	62024090980.9

SER-25: “Targeting of Antigen-Presenting Cells by Nanoparticles Containing POZ-Lipid Conjugates” (R. Moreadith et al.)

We co-own, along with Georgia Tech Research Corporation, a patent application related to a method of targeting antigen-presenting cells with LNPs including polyoxazoline-lipid conjugates (or pharmaceutical compositions including such LNPs).

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Pending	Dec-21-2023	18/391,869
PCT	Utility	Pending	Dec-21-2023	PCT/US23/85316

SER-26: “Poly(oxazoline) Conjugates with Pendant Cationic Groups and Lipid Nanoparticles Including Same” (Moreadith et al.)

Serina has begun to cultivate a patent family related to polyoxazoline (POZ) conjugates with pendent and terminal cationic groups (cationic POZ) and methods of synthesis. In addition, the present disclosure relates to lipid nanoparticles (LNPs) including cationic POZ and pharmaceutical compositions including such LNPs. LNPs incorporating oligonucleotides such as mRNA, DNA, saRNA and siRNA for delivery into living cells is also contemplated.

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Pending	Jun-14-2024	18/743,721
PCT	Utility	Pending	Jun-14-2024	PCT/US24/34074

Competition

We face substantial competition from multiple sources, including large and specialty pharmaceutical, biopharmaceutical, and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development, and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of drug delivery generally and, furthermore, within the treatment of diseases in which we expect to compete in the future.

In addition to the current treatments for patients, numerous commercial and academic preclinical studies and clinical trials are being undertaken by many parties to assess novel technologies and product candidates in the field of CNS disorders. Results from these studies and trials have fueled increasing levels of interest in the CNS field.

Several companies are in the business of developing and marketing polymer-modified therapeutics, with the majority using PEG polymers. The covalent attachment of PEG to therapeutic agents, termed PEGylation, is a well-established and clinically proven drug delivery approach to improve the PK and pharmacodynamics of drugs. Specifically, PEGylation can improve the parent drug’s solubility, extend our circulation time, and reduce our immunogenicity, with minimal

Table of Content
undesirable properties. PEGylation technology has been applied to various therapeutic modalities or payloads including small molecules, aptamers, peptides, and proteins, leading to over 30 FDA approved PEGylated drugs currently in use and many investigational PEGylated agents under clinical trials.

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the U.S., Europe and other countries. In the U.S., Europe and other countries, our products are subject to rigorous regulations governing their testing, manufacture, labeling, storage, record keeping, approval, and advertising and promotion. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug and biologic development, approval, and marketing are subject to change. In addition, regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA or comparable ex-U.S. regulations, guidance or interpretations will change.

United States Government Regulation

New Drug Application and Biologics License Application Approval Processes

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLP”), and other applicable regulations;

•submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before clinical trials in the U.S. may begin;

•performance of adequate and well-controlled clinical trials according to Good Clinical Practices (“GCP”), and other clinical trial-related regulations to establish the safety and efficacy of the proposed drug for its intended use;

•submission to the FDA of a New Drug Application (“NDA”) or a Biologics License Application (“BLA”);

•satisfactory completion of a pre-approval FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with cGMP; and

•FDA review and approval of the NDA or BLA.

Once a drug or biologic is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal pharmacology and toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND, which seeks FDA approval to test the drug or biologic in humans. Preclinical or nonclinical testing typically continues even after the IND is submitted.

If the FDA accepts the IND, the drug or biologic can then be studied in human clinical trials to determine if the product candidate is safe and effective. Clinical trials typicaaly involve three separate phases that often overlap, can take many years and are expensive. These three phases, which are subject to considerable regulation, are as follows:

•Phase 1. The drug or biologic initially is introduced into a limited number of healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some drugs or biologics for severe or life-threatening diseases, such as cancer, especially when the drug or biologic may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•Phase 2. Clinical trials are next initiated in a limited patient population with the specified disease or condition the drug or biologic is intended to treat to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug or biologic candidate for the disease or condition it is intended to treat and to determine dosage tolerance and optimal dosage.

Table of Content
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the drug or biologic and provide an adequate basis for regulatory approval and product labeling.

It is possible that Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may, at any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, impose a partial or complete clinical hold or suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations, and the occurrence of serious adverse events must also be reported. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the www.clinicaltrials.gov website.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

The results of drug or biologic development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug or biologic, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the drug or biologic. The FDA reviews each NDA or BLA submitted to ensure that it is sufficiently complete for substantive review before it accepts it for filing. It may request additional information rather than accept an NDA or BLA for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA or BLA to determine, among other things, whether a drug or biologic is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the drug or biologic’s identity, strength, quality and purity. The FDA may refer the NDA or BLA to an advisory committee for review and recommendation as to whether the NDA or BLA should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the drug or biologic is manufactured and tested. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

The FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, submission of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA in its present form.

Expedited Review and Approval

The FDA has developed a number of distinct approaches to make new drugs or biologics available as rapidly as possible in cases where there is no available treatment or there are advantages over existing treatments.

The FDA may grant “accelerated approval” to products that have been studied for their safety and effectiveness in treating serious illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. For accelerated approval, the product must have an effect on a surrogate endpoint or an intermediate clinical endpoint that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe the clinical benefit. These studies are known as “confirmatory trials.” Approval of a drug may be withdrawn, or the labeled indication of the drug changed if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug or biologic.

The FDA may grant “fast track” status to products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need. Fast track is a process designed to facilitate the development and expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s

Table of Content
development plan and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

“Breakthrough Therapy” designation is a process designed to expedite the development and review of drugs or biologics that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. Breakthrough Therapy designation provides all of the benefits of fast-track designation in addition to robust FDA-sponsor interaction and communication to help to identify the most efficient and expeditious path for clinical development while minimizing the number of patients placed in ineffective control regimens.

“Regenerative Medicine Advanced Therapy,” (“RMAT”) designation is a process created by the 21st Century Cures Act in December 2016. A product is eligible for RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious disease or condition, and if preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of RMAT designation include the benefits available to breakthrough therapies, including potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

The FDA may grant “priority review” status to a product that, if approved, would provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review an NDA or BLA, with the goal to take action on the application within six months from when the application is filed, compared to ten months for a standard review.

Manufacturing Quality Control

Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with cGMP. Manufacturers must devote substantial time, money and effort in the areas of production, quality control, and quality assurance to maintain cGMP compliance. Material changes in manufacturing equipment, location, or process, may result in additional regulatory review and approval. The FDA, and other regulatory agencies, conduct periodic visits to inspect equipment, facilities, and processes following the initial approval of a product. If a manufacturing facility is not in substantial compliance with the applicable regulations and requirements imposed when the product was approved, regulatory or judicial enforcement action may be initiated, which may include a warning letter, suspension of manufacturing, product seizure, or an injunction against shipment of products from the facility and/or recall of products previously shipped. We rely, and expect to continue to rely, on third parties for the production of our products. Future FDA, state, and foreign inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt manufacture or distribution of our products or require substantial resources to correct.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal of the product from the market. In addition, the sponsor of an approved drug in the U.S. may not promote that drug for unapproved, although a physician may prescribe a drug for an unapproved use in accordance with the practice of medicine. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of unapproved uses, as well as false or misleading promotion. Further, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing, including Phase 4 trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•record-keeping requirements;

•reporting of adverse experiences with the product;

Table of Content

•providing the FDA with updated safety and efficacy information;

•drug sampling and distribution requirements;

•notifying the FDA and gaining its approval of specified manufacturing or labeling changes;

•complying with certain electronic records and signature requirements; and

•complying with FDA promotion and advertising requirements.

Failure to comply with the applicable U.S. requirements at any time during the drug or biologic development process, approval process or after approval, may subject us or our collaborators to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•restrictions on marketing or manufacturing of the product;

•safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;

•refusal to approve or delay in review of pending applications;

•withdrawal of an approval or the implementation of limitations on a previously approved indication for use;

•imposition of a clinical hold, a risk evaluation and mitigation strategy (“REMS”) or other safety-related limitations;

•warning letters or “untitled letters;”

•product seizures, recalls, or detentions, or refusal to permit the import or export of products;

•total or partial suspension of production or distribution;

•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or

•injunctions, fines, disgorgement, refusals of government contracts, or civil or criminal penalties.

United States Patent Term Restoration and Regulatory Exclusivity

Upon approval, products may be entitled to certain kinds of exclusivity under applicable intellectual property and regulatory regimes. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The length of the patent extension is roughly based on 50 percent of the period of time from the filing of an IND for a compound to the submission of the NDA for such compound, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed five years and the patent term remaining after regulatory approval cannot exceed 14 years.

If the FDA approves a drug product that contains a new chemical entity not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant.

Biologics are also entitled to exclusivity under the Biologics Price Competition and Innovation Act (the “BPCIA”), which was passed as Title VII to the ACA. The law provides a pathway for approval of products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity, the period of time during which an innovator’s clinical data cannot be used by other companies, from the time of first licensure of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by

Table of Content
the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Biologics are also eligible for orphan drug exclusivity, as discussed below. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. There have been ongoing federal legislative and administrative efforts as well as judicial challenges seeking to repeal, modify or invalidate some or all of the provisions of the ACA. While none of those efforts have focused on changes to the provisions of the ACA related to the biosimilar regulatory framework, if the ACA is repealed, substantially modified, or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.
If the NDA or BLA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days each existing exclusivity (patent and regulatory) related to the product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 people in the U.S.

If a drug or biologic that has orphan drug designation subsequently receives the first FDA approval for that drug or biologic for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Orphan drug exclusivity, however, also could block the approval of our products for seven years if a competitor first obtains approval of the same drug, as defined by the FDA, for the same disease or condition for which we were seeking approval.

We may pursue orphan drug designation for certain of our future product candidates. Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel therapies. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because orphan drug exclusivity does not prevent different drugs from being approved for the same condition. Moreover, orphan drug exclusivity may not prevent the approval of another sponsor’s product that is considered to be the same drug for a different disease or condition, even where such product could be prescribed for an unapproved indication that is protected by orphan drug exclusivity. Even after an orphan drug is approved, regulators may subsequently approve the same drug made by another manufacturer for the same condition if the regulator concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

Foreign Regulation

We conduct clinical trials and market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have clinical trial, product approval and post-approval regulatory processes that are similar in principle to those in the U.S. Thus, whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the E.U., before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under the E.U. regulatory system, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for orphan medicines, medicines produced by biotechnology, and those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes, and optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. In addition to the centralized procedure, the E.U. also has a nationalized procedure, which requires a separate application to and approval determination by each country; a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision.

Table of Content

Despite the U.K. formally withdrawing from the E.U. on January 31, 2020, a number of E.U. regulations were retained in U.K. law. The U.K. government has communicated an intent to remove or replace some of these E.U. provisions, which may increase some regulatory divergence between the U.K. and the E.U.

Regulations Concerning Reimbursement

Sales of products depend, to a large degree, on the extent to which products will be reimbursed by third-party payors, such as government health programs, commercial insurance, and managed health care organizations. Increasingly, these third-party payors are becoming stricter in the ways they evaluate and reimburse medical products and services. Additionally, the containment of health care costs has become a priority of many governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our revenues. Decisions by third-party payors to not cover a product could reduce physician usage of the product.

There are a number of governmental pricing programs in the U.S., including the Medicaid Drug Rebate program, Medicare. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate program, companies are required to pay a rebate to each state Medicaid program for their covered outpatient drugs, which includes select inpatient drugs for which there is “direct reimbursement.” Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid and Medicare programs.

Any company that participates in the Medicaid Drug Rebate program also must participate in the 340B drug pricing program (the “340B program”), and the Federal Supply Schedule (“FSS”) pricing program. The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined “covered entities” no more than the 340B “ceiling price” for covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the Medicaid Drug Rebate Program. The FSS pricing program, which is administered by the Department of Veterans Affairs (“VA”), also requires participating companies to extend discounted prices to the VA, Department of Defense, Coast Guard, and Public Health Service. Similar to the 340B program, FSS prices are calculated utilizing pricing data reported by us to the VA on a quarterly and annual basis.

The Medicare program includes “Part A” that generally covers certain hospital services for eligible beneficiaries. In general, Part A covers inpatient hospital services, skilled nursing, and hospice care. Most individuals are enrolled in Medicare Part A upon reaching age 65 (although other individuals qualify for Part A, including those receiving services for end stage renal disease). Prescription drugs that are used as part of an inpatient hospital stay will be covered by Medicare Part A, and these products typically are paid as part of a bundled or composite rate (e.g., diagnosis related group).

The Medicare Part D program provides a voluntary prescription drug benefit to Medicare beneficiaries. Under “Part D,” Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which provide coverage of outpatient prescription drugs such as our acute pain and CF medicines. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutics committee. U.S. government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval.

Private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. As a result, any reduction in payment that results from Part D reimbursement may result in a similar reduction in payments from non-governmental payors for our products. Additionally, private payors, including health maintenance organizations and pharmacy benefit managers in the U.S., are adopting more aggressive utilization management techniques, and are increasingly applying restrictive plan designs that can impact patients and manufacturers and they continue to push for significant discounts and rebates from manufacturers. As a consequence, these payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products.

Table of Content
The U.S. government has shown significant interest in implementing cost-containment programs for medicines and has enacted reforms at the state and federal level designed to, among other things, modify prescription drug reimbursement amounts and methodologies, and otherwise control health care costs. The Patient Protection and Affordable Care Act (“ACA”) was enacted in March 2010 and was designed to expand coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA was designed to expand and increase industry rebates for drugs covered under Medicaid programs, impose an annual fee on branded pharmaceutical manufacturers, subject biological products to potential competition by lower-cost biosimilars, and make changes to the coverage requirements under the Medicare Part D program. Additionally, in August 2022, the Inflation Reduction Act (“IRA”) was enacted, establishing a Medicare Drug Price Negotiation Program, a Medicare inflationary rebate, and a redesign of the Part D benefit structure. Certain drugs are excluded from the IRA negotiation program. Nevertheless, other elements of the IRA may have a material impact on companies in our industry, including the redesign of the Part D benefit and the new Manufacturer Discount Program, which will require manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. Under the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act, CMS reimbursement for novel, oral, non-opioids will include an add-on payment when the drug is used in the hospital outpatient and ambulatory surgery center settings.

We anticipate that the U.S. government will continue to engage in activities seeking to address drug pricing and reimbursement. Furthermore, certain states have enacted laws establishing Prescription Drug Affordability Boards (“PDABs”). Some state PDABs, including those in Colorado, Maryland, Washington, and Minnesota, either have the authority or have defined a pathway pursuant to which they may be granted the authority to establish upper payment limits for prescription drugs. In certain states, there is pending litigation that would establish a PDAB or expand the authority of an existing PDAB.

In Europe and other foreign jurisdictions, the success of our products depends largely on obtaining and maintaining government reimbursement, because patients are generally unable to access prescription pharmaceutical products that are not reimbursed by their governments. In some countries, such as Germany, commercial sales of a new product may begin while pricing and reimbursement terms are under discussion. In other countries, a company must complete reimbursement negotiations prior to the commencement of commercial supply of the pharmaceutical product. The requirements governing drug pricing vary widely country-by-country and region-by-region. For example, the member states of the E.U. can restrict the range of drugs for which their national health insurance systems provide reimbursement and can control the prices of prescription drugs. In addition, many ex-U.S. government payors require companies to provide health economic assessments of products, which are evaluated by government agencies set up for this purpose. A member state may approve a specific price for the drug, or it may instead adopt a system of direct or indirect controls on the total amount of money that a company may receive for supply of a drug. Countries also may consider increasing mandatory discounts over time in an attempt to manage increased demands on healthcare budgets. Reimbursement discussions in foreign countries often result in a reimbursement price that is lower than the net price that companies can obtain for the product in the U.S. In addition, reimbursement discussions may take a significant period of time resulting in commercialization delays. In some countries where reimbursement has not yet been obtained, or where there are a limited number of eligible people and our medicines or therapies are unregistered, the governments of such countries may agree to purchase our medicines and therapies on an unlicensed and/or named patient basis. Reimbursement for our products cannot be assured because a country or region may only provide for reimbursement on terms that we do not deem adequate. Further, many ex-U.S. governments have introduced or are in the process of introducing legislation focusing on cost containment measures in the pharmaceutical industry. The impact of these laws where finalized, the final form of laws under consideration, and their relevant practical application, are unknown at this time, but may lead to lower prices, paybacks, or other forms of discounts or special taxes.

Other Regulations
Pharmaceutical companies are also subject to various laws pertaining to healthcare “fraud and abuse,” including the federal Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), and other state and federal laws and regulations. In the U.S., the Anti-Kickback Statute generally makes it illegal to knowingly and willfully solicit, offer, receive or pay any remuneration in return for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal health care program. The FCA prohibits knowingly and willingly presenting or causing to be presented for payment to third-party payors (including Medicare and Medicaid), any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare

Table of Content
programs (including Medicare and Medicaid). Liability under the FCA may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity, manufacturing regulations, or unlawful payments) contributes to the submission of a false claim. If we were subject to allegations concerning, or convicted of violating, these laws, our business could be harmed.

Laws and regulations also have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers, require manufacturers to adopt certain compliance standards or require disclosure to the government and public of such interactions. The laws include U.S. federal and state “sunshine” provisions. The federal sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments and other transfers of value made to physicians, physicians assistants, advanced practice registered nurses, and teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain requirements that are subject to interpretation. Outside the U.S., other countries have implemented requirements for disclosure of financial interactions with healthcare providers and additional countries may consider or implement such laws.

Our collection and use of personal data as part of our business activities is subject to various privacy and data security laws and regulations, including oversight by various regulatory or other governmental bodies, in the U.S., E.U., U.K., Canada, Australia, Brazil, Saudi Arabia and other jurisdictions. Such laws and regulations have the potential to affect our business materially, continue to evolve and increasingly are being enforced.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import, export and use and disposal of hazardous or potentially hazardous substances are or may be applicable to our activities.

Human Capital

As of December 31, 2024, we had thirteen employees, twelve of whom were full time and one of which was part time. We do not have any employees represented by a labor union or covered under a collective bargaining agreement.

Facilities

Our current headquarters located in Huntsville, Alabama is comprised of approximately 7,600 square feet of office and laboratory space. The lease term is two years for the office space and five years for the laboratory space. The lease termination date is October 31, 2025 for the office space and January 31, 2028 for the laboratory space.

Investor Information

Financial and other information about us is available on our website at www.serinatherapeutics.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the U.S. Securities and Exchange Commission (SEC). In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected without charge at the SEC’s website at www.sec.gov. (These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.)
Item 1A. Risk Factors

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects

Table of Content
could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Operating History, Financial Position and Capital Requirements

We have a history of operating losses that are expected to continue for the foreseeable future, and we are unable to predict the extent of future losses, or whether we will generate significant revenues or achieve or sustain profitability.

We have focused on research and product development and have not generated any revenues to date from product sales. Additionally, we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected, and are likely to continue to adversely affect, our working capital, total assets, and stockholders’ deficit.

Because we are an early-stage company, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We are dependent on obtaining, and will continue to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our financial obligations.

We have not demonstrated an ability to perform the functions necessary for the successful commercialization of any products. The successful commercialization of any of our products will require us to perform a variety of functions, including:

●	continuing to undertake preclinical and clinical development;

●	engaging in the development of product candidate formulations and manufacturing processes;

●	interacting with the applicable regulatory authorities and pursuing other required steps for regulatory approval;

●	engaging with payors and other pricing and reimbursement authorities;

●	submitting marketing applications to, and receiving approval from, the applicable regulatory authorities; and

●
manufacturing the applicable products and product candidates in accordance with regulatory requirements and, if ultimately approved, conducting sales and marketing activities in accordance with health care, FDA and similar foreign regulatory authority laws and regulations.

We have a limited operating history and expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Table of Content

Our operations to date have been primarily limited to organizing and staffing our company, developing and securing our proprietary technology and preclinical and clinical development of our product candidates. We have not yet successfully completed all clinical trial phases for any of our product candidates, manufactured our product candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates, if approved.

Our financial condition has varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this prospectus and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;

●	our ability to conduct and complete nonclinical studies and clinical trials,

●	delays in the commencement, enrollment, and timing of clinical trials;

●	the success of our nonclinical studies and clinical trials through all phases of development;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;

●
potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved products, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain partnerships, collaborations, licensing or other arrangements;

●	market acceptance of our product candidates, if approved;

●	competition from existing products, new products or new therapeutic approaches that may emerge;

●	the ability of patients or health care providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to leverage our proprietary POZ technology platform to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and

●	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

We need additional financing to execute our operating plan and continue to operate as a going concern.

Table of Content
As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from December 31, 2024. These factors raise substantial doubt regarding our ability to continue as a going concern. In addition, the report of our independent registered public accountant accompanying our audited consolidated financial statements included elsewhere in this prospectus contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of approximately $44.3 million as of December 31, 2024. We expect to continue to incur operating losses and negative cash flows. Our operations have consumed substantial amounts of cash. We will require substantial additional funds to support our continued research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals, and potential commercialization. Additionally, our estimates on future financial needs may be based on assumptions that prove to be wrong, and we may spend our available financial resources much faster than we expect. Because we expect to continue to experience operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our capital stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued operating losses and the risks associated with the development of our product candidates and technologies have increased the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. Furthermore, geopolitical instability, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as the impact of inflationary pressures and resulting rise in interest rates, on global financial markets could make the terms of any available financing less attractive to us and more dilutive to our existing stockholders. If we are unable to raise additional capital, we will have to delay, curtail, or eliminate one or more of our research and development programs or ultimately not be able to continue as a going concern. Additionally, raising additional capital may cause dilution to our stockholders.

We have never generated revenue from product sales and may never become profitable.

Our ability to generate product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. We do not anticipate generating product sales for the next several years, if ever.

Our product candidates will require additional clinical, manufacturing, and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any product sales. We cannot guarantee that we will meet our timelines for our development programs, which may be delayed or not completed for a number of reasons. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

●
complete research and obtain favorable results from nonclinical and clinical development of our current and future product candidates, including addressing any clinical holds that may be placed on our development activities by regulatory authorities;

●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials, as well as their manufacturing facilities;

●
launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

●	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;

Table of Content

●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;

●
establish and maintain supply and manufacturing capabilities internally or with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;

●	obtain market acceptance of current or any future product candidates as viable treatment options and effectively compete with other therapies to establish market share;

●	maintain a continued acceptable safety and efficacy profile of our product candidates following launch;

●	address competing technological and market developments;

●	implement internal systems and infrastructure, as needed;

●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and perform our obligations in such collaborations;

●	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;

●	avoid and defend against third-party interference, infringement, and other intellectual property claims; and

●	attract, hire, and retain qualified personnel.

Even if one or more of our current and future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. If we are required to conduct additional clinical trials or other testing of our product candidates that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may be delayed in obtaining marketing approval for our product candidates, not obtain marketing approval at all, or obtain more limited approvals. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

Risks Related to the Development of Our Products

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

All of our current product candidates are in preclinical development and will require substantial further capital expenditures, development, testing, and regulatory approval prior to commercialization. We have limited experience designing clinical trials and have not yet filed or supported a marketing application. We may be unable to design and execute a clinical trial that ultimately supports marketing approval.

The time required to obtain approval from the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. The outcome of studies is also inherently uncertain. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval process and are commercialized. The results of nonclinical studies, interim or top line studies, and early clinical trials of our product candidates may not be predictive of the results of later stage clinical trials. Failure can occur at any time during the clinical

Table of Content
trial process. Product candidates in later stages of clinical trials may fail to show the desired safety, purity, and potency traits despite having progressed through nonclinical studies and initial clinical trials. Nonclinical and early clinical studies may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. In some instances, there can be significant variability in results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants.

Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for, or successfully commercialize any of, our product candidates could result in the failure of our business and a loss of all of our stockholders’ investment.

Our product candidates may fail at any stage of preclinical or clinical development, and may also reveal unfavorable product candidate characteristics, including safety concerns or the failure to demonstrate efficacy in initial clinical trials. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Although we anticipate completing the preclinical development, including toxicology testing and clinical supply manufacturing development, necessary to file an investigational new drug application (“IND”) for SER 252 and additional INDs for other product candidates in the future, we may experience numerous unforeseen events before, during, or as a result of clinical trials that could delay or prevent our ability to commence or complete development, commence or complete clinical trials, receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

●
regulators or independent review boards (“IRBs”) or Independent Ethics Committees (“IECs”) may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

●
Regulators, independent data safety monitoring committees, IRBs or IECs, we, or our data monitoring committee(s) may recommend or require the suspension or termination of clinical research for various reasons, including non-compliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks, undesirable side effects, or a failure of the product candidate to demonstrate any benefit to subjects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

●	new information may emerge regarding our product candidates or technology platform that result in continued development of some or all of our product candidates being deemed undesirable;

●	we may have delays identifying, recruiting, and training suitable clinical investigators or investigators may withdraw from our studies;

●
we may experience delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations (“CROs”. Contractual terms can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

Table of Content

●
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow up at a higher rate than we anticipate for a number of reasons, such as adverse events, an inadequate treatment response, fatigue with the clinical trial process or personal issues;

●
patients who enroll in our studies may misrepresent their eligibility or may otherwise not comply with clinical trial protocols, resulting in the need to drop those patients from those studies, increase the needed enrollment size for those studies, or extend the duration of those studies;

●	there may be flaws in our study design, which may not become apparent until a study is well advanced;

●
our contractors may fail to comply with regulatory requirements or clinical trial protocols, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

●
regulatory authorities or IRBs/IECs may disagree with the design, including endpoints, scope, or implementation of our clinical trials, or regulatory authorities may disagree with our intended indications;

●	regulatory authorities may disagree with the formulation for our product candidates, or our product candidate dose or dosing schedule;

●	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe, pure, and potent for any indication;

●	regulatory authorities may not accept, or Serina or our clinical trials may not meet the criteria required to submit, clinical data from trials which are conducted outside of their jurisdictions;

●
the results of clinical trials may be negative or inconclusive, may not meet the level of statistical significance required for, or may not otherwise be sufficient to support marketing approval, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, analyses, reports, data, or nonclinical studies, or abandon product development programs;

●	our product candidates may have undesirable or unintended side effects, toxicities, or other characteristics that preclude marketing approval or prevent or limit commercial use;

●
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks or otherwise provide an advantage over current standard of care or current or future competitive therapies in development;

●	the standard of care for the indications we are investigating may change, which changes could impact the meaningfulness of the resulting study data, or which may necessitate changes to the studies;

●	regulatory authorities may disagree with the scope, design, including endpoints, implementation, or our interpretation of data from nonclinical studies or clinical trials;

●
regulatory authorities may require us to amend our studies, perform additional or unanticipated clinical trials or nonclinical studies or manufacturing development work to obtain approval or initiate clinical trials, or we may decide to do so or abandon product development programs;

Table of Content

●
regulatory authorities may find that we or our third-party manufacturers do not satisfy regulatory requirements and standards for the facilities and operations used in the manufacture of our product candidates;

●
the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA or other regulatory authorities upon the filing of a marketing application;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or

●
changes in, or the enactment of, the approval policies, statutes, or regulations of the applicable regulatory authorities may significantly change in a manner rendering our nonclinical or clinical data insufficient for approval.

Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

A clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data and Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of any of our potential future product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process, and jeopardize our ability to commence product sales and generate revenue, and we may not have the financial resources to continue development of the product candidate that is affected or any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates that we are developing. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our potential future product candidates.

Preliminary results from our nonclinical studies and clinical trials that we announce or publish from time to time may change as more patient data becomes available and as the data undergoes audit and verification procedures.

From time to time, we may publish interim, topline, or preliminary results from our nonclinical studies and clinical trials. Preliminary and interim results from our clinical trials are not necessarily predictive of final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim, and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, preliminary, interim, and topline data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the preliminary, interim, or topline data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or therapeutic product, if any, and us in general. In addition, the information we choose to publicly disclose regarding a particular nonclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we

Table of Content
determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular therapeutic product, if any, product candidate or our business. If the preliminary, interim, and topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans, and we may fail to obtain regulatory approval of our product candidates.

The FDA standard for approval of a drug or biologic generally requires two adequate, well-controlled clinical trials, each convincingly demonstrating the product candidate’s safety and effectiveness, or one large and robust, well-controlled trial providing substantial evidence that the product candidate is safe and effective for proposed indication. Phase III clinical trials typically involve hundreds of patients, have significant costs and take years to complete. Product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA usually requires a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals.

Our clinical trial results may not support either accelerated or regular approval. The results of nonclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	we may be unable to demonstrate that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that the clinical and other benefits of our product candidates outweigh their safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

●
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a new drug application (“NDA”) or biologics license application (“BLA”) or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

Table of Content

●
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, our own manufacturing facilities, or a third-party manufacturer’s facilities with which it contracts for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval to market any of our product candidates would significantly harm our business, results of operations, and prospects.

Failure of our technology would significantly harm our business, results of operations, and prospects.

We may not be successful in our efforts to use and expand our discovery engine to build a pipeline of product candidates.

A key element of our strategy is to use and expand our POZ Platform drug delivery technology to build a pipeline of product candidates and progress these product candidates through preclinical and clinical development for the treatment of various diseases. Although our research efforts to date suggest that the POZ Platform technology can deliver payloads including small molecules, proteins, and nucleic acids, this hypothesis may prove incorrect, or we may not be able to identify a product candidate that is safe or effective as a treatment for various diseases. Further, the scientific evidence to support the feasibility of developing viable product candidates based on our platform has not been established.

Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

●	our platform may not be successful in identifying additional product candidates;

●	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

●	our product candidates may not succeed in nonclinical or clinical testing;

●
a product candidate may upon further study demonstrate harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	competitors may develop alternatives that render our product candidates obsolete or less attractive;

●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

Table of Content

●	a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause it to cease operations. Even if we receive FDA approval to market additional product candidates, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

We may seek designations under FDA programs designed to facilitate and potentially expedite product candidate development, such as fast track or breakthrough therapy designation. Our product candidates may not receive any such designations or if they do receive such designations they may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek designations under the FDA’s expedited programs for serious conditions, such as fast track or breakthrough therapy designation, which are intended to facilitate and expedite the development or regulatory review or approval process for product candidates.

The granting of fast track or breakthrough therapy designation to an investigational product is entirely within the FDA’s discretion. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of a fast track or breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the designation conditions, in which case any granted designations may be revoked, or the agency may decide that the time period for review or approval of the product candidate will not be shortened.

If we are unable to obtain approval via the accelerated approval pathway, we may be required to conduct additional nonclinical studies or clinical trials. Even if we receive accelerated approval from the FDA, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates.

If we choose to pursue accelerated approval, we intend to seek feedback from the FDA or will otherwise evaluate our ability to seek and receive such accelerated approval. After our evaluation of the feedback from the FDA or other factors, we may decide not to pursue or submit an NDA for accelerated approval or any other form of expedited development, review, or approval. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type and may require it to have a confirmatory trial to verify the clinical benefit of the product underway and partially or fully enrolled before granting approval. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA.

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post marketing requirements, including the completion of confirmatory post market clinical trials, submission to the FDA of periodic progress reports on confirmatory trials, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post market study with due diligence; a post market study does not confirm the predicted clinical benefit; other evidence shows that the product is not safe or effective under the conditions of use; or if we disseminate promotional materials that are found by the FDA to be false and misleading. Under the Consolidated Appropriations Act for 2023 (the “CAA”), the FDA may use expedited procedures to withdraw any product for which we receive accelerated approval if our confirmatory trials fail to verify the purported clinical benefits.

Table of Content
A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would delay our commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

If we apply for orphan drug designation from the FDA, there is no guarantee that we will be able to obtain or maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation (“ODD”) must be requested before submitting an NDA. In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user fee waivers. After the FDA grants ODD, the generic identity of the drug and our potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the trial until its conclusion. We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials. The enrollment of patients depends on many factors, including:

●
the number of clinical trials for other product candidates in the same therapeutic area that are currently in clinical development, and our ability to compete with such trials for subjects and clinical trial sites;

●	the severity of the disease under investigation and the existence of current treatments;

Table of Content

●	the perceived risks and benefits of the product candidate, including the potential advantages or disadvantages of the product candidate being studied in relation to other available therapies;

●	the subject eligibility criteria defined in the protocol, as well as our ability to compensate subjects for their time and effort;

●	the size and nature of the patient population;

●	the proximity and availability of clinical trial sites for prospective subjects;

●	the design of the trial, including factors such as frequency of required assessments, length of the study and ongoing monitoring requirements;

●	subjects’ and investigators’ ability to comply with the specific instructions related to the trial protocol, proper documentation, and use of the product candidate;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	patient referral practices of physicians and the effectiveness of publicity created by clinical trials sites regarding the trial;

●	the ability to adequately monitor subjects during and after treatment and compensate them for their time and effort;

●	the ability of our clinical study sites, CROs, and other applicable third parties to facilitate timely enrollment;

●	the ability of clinical trial sites to enroll subjects that meet all inclusion criteria and any patient exclusion due to erroneous enrollment;

●	our ability to obtain and maintain subject informed consents; and

●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion of the study or not return for post study follow up, especially subjects in control groups.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for disease treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients in any future clinical trial.

Our inability to enroll a sufficient number of subjects for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Moreover, a significant number of withdrawn subjects would compromise the quality of our data. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, or the inability to complete development of our product candidates, which could cause the value of our company to decline, limit our ability to obtain additional financing, and materially impair our ability to generate revenues.

Table of Content
Any product candidate we advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent our regulatory approval or commercialization or limit our commercial potential.

As with most new drugs, use of our product candidates could be associated with side effects or adverse events, which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects caused by any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We have not yet completed all clinical trial phases for any of our current product candidates, and it is possible that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order it to cease further development of, or deny approval of, a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long term follow up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approvals of such products;

●	regulatory authorities may require the addition of labeling statements, specific warnings or contraindications;

●
we may be required to create a risk evaluation and mitigation strategy plan (a “REMS”), which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for health care providers, and/or other elements to assure safe use;

●	we may be required to change the way such products are distributed or administered, or change the labeling of the products;

●
the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post marketing testing and surveillance to monitor the safety and efficacy of the products;

●	we may decide to recall such products from the marketplace after they are approved;

●	we could be sued and held liable for harm caused to individuals exposed to or taking our products; and

●	our reputation may suffer.

In addition, adverse side effects caused by any therapeutics that may be similar in nature to our product candidates could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences for our product candidates following marketing approval.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Table of Content

We may form or seek strategic partnerships or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

From time to time, we may form or seek strategic partnerships or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any such relationships may require us to incur non-recurring and other charges, increase our near and long term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to our other development activities. Additionally, any collaborations or licensing arrangements would be subject to the same product candidate development and compliance risks and obligations as we would be if we were to develop the product candidate on our own. Should any third party with which we enter into any of these arrangements not comply with the applicable regulatory requirements, we or they may be subject to regulatory enforcement action and we or they may be delayed or prevented from obtaining marketing approval for the applicable product candidate.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangement for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Any licensed products may also subject us to the risk of regulatory enforcement should the product or business not be compliant with applicable regulatory requirements. We cannot be certain that, following a strategic transaction or licensing arrangement, we will achieve the revenue or specific net income that justifies such a transaction.

We rely on contract manufacturing organizations to manufacture our nonclinical and clinical pharmaceutical supplies and expect to continue to rely on CMOs to produce commercial supplies of any approved product candidate, and our dependence on CMOs could adversely impact our business.

We rely on contract manufacturing organizations (“CMOs”) for the manufacture of nonclinical and clinical supplies for our product candidates and plans to continue to do so for commercial supplies should we receive marketing approval for any of our product candidates. This reliance also results in our reduced control over the manufacture of our product candidates and the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure, which may adversely affect our future business prospects. Nevertheless, as the developer of the product candidates and sponsor of clinical trials involving such product candidates, we continue to have regulatory obligations to maintain oversight of the CMOs to ensure compliance with, among other things, contractual obligations, specifications, and the current good manufacturing regulations enforced by the FDA (“cGMP”).

In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money, and effort in the areas of design and development, testing, production, record keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. Although our agreements with our CMOs require them to perform according to certain cGMP such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our CMOs to implement and maintain these standards. If our CMOs do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to support the commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to produce, or may be delayed in producing sufficient product to meet our supply requirements. Any delays in obtaining adequate supplies on adequate terms with respect to our product candidates and components, due to manufacturing issues, global trade policies, or for other reasons, may delay the development, approval, or commercialization of our product candidates.

We may not succeed in our efforts to establish manufacturing relationships on commercially reasonable terms. Our product candidates may compete with other products and product candidates for access to manufacturing facilities, of which there are a limited number that operate under cGMP conditions and that are both capable of manufacturing our product candidates and willing to do so. Even if it does establish such collaborations or arrangements, our CMOs may

Table of Content
breach, terminate, or not renew these agreements. These facilities may also be affected by a global pandemic, natural disasters such as floods, fires, explosions or such facilities could face manufacturing issues, such as contamination or adverse regulatory findings following a regulatory inspection. Further, our CMOs may be temporarily unable to manufacture our product candidates due to government restrictions, requirements, or limitations. If our CMOs cease to manufacture our product candidates for any reason, we would experience delays in obtaining sufficient quantities of our product for us to meet commercial demand if we receive marketing approval or in advancing our development programs while we identify and qualify replacement suppliers. We could also incur added costs and delays in identifying and qualifying any such replacements and transferring any necessary technology and processes. The terms of a new arrangement may also be less favorable than any prior arrangements if we are able to negotiate a new arrangement at all. The addition of a new or alternative CMO may also require FDA approval and may have a material adverse effect on our business.

We or our CMOs may also encounter shortages in the raw materials or substances necessary to produce our product candidates in the quantities and at the quality needed for our nonclinical studies and clinical trials or, if any of our product candidates are approved for commercialization, to produce our products on a commercial scale, meet an increase in demand, or compete effectively. Such shortages may occur for a variety of reasons, including capacity constraints, delays or disruptions in the market, and shortages caused by the purchase of such materials by our competitors or others. Our or our third-party manufacturers’ failure to obtain the raw materials or substances necessary to manufacture sufficient quantities of our product candidates may have a material adverse effect on our business.

Moreover, any problems or delays we experience in preparing for commercial scale manufacturing of a product candidate or component, including manufacturing validation, may result in a delay in a future marketing approval, if any, or commercial launch of any of our product candidates, should they receive regulatory approval, or may impair our ability to manufacture commercial quantities or manufacture such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of commercialization of our product candidates, if approved, and could adversely affect our business. Furthermore, if the future manufacturers of the commercial supplies of our products, if approved, fail to deliver the required commercial quantities of our product candidates on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we could lose potential revenues. The manufacture of drugs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of drugs often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. If our manufacturers were to encounter any of these difficulties and were unable to perform as agreed, our ability to provide our product candidates for use in nonclinical studies or our current and planned clinical trials, or, if any of our product candidates are approved, our ability to produce our product for commercial use, could be jeopardized.

In addition, all manufacturers of our product candidates used in clinical trials and of our products for commercial supply, should any of our product candidates receive regulatory approval, must comply with cGMP regulations promulgated by the FDA and equivalent foreign regulatory authorities that are applicable to both finished products and their active components used both for clinical and commercial supply. Regulatory authorities enforce these requirements through facility inspections. CMO facilities must be satisfactory to the FDA and equivalent foreign regulatory authorities as determined by inspections that will be conducted after we submit our marketing applications to the appropriate agencies and prior to product approval and commercialization. Our CMOs will also be subject to continuing, periodic regulatory authority inspections should our product candidates receive marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing, and control documentation to the FDA and equivalent foreign regulatory authorities in support of a marketing application on a timely basis.

The cGMP include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with our specifications, cGMP or with other applicable regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our CMOs cannot successfully manufacture material that conforms to our specifications and the applicable regulatory requirements, they may not be able to secure or maintain regulatory acceptance of their manufacturing facilities for the purpose of producing our product candidates.

Table of Content
Deviations from manufacturing requirements may also require reporting and remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, if any of our product candidates receives regulatory approval, or the temporary or permanent closure of a facility. Any such remedial measure could materially harm our business. Any delay in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to nonclinical studies and clinical trials, or potential product approvals or commercialization. Any such delay may also require that we conduct additional studies.

While we are ultimately responsible for the manufacture and regulatory compliance of our products and product candidates, we have little control over our manufacturers’ compliance with these regulations and standards other than through our contractual arrangements. If the FDA or a comparable foreign regulatory authority does not find these facilities satisfactory for the manufacture of our products, if approved, or product candidates or if such authorities find such facilities to be noncompliant in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA or other relevant comparable regulatory authority approval for the use of any new manufacturers for commercial supply.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulatory requirements may result in regulatory enforcement actions against our manufacturers or ourself, including fines and civil and criminal penalties, including suspension of, or restrictions on, production, injunctions, delay, withdrawal or denial of product approval or supplements to approved products, clinical holds or termination of clinical studies, warning or untitled letters, regulatory authority communications warning the public about safety issues with a product, refusal to permit the import or export of a product, product seizure, detention, or recall, operating restrictions, civil penalties, criminal prosecution, corporate integrity agreements, or consent decrees and equivalent foreign sanctions. Depending on the severity of any potential regulatory action, supplies of our product candidates or products, if approved, could be interrupted or limited, which could have a material adverse effect on our business.

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for, or commercialize, our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our clinical trials ourselves and do not currently plan to independently conduct clinical trials. We use third parties, such as CROs, to conduct, supervise, and monitor the clinical trials and will rely upon such CROs, as well as medical institutions, investigators, and consultants, to conduct any future clinical trials that we may conduct in accordance with our protocols and applicable laws and regulations. In addition, we occasionally use third parties to conduct our nonclinical studies. Our CROs, investigators and other service providers play a significant role in the conduct of clinical trials and the subsequent collection and analysis of data from such trials.

Our service providers are not our employees and, except for remedies available to us under our agreements with such third parties, as a result we will have less control over the timing, quality and other aspects of such nonclinical studies and clinical trials than we would have if we were to conduct them on our own. If these third parties do not successfully carry out their contractual duties to us, meet our expected timelines or conduct our nonclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or applicable regulatory requirements or for other reasons, our trials may need to be repeated, extended, delayed, or terminated. Further, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may fail or be delayed in our efforts to successfully commercialize our product candidates, if approved. Such failures may also subject us or our third-party service providers to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of service providers in the future, our business may be materially and adversely affected. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.

Table of Content
Agreements with third parties conducting or otherwise assisting with our nonclinical studies or clinical trials might terminate for a variety of reasons, including a failure to perform by such parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with suitable alternative providers or do so on commercially reasonable terms. Switching or adding third parties involves additional cost and requires management time and focus. There is also a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Although we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

Our reliance on third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our oversight and regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for that trial. We must also ensure that our nonclinical studies are conducted in accordance with good laboratory practice (“GLP”) requirements, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with established good clinical practice (“GCP”) standards for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP conditions. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and nonclinical investigators, manufacturers, and trial sites. If we or any of our third-party service providers fail to comply with applicable regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies, which may significantly delay our clinical development plans and the regulatory approval process. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that we, our third-party service providers, or clinical trial sites are in substantial compliance with the applicable regulatory requirements.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We are also required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, clinicaltrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

We rely on other third parties to store and distribute our product candidates for nonclinical studies and clinical trials that we conduct.

We also rely on other third parties to store and distribute our product candidates for the nonclinical studies and clinical trials that we are conducting or plan to conduct. Any performance failure, or failure to comply with applicable regulations, on the part of our distributors could delay development, the regulatory approval process, or potential commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

We may incur substantial product liability or indemnification claims relating to the clinical testing of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and claims could be brought against us if the use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. We will face an even greater risk of product liability if we receive marketing approval for and commercialize any of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, health care providers or others using, administering, or selling our products.

Table of Content
Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources, or destroy the prospects for commercialization of the product which is the subject of any such claim. For instance, product liability claims may result in:

●	loss of revenue from decreased demand for our products and/or product candidates;

●	impairment of our business reputation or financial stability;

●	incurred costs and time of related litigation;

●	substantial monetary awards to patients or other claimants, and loss of revenue;

●	diversion of management attention;

●	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;

●	the inability to commercialize our product candidates;

●	significant negative media attention;

●	a decrease in the value of Serina;

●	initiation of investigations, and enforcement actions by regulators; and/or

●	product recalls, withdrawals, revocation of approvals, or labeling, marketing or promotional restrictions.

If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit development or commercialization of our products or product candidates. Although we maintain product liability and clinical trial insurance coverage, it may be inadequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we continue clinical development of our product candidates and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Business, Industry and Future Commercialization

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that we generate from their sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, health care payors and the medical community. Market acceptance of our products by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control, including:

●	the efficacy of our products and the prevalence and severity of any adverse events;

●	any potential advantages or disadvantages when compared to alternative treatments;

●	interactions of our products with other medicines patients are taking and any restrictions on the use of our products together with other medications;

●	the clinical indications for which the products are approved and the approved claims that we may make for the products;

Table of Content

●	limitations or warnings contained in the product’s FDA approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;

●	changes in the standard of care for the targeted indications for such product candidates, which could reduce the marketing impact of any claims that we could make following approval, if obtained;

●
the safety, efficacy, and other potential advantages over alternative treatments, such as relative convenience and ease of administration of such products, and the availability of alternative treatments already used or that may later be approved;

●	cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;

●
the availability of formulary coverage and adequate coverage or reimbursement by third parties, such as insurance companies and other health care payors, and by U.S. and international government health care programs, including Medicaid and Medicare;

●	the price concessions required by third-party payors and government health care programs to obtain coverage and payment;

●	the extent and strength of our marketing and distribution of such products;

●
distribution and use restrictions imposed by the FDA and equivalent foreign regulatory authorities with respect to such products or to which we agree, for instance, as part of a REMS or voluntary risk management plan;

●	the timing of market introduction of such products, as well as competitive products;

●	our ability to offer such products for sale at competitive prices;

●	our ability to offer programs to facilitate market acceptance and insurance coverage from public and private insurance companies, provide patient assistance, and transition patient coverage;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the extent and strength of our third-party manufacturer and supplier support;

●	the approval of other new products, including biosimilar products that may be priced at a substantially lower price than we expect to offer our product candidates for, if approved;

●	adverse publicity about the product or favorable publicity about competitive products;

●	the success of any efforts to educate the medical community and third-party payors regarding our products, which efforts may require significant resources and may not be successful; and

●	potential product liability claims.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, health care payors and patients, we may not generate sufficient revenue from these products and may not become or remain profitable.

Table of Content
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our current and future product candidates if and when they are approved.

There are risks involved with both establishing and managing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

Factors that may inhibit our efforts to commercialize product candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;

●	the inability of sales personnel to obtain access to physicians to discuss our products;

●	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors, and to secure adequate coverage;

●
reduced realization on government sales from mandatory discounts, rebates and fees, and from price concessions to private health plans and pharmacy benefit managers necessitated by competition for access to managed formularies;

●	the clinical indications for which the products are approved and the claims that we may make for the products, as well as any limitations on use or warnings;

●
the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions, and any liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

●	restricted or closed distribution channels that make it difficult to distribute our products to different segments of the patient population;

●	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues, or the profitability of these product revenues to us may be lower than if we were to market and sell any product that we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our products or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any products we may develop.

Table of Content

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

The development and commercialization of new drugs is highly competitive. Moreover, the CNS and drug delivery fields are characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will likely face competition with respect to any product candidates that we may seek to develop or commercialize in the future from numerous pharmaceutical and biotechnology organizations, as well as from academic institutions, government agencies and other public and private research organizations for our current and future product candidates. Our commercial success will be reduced or eliminated if our competitors develop products that are safer, more effective, or less costly than ours.

A number of well-resourced pharmaceutical and biotechnology companies are developing products anticipated to be in competition with our product candidates and our drug delivery platform technology. These products and technologies, as well as marketing campaigns by competitors and clinical trial results with competitive products, could significantly diminish our ability to market and sell our future products.

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than the product candidates we may develop or that would render any of our product candidates obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.

Our commercial opportunity may also be reduced or limited if we or our partners are unable to scale up the manufacture of our product candidates to meet clinical or commercial requirements. The compositions we seek to develop may exhibit poor pharmaceutical properties, and formulation, purification and stable storage could be challenging.

In addition, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of competitive products could limit the demand and the price we are able to charge for our products. Further, intellectual property protection for our POZ platform technology and our product candidates is dynamic and rapidly evolving. The scope of intellectual property protection for our POZ platform may be limited, and our commercial opportunity may be reduced or limited if our competitors are able to acquire or develop the same or similar technologies.

Corporate and academic collaborators may take actions to delay, prevent, or undermine the success of our products.

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of product candidates is heavily dependent on our entering into collaborations with corporations, academic institutions, licensors, licensees, and other parties and we may not be successful in establishing such collaborations. Some of our existing collaborations are, and future collaborations may be, terminable at the sole discretion of the collaborator. Replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and may not be within our power to influence. Any collaborators may not perform their obligations to our satisfaction, or at all, we may not derive any revenue or profits from such collaborations, and any collaborators may ultimately compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and marketing of our proposed products and may not be able to develop and market such products effectively,

Table of Content
if at all. In addition, a lack of development and marketing collaborations may lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

We rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials and our business. If such third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, reimbursement practices, or health care reform initiatives, which would harm our business.

The regulations that govern pricing and reimbursement for new medicines vary widely from country to country, and current and future legislation may change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Outside the United States, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop, even if any such product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities or health care programs, private health plans, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost effective, and the amount reimbursed for any products may be insufficient to allow it to sell our products on a competitive basis. At this time, we are unable to determine their cost effectiveness or the likely level or method of reimbursement for our product candidates. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that biopharmaceutical companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with our prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

We currently expect that any drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain therapeutic products that are not usually self-administered (such as most injectable drugs and biologics) may be eligible for coverage under the Medicare Part B program if:

●	they are incident to a physician’s services;

●	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and

●	they have been approved by the FDA and meet other requirements of the statute.

Table of Content
There may be significant delays in obtaining reimbursement for newly approved product candidates, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA or other regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to pay all or part of the costs associated with their prescription medications. Patients are unlikely to use our products unless coverage is provided, and payment is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate payment is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for reimbursement does not imply that any product candidate will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new product candidates, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product candidate and reimbursement in the clinical setting in which it is used may be based on reimbursement levels already set for lower cost therapies or medicines and may be incorporated into existing payments for other services. Net prices for product candidates may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for any approved product candidates we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We carry insurance for most categories of risk that our business may encounter; however, we may not have adequate levels of coverage. We currently maintain general liability, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy. We may not be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Related to Our Intellectual Property

Our success is largely based upon our intellectual property and proprietary technologies, and we may be unable to protect and/or enforce our intellectual property.

Our success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully enforcing our patents against third-party infringers and/or defending these patents against third-party challenges. If we (or our licensees should such licensees be granted the right to prosecute or enforce certain patents within our portfolio) fails to appropriately prosecute or is unable to obtain and maintain patent protection for our product candidates (or aspects thereof), our ability to develop, license and/or commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using, selling or importing competing products. This failure or inability to properly or adequately protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining, enforcing and defending patents. These risks and uncertainties include the following:

●	patent applications may not result in any patent being issued;

Table of Content

●	patents that may be issued may not include claims that cover a broad enough scope to prevent design around solutions by competitors;

●
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide adequate barriers to entry or any competitive advantage;

●
because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, reducing, or eliminating any advantage of the patent;

●
our competitors, many of which have substantially greater resources than us or our partners do, and many of which have made significant investments in competing technologies, may seek, or may already have sought or obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products;

●
there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns;

●
countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products; and

●	we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and/or unsuccessful.

In addition to patents, we also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and assignment agreements with employees, consultants, and advisors, there exists the potential that third parties may still somehow obtain this information or arrive at the same or similar information independently, which would reduce or eliminate our competitive advantage. Moreover, we may become subject to claims that we directly or indirectly (through our consultants, advisors, or independent contractors that we may engage to assist us in developing our product candidates) have wrongfully or inadvertently disclosed, acquired or used trade secrets or other proprietary information of third parties.

We may be forced to litigate to enforce or defend our intellectual property rights, and/or the intellectual property rights of our licensors.

We may be forced to litigate to enforce or defend our intellectual property rights against infringement by competitors, and to protect our trade secrets against unauthorized use. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable, or limited or narrowed in scope such that we may no longer be used to adequately prevent the manufacture, sale or import of competitive product. Further, an adverse result in any litigation or other proceedings before government agencies such as the United States Patent and Trademark Office (the “USPTO”), may place pending applications at risk of non-issuance or limitations in scope. Further, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post grant review, and opposition proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be used to challenge the inventorship, ownership, claim scope, or validity of our patents. Additionally, because of the substantial amount of discovery typically required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information or trade secrets could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of the Company. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for

Table of Content
development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we enter into future arrangements involving government funding, and we make inventions as a result of such funding, our intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh Dole Act of 1980. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh Dole Act may similarly apply. Any exercise by the government of certain of our rights could harm our competitive position, business, financial condition, results of operations and prospects.

If we or our partners are sued for infringing on the intellectual property rights of third parties, it could be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

Our success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing on the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, now unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may be alleged to infringe upon. Similarly, there may be issued patents relevant to our product candidates of which it is not aware.

In addition, third parties may sue us alleging that we infringe, or have infringed, on their patents. Even if we are successful in defending any claims of infringement, the defense of such claims may be costly and present a time consuming distraction. In the event of a successful claim of infringement against us, we may be required to:

●	pay substantial damages and/or ongoing royalty payments;

●	stop using some or all of our technologies and methods;

●	stop certain research and development efforts;

●	develop non infringing products or methods (i.e., develop or design around); and/or

●	obtain one or more licenses from third parties for an upfront lump sum, an ongoing royalty, or a combination thereof.

If required, we cannot assure you that we will be able to obtain such licenses on acceptable terms, or at all. If we are sued for infringement, we could encounter substantial delays in the development, manufacture, and commercialization of our product candidates. Any litigation, whether to enforce our patent rights or to defend against allegations that we allegedly infringe on third party rights, could be costly, time consuming, and may distract management from other important tasks.

As is commonplace in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent our employees are involved in research endeavors that are similar to those which they were involved in at their former place of employment, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of such former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs, be a distraction to management and ultimately have a material adverse effect on us, even if we are successful in defending such claims.

The biotechnology and pharmaceutical industries have experienced substantial litigation and other proceedings concerning intellectual property rights, and third parties may initiate legal proceedings alleging that we are infringing,

Table of Content
misappropriating, or otherwise violating their intellectual property rights, the outcome of which could be uncertain and may prevent, delay, or otherwise interfere with our product discovery and development efforts. Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell our products. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to, and may in the future become party to, or threatened with, adversarial proceedings or litigation concerning intellectual property rights with respect to our POZ platform and any product candidates we may develop, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office (the “EPO”). Numerous United States and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and infringement claims may be asserted against us or our partners based on existing patents or patents that may be granted in the future, regardless of their merit.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our POZ platform and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. Moreover, as with many technology-based products, there may be third-party patent applications that, if issued, may include the claims that could be or are construed to cover components of our POZ platform and product candidates. There may also be third party patents of which we are currently unaware with claims to our technologies, compositions, methods of manufacture or methods of use.

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot successfully defend against infringement claims or obtain a license on commercially reasonable terms to relevant third party patents that cover our product candidates. Even if we have a strong defense and/or believe that third-party intellectual property claims are without merit, there can be no assurance that a court would find in our favor on questions of infringement, validity, enforceability, and/or priority. A court of competent jurisdiction could hold that these third party patents are valid and enforceable and have been infringed upon, which could materially and adversely affect our ability to commercialize our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the asserted claims of any such U.S. patent. If we are found to be infringing on a third party’s intellectual property rights, and we are unsuccessful in demonstrating that any such patents are invalid or unenforceable, we could be required to pay damages and/or an ongoing royalty or obtain a license from such third party to continue developing, manufacturing, and marketing our product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to it, and it could require us to pay substantial licensing fees and/or make ongoing royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our POZ platform or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. While less likely given the high bar required for injunction, we also could be temporarily or permanently forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed on a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

The defense of third-party claims of alleged infringement, misappropriation, or violation of intellectual property rights often involves substantial litigation expense and could also be a substantial diversion of management and employee time and resources from our business. Some third parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common stock.

Table of Content

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In the case of any in-licensed patent rights, we generally rely on our licensors to pay these fees due to U.S. and non U.S. patent agencies. For patent rights we own, we rely on our outside patent counsel and/or annuity services in the United States and foreign countries to monitor these deadlines and to pay these fees when so instructed by us.

The USPTO and foreign patent agencies require compliance with procedural, documentary, fee payment, and other similar provisions, such as the requirement to disclose known prior art, during the patent application process. In the case of any in-licensed patent rights, we generally depend on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property, and for our owned patent applications, we engage counsel and other professionals to help us comply with these requirements. While certain inadvertent lapses can be cured by payment of a late fee, by petition, or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in a partial or complete loss of patent rights in the relevant jurisdiction. In the unlikely event that a non-compliance event were to occur, our competitors might be able to enter the market with similar or identical products or technology given our partial or complete loss of patent rights, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension for our drug candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA regulatory approval of our drug candidates, one or more patents issued from U.S. patent applications that we file or those of our future licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A maximum of one patent may be extended per FDA-approved drug as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our drug candidates.

Despite the possibility of an extension, we may not be granted an extension for which it applies in the United States or any other jurisdiction because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than we request.

If we are unable to obtain patent term extension or restoration, or the foreign equivalent, or the term of any such extension is less than we request, our competitors or other third parties may obtain approval of competing drugs following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors or other third parties may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case. Any of the foregoing could materially harm our business, financial condition, results of operations and prospects.

Changes in patent law in the United States and in non U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our technologies and product candidates.

As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and are therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of

Table of Content
patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the America Invents Act, the United States transitioned from a “first to invent” to a “first to file” patent system. Under a “first to file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that filed a patent application in the USPTO after March 2013, but before we or Legacy Serina filed could therefore be awarded a patent covering an invention of ours even if we or Legacy Serina had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that it or any licensors were the first to either file any patent application related to our technologies or product candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, allowing third-party submission of prior art, and establishing a new post grant review system, including post grant review, inter partes review, and derivation proceedings. Because of the lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use USPTO proceedings to invalidate our patent claims even though the claim would not have been invalidated if first challenged by the third party in a district court action.

In addition, U.S. Supreme Court rulings over the past decade have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity and enforceability of issued patents. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce and/or defend our existing patents and patents that we might obtain in the future.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from the earliest non provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and also depends upon many factors, including the type of patent, the scope of coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent, and whether a portion of the patent term has been terminally disclaimed based on other patents. Various extensions including patent term extension and patent term adjustment may be available, but the lives of such extensions, and the protections they afford, are limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and/or licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours for an adequate time period.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to seeking patents for our technologies and product candidates, we also rely on trade secret protection, as well as confidentiality agreements, non-disclosure agreements and assignment agreements with our employees, consultants and third parties, to protect our know-how and other confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed by or made known to an individual or entity during the course of that party’s relationship with us are to be kept confidential and not disclosed to third parties, except in certain specified

Table of Content
circumstances. In the case of employees, the agreements also provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not be able to obtain adequate remedies for any breaches of such agreements. Ultimately, enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time consuming, and the outcome is unpredictable.

In addition to contractual measures, we protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect despite these precautions. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. In addition, our trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed.

If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. In addition, courts inside and outside the United States are sometimes less willing or unwilling to protect trade secrets. Even if we are successful, these types of lawsuits may consume, in addition to substantial costs, significant amounts of our time and other resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may assert that our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals that are currently or were previously employed at universities, research institutions or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we employ measures to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. We may then be directly or indirectly involved in litigation proceedings to defend against these claims. If we fail in defending against any such claims, in addition to potentially paying monetary damages, we may lose valuable intellectual property rights and/or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. Ultimately, any such litigation could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately engage in such litigation. For example, some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. However, our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we benefit from to build name recognition among potential partners or

Table of Content
customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be allegations of trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversions of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, any proprietary name we propose to use with any product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit it to maintain our competitive advantage. For example:

●	any of our current and future product candidates, if approved, may eventually become commercially available in generic or biosimilar product forms;

●
others may be able to make immunotherapies that are similar to any of our current and future product candidates or utilize lymph node targeting technology but that are not covered by the claims of the patents that we license or may own in the future;

●
we, or our licensors or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future, potentially resulting in the invalidation of such patents or refusal of such applications;

●	we, or our licensors or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

●
we, or our licensors or current or future collaborators, may fail to meet our obligations to the U.S. government regarding any in licensed patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing on our owned or licensed intellectual property rights;

●	it is possible that our pending, owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;

●	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, or parts of our owned or in-licensed patents;

●	it is possible that there are unpublished patent applications that may later issue with claims covering our product candidates or technology similar to ours;

Table of Content

●
it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable or result in a change in ownership;

●	issued patents to which we hold rights may be held invalid, unenforceable, or narrowed in scope, including as a result of legal challenges by our competitors;

●
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or narrowly cover our product candidates in such a way that competitors may be able to design around to avoid infringement allegations;

●	the laws of foreign countries may not protect our proprietary rights or the proprietary rights of our licensors or current or future collaborators to the same extent as the laws of the United States;

●
the inventors of our owned or in licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to it or the patents or patent applications on which they are named as inventors;

●
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●
we have engaged in scientific collaborations in the past and we intend to continue to do so in the future, and our collaborators may develop adjacent or competing products that are outside the scope of our patents;

●	we may not develop additional proprietary technologies that are patentable;

●	any product candidates we develop may be covered by third-party patents or other exclusive rights;

●	the patents of others may prohibit or otherwise harm our business; or

●
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently commercialize the technology and/or file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Regulatory and Compliance Matters

The FDA regulatory approval process is lengthy, time consuming, and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, adverse event reporting, record keeping, advertising, promotion, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any drug product in the United States until we receive approval from the FDA. We have not previously submitted an NDA to the FDA, or similar approval filings to comparable foreign authorities. An NDA must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure, potent, and effective for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre license inspection. The FDA may also require a panel of experts,

Table of Content
referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record keeping, conduct of post marketing studies, and submission of safety, efficacy, and other post market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities must comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing applications, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long term patient follow up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that it conducts post approval.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or other enforcement related letters or clinical holds on post approval clinical trials;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	injunctions or the imposition of civil or criminal penalties; and

●
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Table of Content

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Additional regulatory burdens and other risks and uncertainties in foreign markets may limit our growth.

Our future growth may depend, in part, on our ability to develop and commercialize product candidates in foreign markets for which we may rely on strategic partnerships with third parties. We will not be permitted to market or promote any product candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing, and distribution of a product candidate, and it cannot predict success in these jurisdictions. If we obtain approval of any of our potential future product candidates and ultimately commercialize any such product candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

In addition, obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Health care and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major

Table of Content
legislative initiatives. In March 2010, Congress passed the Patient Protection and Affordable Care Act of 2010, as amended (the “ACA”), which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the law’s constitutionality. Further legislative and regulatory changes under the ACA remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing, or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the CAA. The CAA will remain in effect through 2032 unless additional Congressional action is taken.

In addition, the Drug Supply Chain Security Act enacted in 2013 (the “DSCSA”) imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and in February 2022, the FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. As another example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel such brand manufacturer to furnish the necessary samples on “commercially reasonable, market based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and the potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

At the federal level, the Department of Health and Human Services (the “HHS”) has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under our existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Table of Content

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

Many European Economic Area (“EEA”) countries periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in EEA countries will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EEA countries, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EEA countries, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EEA countries. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EEA countries.

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EEA countries in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EEA level for joint clinical assessments in these areas. This Regulation foresees a three-year transitional period and will permit EEA countries to use common HTA tools, methodologies, and procedures across the EEA, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EEA countries will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EEA countries for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and, growth prospects for, those products in the EEA could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EEA may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for drug candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EEA and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, supranational or national level, or how any future legislation or regulation may affect us, any of which may have a materially adverse effect on our business, financial condition, results of operations and prospects.

Any additional federal or state health care reform measures could limit the amounts that third-party payors will pay for future health care products and services, and, in turn, could significantly reduce the projected value of certain development projects and reduce our profitability.

Table of Content
Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and commercial partners, and our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA or other regulatory authorities, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing, and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act of 1977 (the “FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Similarly, the U.K. Bribery Act 2010 has extra territorial effect for companies and individuals having a connection with the United Kingdom. The U.K. Bribery Act prohibits inducements both to public officials and private individuals and organizations. Compliance with the FCPA and the U.K. Bribery Act is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our business outside of the United States, we will be required to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violations of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. A conviction under the FCPA can result in long term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices could have a

Table of Content
negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Risks Related to Employee and Operations Matters, Managing Growth and Information Technology

A pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The extent to which an outbreak impacts our operations or those of our collaborators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat our impact, among others.

The spread of any outbreak globally could adversely impact any preclinical or clinical trial operations in the United States and Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as health care providers, may have heightened exposure to an infectious disease if an outbreak occurs in their geography. For example, similar to other biotechnology companies, we have experienced, and may in the future experience, delays in initiating IND enabling studies, delays in manufacturing, protocol deviations, enrolling patients in clinical trials and dosing patients in clinical trials, as well as in activating trial sites. An outbreak may also result in the need to suspend enrollment in clinical studies, subject withdrawals, postponement of planned clinical or nonclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring. The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of an outbreak may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects. A pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. For example, the FDA may delay preapproval inspections. Although the FDA lifted restrictions relating to COVID-19 and affecting our inspection and other compliance operations in July 2022, the agency currently faces a significant backlog on compliance monitoring and enforcement activities for both domestic and foreign manufacturers, which may affect the scheduling of necessary preapproval inspections of manufacturing facilities for drug and biological product candidates.

An outbreak may additionally result in changes in laws and regulations. Any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

Even after an outbreak or pandemic subsides, we may continue to experience an adverse impact to our business as a result of our global economic impact, including from increased inflation and the prospect that policy responses to inflation could delay economic recovery or lead to another recession.

Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business, financial condition, results of operation or prospects. Further, uncertainty around these and related issues could continue to adversely impact the economies of the United States and other countries, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Our future success depends on our ability to recruit and retain our executive team and key scientists and to attract, retain, and motivate qualified personnel.

We are highly dependent on the principal members of our management and scientific teams. These principal members are employed “at will,” meaning we or they may terminate the employment relationship at any time. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for

Table of Content
similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, inflation has had, and we expect that it will continue to have, an impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Over time we will need to hire additional qualified personnel with expertise in drug development, product registration, clinical, preclinical, and nonclinical research, quality compliance, government regulation, formulation and manufacturing, financial matters and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel will be critical to our success.

We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 13 full time employees and, in connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of product development, business development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we are actively pursuing new product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources, and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

Our internal computer systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent it from accessing critical information, potentially exposing it to liability or otherwise adversely affecting our business.

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage, interruption or data theft from computer viruses, computer hackers, malicious code, employee theft or misuse, ransomware, social engineering (including phishing attacks), denial of service attacks, sophisticated nation state and nation state supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cybersecurity incidents, which may not be immediately or ever detected, are

Table of Content
increasing in frequency and evolving in nature. Additionally, due to geopolitical tensions related to Russia’s invasion of Ukraine, the risk of cyber-attacks may be elevated.

While we seek to protect our information technology systems from system failure, accident, and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation, and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. In addition, in response to the ongoing COVID-19 pandemic, some of our workforce began to work remotely. This has continued and is now considered normal business. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruption.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory actions or investigations, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects. While we maintain cyber liability insurance (covering security and privacy matters), such insurance may not be adequate to cover any losses experienced as a result of a cybersecurity incident.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We have material weaknesses in our internal control systems over financial reporting and will need to hire additional personnel and design and implement proper and effective internal controls over financial reporting commensurate with the accounting and reporting requirements of a public company. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate our material weaknesses, we may not be able to report our financial results accurately or prevent fraud. Our management is responsible for establishing and maintaining internal control over financial reporting, disclosure controls, and compliance with the other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to Employee and Operations Matters, Managing Growth and Information Technology.” A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

U.S. federal income tax reform could adversely affect our business and financial condition.

Table of Content

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (the “IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the CARES Act which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. Additionally, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which significantly reformed the Code. The TCJA included significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that it had a net loss for all years in the aggregate. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal and defer this capitalization and amortization requirement for research activities performed in the United States, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will continue to defer our tax deduction for research and development expense in future years.

We face risks associated with increased political uncertainty.

The invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the United States. Any retaliatory actions taken by Russia, the duration and outcome of this conflict and the conflict among Israel, Hamas and Hezbollah, and the impact on regional or global economies is unknown but could have a material adverse effect on our business, financial condition and results of our operations.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has made statements and taken actions in recent years that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several tariffs affecting certain products manufactured in China, Canada and Mexico. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the use of testing facilities in China that we use, including pursuant to our testing arrangements with WuXi AppTec (HongKong) Limited. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Company

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to support our continued research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals, and potential commercialization. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product

Table of Content
candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit our ability to achieve our business objectives. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholder’s ownership interest in us will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

Transfers of our securities utilizing Rule 144 of the Securities Act may be limited.

A significant portion of our securities are restricted from immediate resale. Holders should be aware that transfers of our securities pursuant to Rule 144 may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. The Merger made us subject to the SEC requirements applicable to reporting shell company business combinations. Following the Merger, we are no longer a shell company. As a result, we anticipate that holders will not be able to sell their restricted securities pursuant to Rule 144 without registration until one year after April 1, 2024, the date that we filed the Current Report on Form 8-K following the closing that includes the required Form 10 information that reflects we are no longer a shell company.

The Merger made us subject to the SEC requirements applicable to reporting shell company business combinations. As a result, we will be subject to more stringent reporting requirements, offering limitations, and resale restrictions.

According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of our historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. The Merger made us subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

●	we were required to file a Form 8-K to report the Form 10 type information after closing of the Merger with the SEC reflecting our status as an entity that is not a shell company;

●	we will not be eligible to use a Form S-3 until 12 full calendar months after filing a Form 8-K to report the Form 10 type information after closing of the Merger;

●
we will be an “ineligible issuer” for three years following the closing of the Merger, which will prevent us from (i) incorporating by reference in our Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of the well-known seasoned issuer status regardless of our public float;

●
investors who (i) were affiliates of Legacy Serina or AgeX at the time the Merger was submitted for the vote or consent of the respective company’s stockholders, (ii) received securities in the Merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities, and accordingly such securities may not be included in any resale registration statement unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and

●
Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities per Rule 144 until one year after the Form 10 information is filed with the SEC.

Table of Content
The foregoing SEC requirements will increase our time and cost of raising capital, offering stock under equity plans, and compliance with securities laws. Further, such requirements will add burdensome restrictions on the resale of our shares by affiliates and any holders of “restricted” or “control” securities.

The market price of our common stock is expected to be volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;

●	failure of any of our product candidates, if approved, to achieve commercial success;

●	failure by us to maintain our existing third-party license and supply agreements;

●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our product candidates;

●	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial and development projections we may provide to the public;

●	failure to meet or exceed the financial and development projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

Table of Content

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	failure to maintain compliance with the listing requirements of the NYSE American;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	adverse publicity generally, including with respect to other products and potential products in such markets;

●	the introduction of technological innovations or new therapies that compete with our potential products;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Additionally, a decrease in the stock price of our common stock may cause our common stock to no longer satisfy the continued listing standards of the NYSE American. If we are not able to maintain the requirements for listing on the NYSE American, it could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

We will incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that Legacy Serina did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the laws, rules and regulations of the SEC as well as the NYSE American rules. These laws, rules and regulations are expected to increase Legacy Serina’s legal and financial compliance costs and to make some activities more time consuming and costly. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These laws, rules and regulations also may make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

Anti-takeover provisions in our governance documents and under Delaware law could make an acquisition of Serina more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we

Table of Content
believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

The Amended and Restated Certificate of Incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws provide, among other things, that that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, the Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws will also provide the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against the Company or any of our directors, officers, employees, or agents and arising under the Securities Act. Nothing in the Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws will preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We do not anticipate paying any cash dividends in the foreseeable future.

The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain, if any, for the foreseeable future.

An active trading market for our common stock may not develop and our stockholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for our common stock. An active trading market for the shares of our common stock may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline. We are not able to predict the effect that sales may have on the prevailing market price of our common stock.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about it and our business. Equity research analysts may elect not to provide research coverage of our common stock after the completion of the Merger, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research

Table of Content
analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NYSE American. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, Legacy Serina was never required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and it could be subject to sanctions or investigations by the NYSE American, the SEC or other regulatory authorities.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales, marketing and other personnel. We will be highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

We expect to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

Following the Merger, we had a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC as of the date of this prospectus. As a smaller reporting company, we will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if it relies on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250.0 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100.0 million and we have a public float of less than $700.0 million.

Table of Content
Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the CARES Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Such tax law changes could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. While it is too early to assess the overall impact of these changes, as these and other tax laws and related regulations are revised, enacted, and implemented, our financial condition, results of operations, and cash flows could be materially adversely impacted.

Our ability to use net operating loss (NOL) carryforwards and other tax attributes may be limited, including as a result of the Merger.

We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, we had U.S. federal NOL carryforwards of $87.8 million, which will begin to expire in 2027 and $63.1 million that have an unlimited carryforward period. Additionally, for state income tax purposes, we had NOLs of $56.1 million that will expire at various dates between 2025 and 2043. The state of California suspended the use of NOL deductions for the tax years 2024 through 2026 if their California taxable income is greater than or equal to $1 million. The state of California also limited the use of research and development credits to $5 million for tax years 2024 through 2026. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

Conflicts of interest may arise from our relationship with Juvenescence, which will own a significant percentage of our common stock as well as warrants to purchase additional shares of our common stock and will be able to substantially influence the Company and exert control over matters subject to stockholder approval.

Juvenescence Limited (“Juvenescence”) owns approximately 40.5% of the outstanding shares of our common stock, including our common stock subject to warrants held by Juvenescence. See “Principal Stockholders of the Company” for additional information.

One member of our Board is the Executive Chairman and Co-Founder of Juvenescence and another member of our Board is the Chief Executive Officer of Juvenescence. Based on Juvenescence’s ownership of shares of our common stock, Juvenescence will be able to substantially influence us and exert control over matters subject to stockholder approval, the elections of directors, approval of our equity incentive plans, amendments to our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction.

Juvenescence’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and we may exercise our voting and other rights in a manner with which other stockholders may not agree or that may not be in our best interests or the best interests of our stockholders other than Juvenescence. So long as Juvenescence owns a significant amount of our equity, it will be able to strongly influence our decisions. While the directors affiliated with Juvenescence will be obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Juvenescence and, accordingly, their interests may be aligned with Juvenescence’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders.

Table of Content
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
We have implemented cybersecurity measures and processes to address and mitigate material risks from cybersecurity threats. We utilize the services of third party providers to develop, maintain, and implement cybersecurity systems and measures designed to protect our information systems from unauthorized access and damage. Our security measures are periodically assessed, tested, and updated. We do not have employees with information technology or cybersecurity expertise and accordingly we obtain an assessment of our cybersecurity systems and measures from a third party provider different from the provider that is primarily responsible for installation, update, and maintenance of information technology and cyber security systems. Our information technology and cybersecurity service providers primarily interface with members of our accounting and finance group. These processes are an integral part of our internal controls and risk management and the results of the third party assessment are reported annually to the Audit Committee along with a report from management on the effectiveness of internal controls.
We are not aware of the occurrence of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that material cybersecurity incidents will not arise or be discovered in the future.
Item 2. Properties
Our principal place of business is located in Huntsville, Alabama where we lease approximately 7,600 square feet of office and laboratory space. Our office space lease expires on October 31, 2025, with options to renew, and our laboratory space lease expires on January 31, 2028. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms as needed.
Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of business. As of the date of this report, we are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Table of Content
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NYSE American under the symbol “SER.” Prior to the consummation of the Merger, on March 26, 2024, our common stock was listed on the NYSE American under the symbol “AgeX.” As of March 1, 2025 there were 100 holders of record of our common stock.

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
On November 26, 2024, Juvenescence entered into an agreement (the "Stock Purchase Agreement") with the Company to purchase 1,000,000 shares of Common Stock at the purchase price of $10.00 per share, for an aggregate amount of $10.0 million in two equal tranches (November 2024 and January 2025), along with warrants to purchase an additional 755,728 shares of Common Stock at an exercise price of $18.00 per share (the “Replacement Incentive Warrants”). In consideration for the Agreement, Juvenescence surrendered to the Company 755,728 Post-Merger warrants, including all underlying Incentive Warrants. The Replacement Incentive Warrants expire on March 26, 2028, and have substantially the same terms and conditions as the surrendered Incentive Warrants. The Company intends to use the proceeds from the common stock purchase for general corporate purposes.

The closing of the first and second tranches of 500,000 shares of Common Stock for $5 million occurred on November 27, 2024, and January 31, 2025, respectively.

Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2024 and 2023.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10 -K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Explanatory Note” in this Annual Report.
Overview
We are a clinical-stage biotechnology company developing a pipeline of wholly owned drug product candidates to treat neurological diseases and other indications. Our POZ platform provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics and antibody-based drug conjugates (ADCs). Our proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline). Our POZ technology is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs delivered via subcutaneous injection. The therapeutic agents in our product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic profiles that can include toxicity, side effects and short half-life. We believe that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood.

Table of Content
On March 26, 2024, we completed the Merger, pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving as our wholly owned subsidiary. Additionally, on March 26, 2024, we changed our name to “Serina Therapeutics, Inc.” See the Explanatory Note included elsewhere in this Report for additional information regarding completion of the Merger.

Our operations through December 31, 2024, have been financed primarily by aggregate net proceeds of $56.9 million from the issuance of common stock, convertible preferred stock, convertible notes and the exercise of Post-Merger Warrants to purchase our common shares by Juvenescence. Since our inception, we have had significant operating losses. Our operating loss was $17.0 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $44.3 million and $3.7 million in cash and cash equivalents.

Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of our consolidated financial statements issuance date, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development.

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
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making

Table of Content
judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Research and Development Costs

We will incur substantial expenses associated with manufacturing, preclinical research, and clinical studies. Accounting for preclinical research and clinical studies relating to activities performed by CROs, and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical research, clinical studies, and contract manufacturing activities. The diverse nature of services being provided under CROs and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain preclinical and clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with preclinical research and clinical studies. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses or prepaid expenses on the consolidated balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start up, treatment and wrap up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Stock based Compensation

We have issued equity-based compensation awards through the granting of options. We account for equity-based compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation, ("ASC 718"). In accordance with ASC 718, compensation cost is measured at estimated fair value at grant date and is included as compensation expense over the vesting period during which service is provided in exchange for the award. Compensation cost of awards that contain a performance condition is recognized when achievement of the performance condition is considered probable during the performance period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

We estimate the grant date fair value of stock options and the related compensation expense, using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate and (4) dividends. In general, the assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Accounting for warrants
We have determined the accounting classification of warrants we issue, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, thereby obligating us to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we assess the requirements

Table of Content
under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, we also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants are recorded at fair value upon issuance and subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the consolidated statements of operations. Equity classified warrants are recorded at fair value upon issuance and are not subsequently remeasured. We estimate the fair value of warrants using the Black-Scholes-Merton option pricing model. See Notes 5, Related Party Transactions and 6, Fair Value Measurements, for additional information regarding the warrants.

Table of Content
Components of Operating Results
License Revenues
For the year ended December 31, 2023, our license revenue consists of a one-time upfront payment of $3.0 million from our non-exclusive license agreement with Pfizer, Inc. to use our POZ polymer technology in lipid nanoparticle drug delivery formulations.
Grant Revenues
Our grants and contracts reimburse us for direct and indirect costs relating to the grant projects and also provide us with a prenegotiated profit margin on total direct and indirect costs of the grant award, excluding subcontractor costs, after giving effect to directly attributable costs and allowable overhead costs. Funds received from grants and contracts are generally deemed to be earned and recognized as revenue as allowable costs are incurred during the grant or contract period and the right to payment is realized.
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

Table of Content
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
We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the Food and Drug Administration ("FDA") or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, and other expenses for outside professional services, including legal, recruiting, audit and accounting, and facility related costs not otherwise included in research and

Table of Content
development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with the New York Stock Exchange American Company Guide and Securities and Exchange Commission ("SEC") requirements, director and officer insurance costs, and investor relations costs associated with being a public company.
Other Income/(Expense)
Our other income(expenses) are comprised of interest income on our cash equivalents, changes in fair value of our convertible notes and liability-classified warrants and interest accrued from our convertible notes.
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The table presented below shows Net (Loss) Income for the periods presented (in thousands).

	Year Ended December 31,		Increase/ (Decrease)
	2024	2023
REVENUES
License revenues	$—	$3,000	$(3,000)
Grant revenues	56	153	(97)
Total revenues	56	3,153	(3,097)

OPERATING EXPENSES
Research and development	7,480	2,388	5,092
General and administrative	9,624	3,894	5,730
Total operating expenses	17,104	6,282	10,822

Total other income, net	5,841	8,398	(2,557)

NET (LOSS) INCOME	$(11,207)	$5,269	$(16,476)
License Revenue
License revenue for the year ended December 31, 2024 was zero compared to $3.0 million for the year ended December 31, 2023. The decrease of $3.0 million was due to the one-time upfront payment we received in December 2023 from the non-exclusive license agreement with Pfizer.
Research and Development Expenses
Research and development expenses were $7.5 million for the year ended December 31, 2024, compared to $2.4 million for the same period in 2023. The increase of $5.1 million was primarily driven by (1) $1.8 million increase in compensation and related expenses, including $0.7 million in payroll and related expenses plus $0.6 million in stock-based compensation, as a result of higher headcount, (2) $1.9 million increase to outside services to develop our lead product candidate, SER 252 for research programs, (3) $0.4 million increase in consultants for research and development services, (4) amortization of $0.7 million for a prepaid technology access fee, and (5) $0.3 million for severance and related costs.

Table of Content
General and Administrative Expenses
General and administrative expenses were $9.6 million for the year ended December 31, 2024, compared to $3.9 million for the same period in 2023. The increase of $5.7 million was primarily driven by (1) $2.5 million increase in compensation and related expenses, including $0.5 million in payroll and related expenses and $2.0 million in stock-based compensation from new stock options granted to directors and new hires, (2) $1.0 million increase in consulting expenses to assist with the implementation of new platforms and software, (3) $0.6 million increase in directors and officers insurance,(4) $0.9 million increase in legal fees for the maintenance of certain patent and other intellectual property and biological material assets, (5) $0.5 million increase in outside professional services, and (6) $0.3 million increase for severance and related costs. These increases were offset by a $0.1 million decrease in depreciation.
See Notes 1, Organization, Business Overview and Liquidity and 5, Related Party Transactions to our audited consolidated financial statements included elsewhere in this Report for additional information about the Legacy Assets.
Other Income, net
Other income, net was $5.8 million for the year ended December 31, 2024, compared to $8.4 million for the same period in 2023. The decrease of $2.6 million is primarily attributable to the aggregate change in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note which amounted to a $14.6 million loss combined with a $0.1 million net decrease in miscellaneous expenses that were individually insignificant partially offset by a $12.1 million gain from the change in fair value of liability classified warrants.
See Note 5, Related Party Transactions to our consolidated financial statements included elsewhere in this Report for additional information about the 2022 Secured Note and sale of subsidiary. See Notes 6, Fair Value Measurements and 7, Stockholders’ Equity/(Deficit) to our consolidated financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes, Legacy Serina warrants, liability classified Warrants, and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024.
Liquidity and Capital Resources
Sources of Liquidity
We had $3.7 million in cash and cash equivalents as of December 31, 2024. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, and convertible notes by AgeX and Serina prior to the Merger, and by $2.9 million drawn under the 2022 Secured Convertible Promissory Note (the “2022 Secured Note”) subsequent to consummation of the Merger. We have drawn down the entire amount of credit that was made available to us through the 2022 Secured Note. See Note 5, Related Party Transactions to our consolidated financial statements included elsewhere in this Report for additional information about the 2022 Secured Note. In June 2024, we received $5.0 million from Juvenescence through the exercise of Post-Merger Warrants. In November 2024, pursuant to the Agreement, Juvenescence agreed to purchase 1,000,000 shares of our common stock at a purchase price of $10.00 per share, for an aggregate amount of $10.0 million in two tranches: $5.0 million was received in November 2024, and the second tranche of $5.0 million in January 2025.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows and as of December 31, 2024, had an accumulated deficit of $44.3 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the issuance date of our consolidated financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Table of Content
The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of planned operations.
Funding Requirements
Any product candidates we may develop may never achieve commercialization, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. Our primary uses of capital are, and we expect will continue to be, costs related to pre-clinical and clinical research, clinical studies, manufacturing, and development services; laboratory expenses and costs for related supplies; compensation and related expenses; license payments or milestone obligations that may arise;; legal and other regulatory expenses and general overhead costs.
We believe that our cash on hand, along with the $5.0 million of cash proceeds received from Juvenescence through the closing of the second tranche in January 2025, as provided in the Agreement, will not be sufficient to enable us to fund our operations through calendar year 2025 based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
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
•our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient ("API") and manufacture of our product candidates and the terms of such arrangements;
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

Table of Content
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
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(17,137)	$(2,476)	$(14,661)	592.1%
Net cash used in investing activities	(22)	(504)	482	(95.6)%
Net cash provided by financing activities	13,212	10,067	3,145	31.2%
Net (decrease) increase in cash	$(3,947)	$7,087	$(11,034)	(155.7)%
Operating Activities
Net loss for the year ended December 31, 2024 was $11.2 million. Net cash used in operating activities during this period totaled $17.1 million. The $5.9 million difference between the net loss and net cash used in operating activities during the year ended December 31, 2024 was driven by $2.7 million in non-cash items and $3.3 million in changes to operating assets and liabilities. The net $2.7 million in non-cash items consisted of (1) a $13.2 million gain from the change in the fair value of warrant liabilities which were partially offset by (2) a $7.0 million loss from the change in fair value of convertible notes, (3) $2.6 million in stock-based compensation, (4) $0.3 million in amortization of deferred debt issuance costs, (5) a $0.2 million decrease in accrued interest on the AgeX-Serina Note and (6) $0.4 million in depreciation and non-cash lease expenses. The $3.3 million net cash used in operating assets and liabilities primarily consisted of a $1.8 million increase in prepaid expenses (comprised of $1.1 million in other prepaid expenses and current assets, and $0.7 million in prepaid technology access fee) along with payments of $1.7 million towards accounts payable and $0.2 million in lease liabilities. These outflows were partially offset by a $0.4 million increase in accrued expenses.
Net income for the year ended December 31, 2023 was $5.3 million. Net cash used in operating activities during this period amounted to $2.5 million. The $7.7 million difference between the net gain and net cash used in operating activities during the year ended December 31, 2024 was comprised of non-cash items, totaling $7.8 million, offset by the increase in operating assets and liabilities totaling $0.1 million. The net $7.8 million of non-cash items primarily consisted of a $5.4 million gain from the change in fair value of convertible notes, $2.2 million loss from the fair value at inception adjustment on the convertible notes, a $1.1 million gain from the change in the fair value of warrants, offset by the increase in $0.6 million in accrued interest on the AgeX-Serina Note and $0.3 million increase in other non-cash items that were individually insignificant. The increase of $0.1 million cash from changes in operating assets and liabilities primarily consisted of $0.4 million increase in accounts payable, offset by $0.3 million net aggregate decrease in accrued expenses and operating leases liabilities.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was immaterial.
Net cash used in investing activities during the year ended December 31, 2023 was $0.5 million for purchases of office and laboratory equipment.

Table of Content
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 of $13.2 million was primarily attributable to $5.0 million in proceeds received from the exercise of 377,865 Post-Merger Warrants by Juvenescence, $5.0 million received from issuance of common stock to Juvenscence in November 2024, $3.0 million drawn under the loan facilities from Juvenescence, and $0.3 million cash and restricted cash acquired in connection with the Merger. These changes were partially offset by $0.1 million repayment of principal on loan facilities to Juvenescence.
Net cash provided by financing activities for the year ended December 31, 2023 of $10.1 million was primarily attributable to the net proceeds from the issuance of $10.0 million from the AgeX-Serina Note and $0.1 million from the Serina Convertible Notes.
See Note 5, Related Party Transactions, to our consolidated financial statements included elsewhere in this Report for additional information about the related party transactions with Juvenescence.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.

Table of Content
Item 8. Financial Statements and Supplementary Data
Serina Therapeutics, Inc.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Serina Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Serina Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2024 and 2023, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations, negative operating cash flows, accumulated deficit, and additional capital needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Classification and Presentation of Merger Warrants

As described in Notes 2, 5 and 6 to the financial statements, the Company issued merger related warrants. The classification of these warrants between liabilities and equity requires management to make significant and complex judgements in evaluating the characteristics of these instruments including the redemption features, voting rights, dividends, conversion rights, and exchange rights. Due to the significant judgement and estimation required by

Table of Content
management in determining the proper classification these merger warrants, our audit of these required a high degree of auditor judgment and subjectivity.

Our audit procedures related to the classification and presentation of merger warrants included the following, among others:

•We utilized personnel with specialized knowledge and skills in technical accounting to assist in the assessment of the terms of the original agreements related to the merger warrants as it relates to the technical accounting guidance.
•We read the original agreements related to the merger warrants and evaluated management’s conclusions regarding the balance sheet classification of the merger warrants.
•We assessed the required financial statement disclosures related to the merger warrants for completeness and accuracy.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2021.
Tampa, Florida
March 24, 2025

Table of Content
SERINA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,672	$7,619
Prepaid expenses and other current assets	2,004	—
Total current assets	5,676	7,619

Property and equipment, net	501	573
Right of use assets - operating leases	461	666
Right of use assets - finance leases	86	110
TOTAL ASSETS	$6,724	$8,968

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$744	$580
Accrued expenses	1,429	583
Other current liabilities	193	250
Total current liabilities	2,366	1,413

Warrant liability	3,582	—
Convertible promissory notes, at fair value	—	2,983
Operating lease liabilities, net of current portion	268	461
Finance lease liabilities, net of current portion	—	1
TOTAL LIABILITIES	6,216	4,858

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.01 par value; 10,000 shares authorized; zero and 3,438 shares issued and outstanding at December 31, 2024 and 2023, respectively; Liquidation preference of zero and $36,982 at December 31, 2024 and 2023, respectively	—	36,404
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 40,000 shares authorized; and 9,422 and 2,410 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	—
Additional paid-in capital	44,958	883
Accumulated deficit	(44,318)	(33,177)
Total Serina Therapeutics, Inc. stockholders’ equity (deficit)	641	(32,294)
Noncontrolling interest	(133)	—
Total stockholders’ equity (deficit)	508	(32,294)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY(DEFICIT)	$6,724	$8,968
See accompanying notes to the consolidated financial statements.

Table of Content
SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
REVENUES
License revenues	$—	$3,000
Grant revenues	56	153
Total revenues	56	3,153

OPERATING EXPENSES
Research and development	7,480	2,388
General and administrative	9,624	3,894
Total operating expenses	17,104	6,282

Loss from operations	(17,048)	(3,129)

OTHER INCOME (EXPENSE), NET
Interest expense	(526)	(558)
Fair value inception adjustment on convertible promissory note	—	2,240
Change in fair value of convertible promissory notes	(7,017)	5,356
Change in fair value of warrants	13,156	1,077
Other income, net	228	283
Total other income, net	5,841	8,398

NET (LOSS) INCOME	(11,207)	5,269
Net loss attributable to noncontrolling interest	66	—

NET (LOSS) INCOME ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(11,141)	$5,269

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(1.51)	$2.36
DILUTED	$(1.51)	$0.73

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	7,359	2,235
DILUTED	7,359	7,351
See accompanying notes to the consolidated financial statements.

Table of Content
SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock					Total Stockholders’ Equity/ (Deficit)
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2022	3,323	$35,442	2,167	$—	$668	$(38,446)	$—	$(37,778)
Issuance of common stock upon exercise of stock options	—	—	243	—	15	—	—	15
Issuance of common stock upon conversion of convertible notes	115	962	—	—	175	—	—	175
Stock-based compensation	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	5,269	—	5,269
BALANCE AT DECEMBER 31, 2023	3,438	36,404	2,410	—	883	(33,177)	—	(32,294)
Issuance of common stock upon exercise of stock options	—	—	195	—	12	—	—	12
Issuance of common stock upon conversion of preferred stock	(3,438)	(36,404)	3,438	1	36,403	—	—	36,404
Issuance of common stock to AgeX stockholders and conversion of AgeX-Serina Note upon consummation of Merger	—	—	2,501	—	961	—	—	961
Issuance of common stock upon exercise of Post-Merger Warrants	—	—	378	—	6,360	—	—	6,360
Deemed dividend from issuance of warrants	—	—	—	—	(18,501)	—	—	(18,501)
Issuance of common stock to Juvenscence	—	—	500	—	5,392	—	—	5,392
Sale of subsidiary to Juvenescence	—	—	—	—	10,853	—	(67)	10,786
Stock-based compensation	—	—	—	—	2,595	—	—	2,595
Net loss	—	—	—	—	—	(11,141)	(66)	(11,207)
BALANCE AT DECEMBER 31, 2024	$—	$—	9,422	$1	$44,958	$(44,318)	$(133)	$508
See accompanying notes to the consolidated financial statements.

Table of Content
SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(11,207)	$5,269
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	194	90
Non-cash lease expense	227	174
Non-cash interest expense on convertible promissory note	164	558
Amortization of debt issuance costs	345	—
Stock-based compensation	2,595	25
Fair value inception adjustment on convertible promissory note	—	(2,240)
Change in fair value of convertible promissory notes	7,017	(5,356)
Change in fair value of warrants	(13,156)	(1,077)
Changes in operating assets and liabilities:
Grant receivable	65	—
Prepaid expenses and other current assets	(1,906)	16
Accounts payable	(1,661)	393
Accrued expenses	400	(140)
Operating lease liabilities	(214)	(188)
Net cash used in operating activities	(17,137)	(2,476)

INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(504)
Net cash used in investing activities	(22)	(504)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants to Juvenescence	5,000	—
Drawdown on loan facilities from Juvenescence	3,043	—
Cash and restricted cash acquired in connection with the Merger	337	—
Proceeds from the exercise of stock options	12	15
Proceeds from the exercise of Post-Merger Warrants by Juvenescence	4,988	—
Proceeds from the issuance of convertible promissory notes	—	10,100
Principal repayment on loan facilities to Juvenescence	(133)	—
Principal repayments on finance lease liabilities	(35)	(48)
Net cash provided by financing activities	13,212	10,067

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,947)	7,087

CASH AND CASH EQUIVALENTS:
At beginning of the year	7,619	532
At end of the year	$3,672	$7,619

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment purchases payable as of December 31	$—	$44
Right of use asset acquired in exchange for operating lease liabilities	$—	$755
Conversion of convertible promissory notes and warrants issued	$—	$1,137
Issuance of common stock upon conversion of Preferred Stock	$36,404	$—

Table of Content

Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$961	$—
Deemed dividend from issuance of warrants	$18,501	$—
Derecognition of Post Merger and Incentive Warrants liability upon exchange transaction	$(1,799)	$—
Issuance of common stock warrants upon exchange transaction	$1,407	$—
Issuance of warrants upon exercise of Post-Merger warrants	$1,372	$—
Extinguishment of debt upon sale of subsidiary	$10,786	$—
See accompanying notes to the consolidated financial statements.

Table of Content
SERINA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Liquidity
Serina Therapeutics, Inc. was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. (“AgeX”) completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX, Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.”. Unless otherwise stated or the context otherwise requires, together with its subsidiaries, "Serina" or the "Company"). See Note 3, Recapitalization, for the accounting for the Merger.
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
Prior to the closing of the Merger, any assets of AgeX other than certain “Legacy Assets” were transferred into a recently formed subsidiary of AgeX, UniverXome Bioengineering, Inc. (“UniverXome”). UniverXome assumed (i) any outstanding indebtedness of AgeX to Juvenescence Limited (“Juvenescence”), which was secured by the assets contributed to UniverXome, (ii) most of the Company’s contracts with third parties, other than certain designated contracts and any contracts that were terminated before the Merger, and (iii) all other liabilities of the Company in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger). On December 23, 2024, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Juvenescence, pursuant to which Juvenescence purchased all of the outstanding shares of UniverXome. See Note 5, Related Party Transactions for details.
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
The Company recognized a net loss of $11.1 million for the year ended December 31, 2024. The Company used $17.1 million in net cash from operating activities for the year ended December 31, 2024 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Table of Content
Management believes that its cash and cash equivalents of $3.7 million as of December 31, 2024, along with the $5 million of cash proceeds received from Juvenescence in January 2025 pursuant to the Agreement signed with Juvenescence on November 26, 2024 (See Note 7, Stockholders’ Equity/(Deficit) for details), will be used to fund Company operations but are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these consolidated financial statements. Management has based its estimate of the funds needed to finance Company operations on assumptions that may prove to be wrong, and available capital resources could be exhausted sooner than expected. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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
As a result of recurring losses from operations and recurring negative cash flows from operations, there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate its business within one year of the issuance date of its consolidated financial statements included in this Report. If sufficient capital is not available, the Company would be required to delay, limit, reduce, or terminate its product development or future commercialization efforts or grant rights to develop and market therapeutic candidates to other entities. There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
2. Summary of Significant Accounting Policies
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
The Company had five subsidiaries: Legacy Serina and UniverXome, which are wholly-owned subsidiaries, and ReCyte Therapeutics, Inc. (“ReCyte”), Reverse Bioengineering, Inc. (“Reverse Bio”), and NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”). Prior to the Merger, on March 26, 2024, pursuant to the Merger Agreement, the Company contributed all of its stock in Reverse Bio and ReCyte, along with substantially all of the assets (other than the stock of NeuroAirmid) of the Company to UniverXome. In exchange for the contribution of those assets, UniverXome assumed certain liabilities, including all of the Company’s indebtedness to Juvenescence. UniverXome owns 94.8% of the outstanding capital stock of

Table of Content
ReCyte. ReCyte owns certain pre-clinical research and development assets involving stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders and ischemic conditions. The Company owned 100% of the outstanding capital of Reverse Bio through UniverXome. Reverse Bio owns assets involved in partial cellular reprogramming using its iTR™ technology with the intent to revert aged or diseased cells to a healthy and functional state. Following the Merger, the Company is primarily focused on developing Legacy Serina’s product candidates which are described elsewhere in this Report.
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
On December 23, 2024, following the Stock Purchase agreement with Juvenscence, the Company sold all outstanding shares of UniverXome for a nominal cash payment and deconsolidated UniverXome and underlying subsidiaries, ReCyte and Reverse Bio. See Note 5, Related Party Transactions for details.
Revision of prior period financial statements
A revision was made to correct the accounting for the recapitalization resulting from the Merger. The adjustment recorded increased additional paid-in capital by $19.8 million with a corresponding decrease to accumulated deficit as of the Merger date. An adjustment was also made to retrospectively reduce the par value of common stock to $0.0001 per share with a corresponding increase to additional paid-in capital. See Note 3, Recapitalization for details. In accordance with Staff Accounting Bulletin No. 99, Materiality, management has concluded that the adjustments are not material to its previously issued financial statements for the periods noted below. Management corrected these out-of-period adjustments in the current period within the consolidated balance sheets and consolidated statements of redeemable convertible preferred stock and stockholders' equity/(deficit) as of December 31, 2024. The following tables summarize the impact of each of the previous reporting periods impacted (amounts reflected in thousands).

A summary of the revisions as of December 31, 2023 is as follows:

Consolidated Balance Sheet	As Filed	Adjustments	As Revised
Common Stock	$25	$(25)	$—
Additional paid-in capital	$858	$25	$883

A summary of the revisions as of March 31, 2024 is as follows:

Consolidated Balance Sheet	As Filed	Adjustments	As Revised
Additional paid-in capital	$—	$19,803	$19,803
Accumulated deficit	$(28,389)	$(19,803)	$(48,192)

A summary of the revisions as of June 30, 2024 is as follows:

Consolidated Balance Sheet	As Filed	Adjustments	As Revised
Additional paid-in capital	$6,821	$19,803	$26,624
Accumulated deficit	$(23,185)	$(19,803)	$(42,988)

A summary of the revisions as of September 30, 2024 is as follows:

Table of Content

Consolidated Balance Sheet	As Filed	Adjustments	As Revised
Additional paid-in capital	$8,000	$19,803	$27,803
Accumulated deficit	$(21,775)	$(19,803)	$(41,578)
Financial statement reclassification
Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. Accounts payable and accrued expenses, previously presented as one line item on the consolidated balance sheet, are now presented separately given the materiality of the balances. The current portion of operating and finance lease liabilities were also reclassified to other current liabilities. Additionally, the non-cash interest expense on convertible promissory note, previously combined with accrued expenses in the operating activities section of the consolidated statement of cash flows, is now presented separately within operating activities. These reclassifications had no effect on the reported results of operations or financial position.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (ii) the reported amounts of revenues and expenses during the reporting period, in each case with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to assumptions used to value stock-based awards and liability classified warrants. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
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
The balances in these accounts may be in excess of FDIC and SIPC insured limits. At December 31, 2024 and 2023, cash and cash equivalents deposits in excess of FDIC limits were nominal and zero, respectively, and investments and deposits in excess of SIPC limits were $2.9 million and $7.3 million, respectively.
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

Table of Content
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
The Company has elected to measure the convertible promissory notes at fair value on a recurring basis. Changes in fair value are recorded in other income, net, on the consolidated statements of operation . Interest accrued on the notes is reflected in interest expense on the consolidated statement of operations.
Cash and cash equivalents
Cash and cash equivalents include unrestricted cash and all highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.
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
Leases
The Company determines if an arrangement is a lease at inception. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet.
ROU assets represent an entity’s right to use an underlying asset during the lease term and lease liabilities represent an entity’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease agreement does not provide an implicit rate in the contract, the lessee uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. For such purposes, the lease term applied may include options to extend or terminate the lease when it is reasonably certain that the Company or a subsidiary will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the consolidated balance sheet as ROU lease assets, current lease liabilities, and non-current lease liabilities. Fixed lease payments are included in the calculation of the lease balances, while variable costs paid for certain operating and pass through costs are excluded. The Company's finance leases are not material.
Intangible assets, net
Intangible assets, consisting primarily of acquired in-process research and development (“IPR&D”) with alternative future use and patents, are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful life of 10 years. The Company's intangible assets were acquired as a result of the merger closing between Age-X and Serina and were sold in connection with the sale of UniverXome to Juvenescence in December 2024. Amortization expense was $0.1 million for the year ended December 31, 2024.
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

Table of Content
asset over its fair value, is recorded. There has been no impairment of long-lived assets for the accounting periods presented.
Accounting for warrants
The Company determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are recorded at fair value upon issuance and subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the consolidated statements of operations. Equity classified warrants are recorded at fair value upon issuance and are not subsequently remeasured. See Note 5, Related Party Transactions and 6, Fair Value Measurements, for additional information regarding warrants.
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

Revenue recognition
License revenues
The Company's license revenue relates to a non-exclusive license agreement entered into with Pfizer, Inc. in 2023 that was determined to be within the scope of ASC 606, Revenue From Contracts with Customers. As consideration for the agreement, the Company received an upfront payment and is eligible to receive future payments upon achievement of certain milestones as well as royalties on future sales of products developed using the licensed technology. As the Company's performance obligations were substantially completed upon transfer of the license, the upfront payment was recognized as revenue when earned. Milestone payments were not included in the initial transaction price as it was probable that a significant reversal of cumulative revenue would occur due to the uncertainty in achievement of such milestones. The milestone payments will be recognized as revenue when achievement of the specified milestones is probable. Royalty payments will be recognized as revenue when earned.

License revenues for the years ended December 31, 2024 and 2023, were zero and $3.0 million, respectively. Refer to Note 10, License Revenue for details.
Grant revenues
The Company receives government grants that reimburse the Company for certain allowable costs for funded projects. Grant revenue is recognized in the consolidated statement of operations on a systematic basis over the period in which the Company recognizes qualified research and development costs that grant is intended to compensate and there is reasonable assurance that the Company will meet the terms and conditions of the grant.

Grant revenues for the years ended December 31, 2024 and 2023 were not material.
Research and development expense
Research and development costs are expensed as they are incurred and primary consist of cost incurred for the development of product candidates and drug discovery efforts, which include personnel costs consisting of salaries, benefits and equity-based compensation expense; expenses incurred under agreements with consultants and contract organizations that conduct research and development activities on the Company's' behalf; costs related to production of preclinical and clinical

Table of Content
materials, including fees paid to contract manufacturers; laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and laboratory supplies and equipment used for internal research and development activities. The Company continually evaluates new product opportunities and engages in intensive research and product development efforts. Research and development expenses include both direct costs tied to a specific contract or grant, and indirect costs. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, if any and as applicable, approximate the respective revenues recognized in the consolidated statements of operations.
General and administrative expense
General and administrative expenses consist primarily of personnel costs, and other expenses for outside professional services, including legal, recruiting, audit and accounting, and facility related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for personnel in executive and other administrative functions.
Income taxes
Income taxes are provided in accordance with ASC Topic 740, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.
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
Stock-based compensation expense
The Company provides share-based payments in the form of stock options and restricted stock awards. For awards only subject to service conditions, the Company uses the straight-line attribution method for recognizing compensation expense over the requisite service period, which is generally the vesting period of the award. Compensation expense is recognized on awards ultimately expected to vest. Forfeitures are recorded when they occur.

The Company estimates the fair value of stock option awards and restricted stock awards on the grant date using a Black-Scholes option pricing model.
Basic and diluted net earnings (loss) per share attributable to common stockholders
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company.
Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period.

Table of Content
Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and warrants and the if-converted method for redeemable convertible preferred stock and convertible promissory notes. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating and reporting segment in the United States.
Recently adopted accounting pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280)— Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted as of January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 13.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to income Tax Disclosures, under which entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The Company will adopt this standard as of January 1, 2025, adoption is not expected to have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Codification. The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between nonauthoritative and authoritative guidance (since, unlike the Codification, the concepts statements are nonauthoritative). This ASU is effective for the Company beginning January 1, 2025 and is not expected to have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
3. Recapitalization
As described in Note 1, Legacy Serina merged with Merger Sub on March 26, 2024 with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX. The Merger was accounted for as a reverse recapitalization and Legacy Serina was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) Legacy Serina stockholders own a substantial majority of the voting rights; (ii) Legacy Serina designated a majority of the initial members of the board of directors of the combined company; (iii) Legacy Serina’s executive management team became the management team of the combined company, and (iv) the combined company intends to primarily focus on developing Legacy Serina’s product candidates, and will not continue to develop AgeX’s product candidates.
Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Serina issuing stock to acquire the net assets of AgeX. As a result of the Merger, the Company recorded the assets and liabilities of AgeX at their

Table of Content
acquisition-date fair value, which approximated carrying value. The historical financial statements being presented prior to the Merger are those of Legacy Serina. Historical common and preferred shares of Legacy Serina have been retrospectively restated based on the exchange ratio of 0.97682654 (the “Exchange Ratio”). Additionally, the par value of common stock was retrospectively adjusted to reflect the par value ($0.0001) of the outstanding AgeX common shares with an offset recorded in additional paid-in capital.
At the effective time of the Merger, each outstanding share of Legacy Serina capital stock (after giving effect to the automatic conversion of all shares of Legacy Serina preferred stock into shares of Legacy Serina common stock or held or owned by AgeX or any subsidiary of AgeX or of Legacy Serina and any dissenting shares) was converted into the right to receive 0.97682654 shares of AgeX common stock. See table below representing the shares outstanding immediately following the effective time of the Merger.

Total AgeX shares outstanding prior to Merger	2,500,612
Shares issued to Legacy Serina stockholders	5,913,277
Total shares outstanding	8,413,889
In addition, the Company assumed the Legacy Serina 2017 Stock Option Plan, and each outstanding and unexercised option and warrant to purchase Legacy Serina common stock was adjusted with such stock options and warrants henceforth representing the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock previously represented by such options.
In March 2023, AgeX provided Legacy Serina with bridge financing in the form of a convertible promissory note for the principal amount of $10.0 million (the “AgeX-Serina Note”). See Note 6, Fair Value Measurements, for additional information on the AgeX-Serina Note.
As part of the recapitalization, the Company obtained the assets and liabilities listed below (in thousands):

Cash and cash equivalents	$337
Other current assets	174
Intangible assets	576
Accounts payable and accrued expenses	(2,830)
Loan payable to Juvenescence	(8,017)
Net liabilities acquired	(9,760)
Conversion of AgeX-Serina Note	10,721
Total	$961

The Company recognized the assets and liabilities acquired and the conversion of the outstanding balance of the AgeX-Serina Note into shares of the Company’s common stock upon closing of the Merger, as a net increase in additional paid-in capital within equity for the year ended December 31, 2024.

Table of Content
4. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2024	2023
Prepaid technology access fee	$1,333	$—
Prepaid insurance	192	—
Other prepaid expenses	402	—
Other current assets	77	—
Total prepaid expenses and other current assets	$2,004	$—
Property and equipment, net
Property and equipment, net was as follows (in thousands):

	December 31,
	2024	2023
Computer equipment	$—	$30
Equipment	966	837
Software	136	96
Total property and equipment, gross	1,102	963
Less: accumulated depreciation and amortization	(601)	(390)
Total property and equipment, net	$501	$573
Depreciation and amortization of property and equipment for each of the years ended December 31, 2024 and 2023 was $0.1 million.
Accrued liabilities
Accrued liabilities were comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued severance	$304	$—
Accrued interest on convertible promissory notes	—	558
Accrued compensation	559	13
Other accrued expenses	566	12
Total accrued expenses	$1,429	$583
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

Table of Content
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
On February 14, 2022, AgeX and Juvenescence entered into a Secured Convertible Promissory Note (the “2022 Secured Note”) pursuant to which Juvenescence agreed to provide to AgeX a $13.2 million line of credit for a period of 12 months. The Company drew an initial $8.2 million of the line of credit and used $7.2 million to refinance the outstanding principal and the loan origination fees under a prior loan agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amended and restated the 2022 Secured Note and added $2.0 million to the line of credit available to be borrowed by AgeX, under the 2022 Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note (the “Second Amendment”) that increased the amount of the line of credit available to AgeX by $4.0 million, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note (the “Third Amendment’), which provided that (i) AgeX could draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering as defined in the 2022 Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX would not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment,

Table of Content
and (iii) the definition of “Reverse Financing Condition” was amended to extend to June 20, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio.
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
On October 15, 2024, the Company entered into an Allonge and Ninth Amendment to the Amended and Restated Convertible Promissory Note that provided an increase in the Incremental Commitment amount of $0.1 million. The funds were used to pay certain litigation settlement expenses and related litigation costs.
As of December 31, 2023, the Company had borrowed a total of $20.2 million under the 2022 Secured Note, of which $7.5 million was borrowed during 2023. In July 2023, $18.0 million of 2022 Secured Note indebtedness, comprised of $16.7 million borrowing and $1.3 million of accrued loan origination fees, was extinguished in exchange for shares of AgeX Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement between AgeX and Juvenescence. During the year ended December 31, 2024, the Company borrowed $6.4 million under the 2022 Secured Note.
As an arrangement fee for the 2022 Secured Note, AgeX agreed to pay Juvenescence an origination fee in an amount equal to 4% of the amount of each draw of loan funds, which will accrue as each draw is funded, and an additional 4% of all the total amount of funds drawn that will accrue following the end of the period during which funds may be drawn from the line of credit. The origination fee will become due and payable on the repayment date or in a pro rata amount with any prepayment in whole or in part of the outstanding principal balance of the 2022 Secured Note.
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
As of December 31, 2023, AgeX had issued to Juvenescence 2022 Warrants to purchase a total of 294,482 shares of AgeX common stock, of which 2022 Warrants to purchase 53,980 shares of AgeX common stock were issued during the year

Table of Content
ended December 31, 2023. The exercise prices of the 2022 Warrants issued through December 31, 2023 ranged from $20.75 per share to $30.94 per share representing the market closing price of AgeX common stock on the NYSE American on the one day prior to delivery of the drawdown notices. However, 2022 Warrants to purchase a total of 164,889 shares of AgeX common stock were cancelled pursuant to the Merger Agreement and the remaining 2022 Warrants to purchase a total of 129,593 shares of common stock at prices ranging from $20.75 to $25.01 remain in effect. The number of shares issuable upon exercise of the 2022 Warrants and the exercise price per share are subject to adjustment upon the occurrence of certain events such as a stock split or reverse split or combination of the common stock, stock dividend, recapitalization or reclassification of the common stock, and similar events, and have been adjusted to give effect to the a 1 for 35.17 reverse stock split that AgeX implemented on March 14, 2024. See Note 7, Stockholders’ Equity/(Deficit). The expiration dates of the 2022 Warrants range from June 5, 2025 to April 3, 2026.
Conversion of loan amounts to common stock – The 2022 Secured Note included provisions allowing AgeX or Juvenescence to convert the loan balance and any accrued but unpaid origination fee into AgeX common stock; however, those provisions were eliminated from the 2022 Secured Note pursuant to the Convertible Notes Agreement.
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

Table of Content
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

Sale of subsidiary to Juvenescence

On December 23, 2024, the Company entered into the Stock Purchase Agreement with Juvenescence, pursuant to which Juvenescence purchased all of the outstanding shares of UniverXome, thereby assuming all Legacy Assets AgeX transferred to UniverXome prior to the Merger. The Legacy Assets included all of AgeX’s interests in ReCyte, Reverse Bio along with certain patents, patent applications, and other intellectual property, certain biological materials, certain trademarks and service marks, certain equipment, certain inventory, and certain files and records relating to the foregoing. As consideration for the purchase of UniverXome, Juvenescence assumed the net assets of UniverXome primarily consisting of intangible assets, net, of $0.5 million, and approximately $11.3 million of secured debt, consisting of the 2022 Secured Note and 2023 Secured Note owed by UniverXome to Juvenescence in addition to a nominal cash payment. The debt assumed by Juvenescence was secured by substantially all of the assets of UniverXome. As a result of the sale, the Company derecognized all assets and liabilities of UniverXome with a corresponding increase to additional paid-in capital from Juvenescence calculated as the difference between the carrying amount of the extinguished debt and the fair value of the reacquisition price of the debt. For the year ended December 31, 2024, the Company recognized a $10.9 million capital contribution on the consolidated statement of redeemable convertible preferred stock and stockholders' equity/(deficit).

Table of Content
6. Fair Value Measurements
The Company had the following liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$3,582	$—	$—	$3,582
Total	$3,582	$—	$—	$3,582

	Balance at December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Convertible promissory notes	$2,983	$—	$—	$2,983
Total	$2,983	$—	$—	$2,983
Convertible Promissory Notes
AgeX-Serina Note
On March 15, 2023, Legacy Serina issued the AgeX-Serina Note in the amount of $10.0 million to AgeX. The AgeX-Serina Note bore interest at 7% per annum and was scheduled to mature on March 15, 2026. Serina borrowed the $10.0 million pursuant to the AgeX-Serina Note to provide for general working capital needs.
Serina elected to initially and subsequently measure the AgeX-Serina Note in its entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s consolidated statements of operations.
On March 15, 2023, the fair value of the $10.0 million principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. On the date of the Merger, the AgeX-Serina Note was remeasured to its fair value of $10.7 million as it converted into equity upon the Merger. See Note 3, Recapitalization for details. The change in fair value recognized during the years ended December 31, 2024 and 2023 amounted to approximately $7.0 million loss and $7.0 million gain, respectively.
Legacy Serina Convertible Notes
From September 2022 through February 2023, Legacy Serina issued interest-bearing Convertible Promissory Notes (the “Legacy Serina Convertible Notes”) to various investors in the principal amount of $1.5 million. The Legacy Serina Convertible Notes bore interest at 6% per annum and were scheduled to become due and payable by Legacy Serina two years from the respective issuance dates. The Legacy Serina Convertible Notes provided that upon a Qualified Equity Financing event in which Serina sells shares of Preferred Stock for aggregate proceeds of at least $15.0 million, the principal and outstanding interest on the Legacy Serina Convertible Notes would automatically convert into shares of Legacy Serina’s Preferred Stock issued in the Qualified Financing at a conversion price of the lesser of (i) a 20% discount to the price paid by purchasers in the Qualified Financing and (ii) the quotient resulted from dividing $100 million by the fully diluted capitalization of Legacy Serina immediately prior to the Qualified Financing. If Serina were to enter into a Non-Qualified Equity Financing (less than $15 million in proceeds), the holders of the Legacy Serina Convertible notes would have had the option to convert the Legacy Serina Convertible Notes into shares of Serina’s Preferred Stock issued in the Non-Qualified Financing at the price paid per share. Serina had the right to optionally convert the Legacy Serina Convertible Notes into Legacy Serina Series A-5 Preferred Stock at a price of $13.31 per share, and a warrant to purchase shares of Legacy Serina Series A-5 Preferred Stock with an exercise price of $20.47, and an expiration date of December 31, 2024. If a Change in Control or an IPO were to occur prior to a Qualified Financing, then the holders of Legacy Serina Convertible Notes would have had the option to convert outstanding principal and interest into common stock at a price per share equal to an amount obtained by dividing (i) the Post-Money Valuation Cap ($100 million) by (ii) the Fully Diluted Capitalization, as such terms were defined in the Legacy Serina Convertible Notes, immediately prior to the conversion.

Table of Content
Upon a change in control, the Legacy Serina Convertible Note holders were entitled to require Legacy Serina to repay the outstanding principal and accrued but unpaid interest in cash.
Serina elected to initially and subsequently measure the Legacy Serina Convertible Notes in their entirety at fair value, with changes in fair value recognized in earnings. The fair value inception date adjustment on the instrument is recorded as a component of other income in Serina’s consolidated statements of operations. The change in fair value of the instrument since inception date is recorded on a separate line item as a component of other income in Serina’s consolidated statements of operations.
On July 26, 2023, all of the Legacy Serina Convertible Notes were converted into 115,171 shares of Legacy Serina Series A-5 Preferred Stock. As provided for in the note agreements, the holders of the Legacy Serina Convertible Notes also received warrants to purchase an additional 115,171 shares of Legacy Serina Series A-5 Preferred Stock. See Note 7, Stockholders’ Equity/(Deficit) for discussion of Legacy Serina warrants assumed by the Company upon consummation of the Merger on March 26, 2024. The change in fair value of the Legacy Serina Convertible Notes for the year ended December 31, 2023 was a loss of $0.6 million.

The following is a reconciliation of the beginning and ending balances for the AgeX-Serina Note and the Legacy Serina Convertible Notes liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023, respectively (in thousands):

	AgeX-Serina Note	Legacy Serina Convertible Notes
Balance as of December 31, 2023	$2,983	$—
Conversion into equity	(10,000)	—
Change in fair value	7,017	—
Balance as of December 31, 2024	$—	$—

	AgeX-Serina Note	Legacy Serina Convertible Notes
Balance as of December 31, 2022	$—	$1,617
Convertible debt issuance	10,000	100
Inception adjustment	(2,240)	—
Notes converted to Series A-5 pref. stock	—	(963)
Notes converted to warrants	—	(175)
Change in fair value	(4,777)	(579)
Balance as of December 31, 2023	$2,983	$—
Warrant Liability
The Company classifies the Post-Merger Warrants, Incentive Warrants and Replacement Incentive Warrants (collectively, the “Merger Warrants”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations. The change in fair value of these warrant liabilities recognized during the year ended December 31, 2024, amounted to a 13.2 million gain. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
Upon consummation of the Merger, the Company assumed the outstanding, unexercised warrants to purchase Legacy Serina capital stock ("Assumed Warrants") as liabilities. All Assumed Warrants were adjusted such that after the Merger each such Assumed Warrant represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such Assumed Warrant prior to the Merger. The Assumed Warrants have an exercise price of $20.47 per share and expired on December 31, 2024. As such, they are no longer outstanding as of December 31, 2024.

Table of Content
The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2024 (in thousands):

Merger Warrants
Balance as of December 31, 2023	$—
Fair value at inception of Post-Merger Warrants	18,501
Exercise	(1,372)
Derecognition of Incentive Warrants	(1,798)
Initial recognition of fair value of Replacement Incentive Warrants	1,407
Change in fair value	(13,156)
Balance at December 31, 2024	$3,582
There were no warrant liabilities for the year ended December 31, 2023.
The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions during the year ended December 31, 2024:

Merger Warrants
Expected volatility	99.15% -125.89%
Expected term (in years)	0.6 – 3.24
Risk-free interest rate	4.14% - 4.28%
Expected dividend yield	0.00%
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
See Note 7, Stockholders’ Equity/(Deficit) for further details regarding the Warrants.
7. Stockholders’ Equity/(Deficit)
Redeemable Convertible Preferred Stock
All Legacy Serena redeemable convertible preferred stock was converted into common stock at the time of the Merger as described in Note 1.

Table of Content
The table below presents Legacy Serina redeemable convertible preferred stock information adjusted for the 0.97682654 Exchange Ratio as of December 31, 2023 (in thousands other than per share price).

Preference Order	Designation	Shares Designated	Shares Issued and Outstanding	Issue Price per Share	Carrying Value	Liquidation Preference
#1	Series A Preferred Stock	391	391	$5.12	$2,000	$2,002
#2	Series A-1 Preferred Stock	293	293	6.82	1,998	1,998
#3	Series A-2 Preferred Stock	1,091	1,091	10.17	11,085	11,095
#4	Series A-3 Preferred Stock	487	487	12.80	6,240	6,234
#5	Series A-4 Preferred Stock	702	702	13.31	9,347	9,344
#6	Series A-5 Preferred Stock	1,954	474	13.31	5,734	6,309
		4,918	3,438		$36,404	$36,982
Common Stock
The holders of common stock are entitled to one vote for each share of common stock which is outstanding on all matters on which stockholders are entitled to vote generally. The holders of shares of common stock do not have cumulative voting rights. Except as otherwise required by law, holders of common stock are not be entitled to vote on any amendment to our Amended and Restated Certificate of Incorporation that relates solely to the terms, number of shares, powers, designations, preferences or relative, participating, optional or other special rights, or to qualifications, limitations or restrictions thereof, of one or more outstanding series of preferred stock if the holders of such affected series are entitled to vote thereon pursuant to our Amended and Restated Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Holders of shares of our common stock will not have any dividend, liquidation, preemptive, subscription or conversion rights, and there will not be any redemption or sinking fund provisions applicable to our common stock.
In March 2024, the Company amended and restated its certificate of incorporation to increase the authorized shares of common stock to consist of 40,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.
As of December 31, 2024 and 2023, the Company had reserved common stock on an as-converted basis for future issuance as follows (in thousands):

	December 31,
	2024	2023
Outstanding common stock warrants	1,997	359
Outstanding common stock options under the Plans	3,221	1,716
Reserved for future stock option grants	1,977	13
Total common stock reserved for future issuance	7,195	2,088
Warrants
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant is exercisable for one “Unit” at a price equal to $13.20 per Unit and will expire on July 31, 2025. Each Unit will consist of (i) one share of Company common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of Company common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. As of December 31, 2024 there were 366,691 Post-Merger Warrants issued and outstanding. The Company classifies the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.

Table of Content
The Side Letter provided, among other things, that Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15.0 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence received 1,133,594 Post-Merger Warrants. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028.
Replacement Incentive Warrants
On November 26, 2024, the Company entered into the agreement with Juvenescence (the "Agreement") whereby the Company will issue 1,000,000 shares of common stock at $10.00 per share, for an aggregate amount of $10 million in two equal tranches and to surrender to the Company its outstanding Post-Merger Warrants for the purchase of 755,728 shares of common stock, including all underlying Incentive Warrants issuable upon exercise thereof. In connection with Agreement, the Company issued to Juvenescence warrants to purchase 755,728 shares of common stock at an exercise price of $18.00 per share (the “Replacement Incentive Warrants”). The Replacement Incentive Warrants expire on March 26, 2028. As a result of the transaction, the Company derecognized warrant liabilities of $1.8 million associated with the surrendered and cancelled Post-Merger and Incentive Warrants and recorded the initial warrant liabilities of $1.4 million associated with the Replacement Incentive Warrants in the consolidated balance sheet as of December 31, 2024.
The closing on the first tranche occurred on November 27, 2024 and the Company issued 500,000 shares of its common stock to Juvenescence for $5.0 million. Juvenescence also agreed to purchase the second tranche of 500,000 shares of common stock and receive corresponding Replacement Incentive Warrants for a second aggregate payment of $5.0 million in January 2025. In connection with the first tranche closing, Juvenescence pledged 122,136 shares of common stock to the Company as security for the closing of the second tranche. The second tranche closed on January 31, 2025.
As of December 31, 2024, Juvenescence held one Post-Merger Warrants, 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants. The Company classifies the Replacement Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Details of the Merger Warrants activity for the year ended December 31, 2024 are as follows ( in thousands):

	Post-Merger Warrants	Incentive Warrants	Replacement Incentive Warrants
Balance at December 31, 2023	—	—	—
Warrants issued	1,500	378	—
Warrants exercised	(378)	—	—
Warrants exchanged	(755)	—	756
Balance at December 31, 2024	367	378	756
Assumed Warrants
Upon consummation of the Merger, the Company's Assumed Warrants were adjusted such that after the Merger each such Assumed Warrant represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such Assumed Warrant prior to the Merger. All 473,681 Assumed Warrants had an exercise price of $20.47 per share and expired on December 31, 2024, none were outstanding as of December 31, 2024.
Former AgeX Warrants
As of December 31, 2024, there are 129,593 warrants issued and outstanding with exercise prices ranging from $20.75 to $25.01 and expiration dates ranging from June 5, 2025 to April 3, 2026. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the

Table of Content
remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
8. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 stock options to be granted to new employees or non-employee directors. The Company may also grant restricted stock for the settlement of restricted stock units which are hypothetical units issued with reference to common stock (“RSUs”) or stock appreciation rights (“SARs”) under the Inducement Plan. The Plan also permits the Company to issue such other securities as its Board of Directors or the Compensation Committee administering the Inducement Plan may determine. Options under this plan primarily have a ten-year life, vest and therefore become exercisable in periodic installments as determined by the Board or Committee or based upon the attainment of a Performance Goal or the occurrence of a specified event. The vesting provisions of individual options may vary. As of December 31, 2024, options to purchase 45,000 shares of the Company's common stock were outstanding under the 2024 Inducement Equity Plan, which options have an exercise price of $5.30 per share and expire in November 2034. As of December 31, 2024, zero stock options had been exercised and there were 955,000 shares available for grant under the 2024 Inducement Plan.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”) which provided 1,725,000 stock option to be granted to employees, directors, and consultants. The Company may also grant RSUs or SARs under the 2024 Incentive Plan. On December 13, 2024, stockholders approved 950,000 additional shares of the Company’s common stock to be added to the 2024 Incentive Plan for future issuance. The 2024 Incentive Plan also permits the Company to issue such other securities as its Board of Directors or the Compensation Committee administering the Incentive Plan may determine. Options under this plan primarily have a ten-year life, vest and therefore become exercisable in periodic installments as determined by the Board of Directors or Compensation Committee or based upon the attainment of a performance goal or the occurrence of a specified event. The vesting provisions of individual options may vary. As of December 31, 2024, options to purchase 1,652,792 shares of the Company's common stock were outstanding under the 2024 Incentive Plan, which options have exercise prices ranging from $6.66 to $14.87 per share and expire on dates ranging from March 2034 to September 2034. As of December 31, 2024, zero stock options had been exercised and there were 1,022,208 shares available for grant under the 2024 Incentive Plan.
Serina 2017 Stock Option Plan
In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. The options were adjusted such that after the Merger each such option granted and outstanding under the 2017 Option Plan represents the right to purchase a number of shares of Company common stock equal to 0.97682654 multiplied by the number of shares of Legacy Serina common stock issuable upon the exercise of such options granted and outstanding under the 2017 Option Plan prior to the Merger. As of December 31, 2024, options to purchase 1,521,172 shares of the Company's common stock were outstanding under the 2017 Option Plan, which options have an exercise price of $0.06 per share and expire on dates ranging from July 2027 to December 2032. For the year ended December 31, 2024, 194,932 stock options under the 2017 Option Plan had been exercised. Pursuant to the Merger Agreement, no further options shall be granted under the 2017 Option Plan.
Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” formerly AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. Pursuant to the Merger Agreement, all “out of the money” options (meaning those options with an exercise price equal to or greater than $0.7751 on a pre-reverse stock split basis) were canceled and no further options shall be granted under the 2017 Incentive Plan. The “in the money” stock options were adjusted for the reverse stock split ratio of 1 for 35.17. As of December 31, 2024, there were 1,812 stock options granted

Table of Content
and outstanding under the 2017 Equity Incentive Plan, which options have an exercise of $13.19 per share and expiration dates in January 2034. As of December 31, 2024, no stock options under the 2017 Incentive Plan had been exercised.
A summary of Serina stock option activity under all plans and related information are as follows (in thousands, except weighted average exercise price):

	Number of Options Outstanding	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	1,716	$0.06	7.5	$—
Assumed options in connection with the Merger	12	$24.04
Granted	1,713	$9.03
Exercised	(195)	$0.06		$1,753
Cancelled/Forfeited	(25)	$13.59
Balance at December 31, 2024	3,221	$4.81	7.7	$7,530
Options exercisable December 31, 2024	1,677	$1.05	6.0	$7,530
Stock-based Compensation Expense
During the year ended December 31, 2024, Company granted stock options to purchase 1,713,000 shares of common stock to certain employees and consultants, with a weighted average grant date fair value of $7.83 per share. There were no stock options granted during the year ended December 31, 2023. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $1.8 million and $0.2 million, respectively. Total unrecognized compensation cost related to unvested stock option grants of $10.8 million as of December 31, 2024 is expected to be recognized over weighted average period of 3.1 years.
Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$551	$—
General and administrative	2,044	25
Total stock-based compensation expense	$2,595	$25
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including the market price of the underlying common stock, expected option life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants for the years ended December 31, 2024 and 2023 were as follows:

Year ended December 31,
	2024(1)	2023(2)
Expected life (in years)	5.0 - 6.1	—
Volatility	112.67% - 118.33%	—
Risk-free interest rates	3.54% - 4.65%	—
Dividend yield	—	—
(1)Relates to stock options granted under the Serina 2024 Equity Incentive Plan and the Serina 2024 Inducement Equity Plan during the period.
(2)There were no stock options granted during the year.

Table of Content
Each of these inputs is subjective and generally requires significant judgment.
Expected Life — The expected life represents the weighted-average period that the Company's stock-based awards are expected to remain outstanding and is determined using the "simplified method", whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
Volatility — The volatility is estimated using the historical volatilities of comparable publicly traded companies over a period equal to the expected life as the Company does not have sufficient trading history for its common stock price.
Risk-free interest rates — The risk-free interest rate is determined by reference to the U.S. Treasury fixed rate maturities issues similar in duration to the expected life of the award.
Dividend yield — The Company currently has never paid and has no plans to pay any dividends on its common stock. Therefore, the Company has used an expected dividend rate of zero.
The Company does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.
9. Profit Sharing Plan
Through its wholly owned subsidiary, Legacy Serina, the Company has established a 401(k) profit sharing plan (the “PSP”) for all eligible employees. The PSP provides for eligible employee contributions subject to certain annual Internal Revenue Code limits. For participants who are age 50 or older during any calendar year, additional employee contributions are allowed under the PSP, subject to Internal Revenue Code limits.
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the years ended December 31, 2024 or 2023.
10. License Revenue
In October 2023, the Company entered into a non-exclusive license agreement with Pfizer, Inc. (“Pfizer”) for the use of its POZ polymer technology in lipid nanoparticle drug delivery formulations. The agreement grants Pfizer non-exclusive rights to certain intellectual property, know-how, and proprietary technologies. Under the terms of the agreement, Pfizer is authorized to develop, manufacture, market, and commercialize products incorporating the licensed technology with respect to a specific POZ polymer structure in one field. The agreement outlines the protection and enforcement of intellectual property rights related to the licensed technology. Pfizer is obligated to use commercially reasonable diligent efforts to develop and commercialize licensed products, and to use such efforts to accomplish specified development and commercial objectives. The agreement includes a one-time upfront payment of $3 million that was received on December 15, 2023, milestone payments due upon the achievement of specific development, regulatory, and commercial milestones, and a royalty on net sales of products incorporating the licensed technology in accordance with the terms outlined in the license agreement. The range of royalties on sales of products is between 2.75% – 3.5% and is tiered to achievement of certain sales milestones.
The upfront payment was recognized upon execution of the contract as the performance obligation related to the payment was substantially satisfied. No other milestones or product sales have been achieved as of December 31, 2024.
11. Income Taxes
Domestic and international pre-tax income/(loss) consists of the following (in thousands):

Table of Content

	Year Ended December 31,
	2024	2023
United States	$(11,141)	$5,269
International	—	—
(Loss)/Income before income taxes	$(11,141)	$5,269
For the years ended December 31, 2024, and 2023 the Company did not record a tax provision or deferred tax benefit.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$22,465	$10,170
Capital loss carryforward	6,922	8
Credits	2,446	2,050
Capitalized research costs	2,471	443
Stock based compensation - NQSO	558	—
Deferred lease liability	127	98
Accruals and reserves	221	—
Amortization and patent costs	453	—
Fixed assets	—	23
Other	8	190
Gross deferred tax assets	35,671	12,982
Valuation allowance	(35,445)	(12,842)
Total deferred tax assets	226	140

Deferred tax liabilities:
Fixed assets	(76)	—
Lease ROU asset	(150)	(140)
Total deferred tax liabilities	(226)	(140)
Net deferred tax assets:	$—	$—
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024 and 2023 the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $22.6 million.
As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $87.8 million, which will begin to expire in 2027 and $63.1 million that have an unlimited carryforward period. Additionally, for state income tax purposes, the Company had net operating losses of $56.1 million that will expire at various dates between 2025 and 2043.

Table of Content
As of December 31, 2024, the Company had federal and state capital loss carryforwards of $25 million and $18.7 million respectively. These carryforwards will begin to expire in 2026 through 2029.
As of December 31, 2024, the Company had federal and state research credit carryforwards of approximately $2.9 million and $0.4 million, respectively. The federal research credit carryforwards will begin to expire in 2026 while the California research credits carry forward have an indefinite life.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. Accordingly, the Merger may constitute an ownership change that may materially limit the company's use of their NOL carryforwards.
As of December 31, 2024 and 2023, the balance of the gross unrecognized tax benefits was $0.1 million each year, with no interest and penalties in either year. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company files income tax returns in the U.S. federal and various state with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to December 31, 2020 for federal purposes and for state purposes, except in certain limited circumstances.
Rate Reconciliation
Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the years ended December 31, 2024 and 2023 as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax at statutory rate	$(2,340)	$1,107
State income taxes	(724)	(46)
Stock based compensation	—	5
Nondeductible items	(4,327)	(1,818)
Acquired NOLs	(10,353)	—
Acquired capital loss	(3,120)	—
Other items	(1,739)	—
Valuation allowance	22,603	752
Total	$—	$—
Uncertain Tax Positions
The Company has established a reserve against its U.S. research and development credits, with no related accrued interest. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.
A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2023	$—
Increase in balance upon Merger	264
Increase in balance related to tax positions taken during prior years	552
Balance at December 31, 2024	$816

Table of Content
12. Commitments and Contingencies
Facilities and Equipment Lease Agreements
The Company leases its lab and office facilities in Huntsville, Alabama, for various terms under long-term, non-cancelable operating lease agreements. The leases expire on various dates from October 2025 through January 2028 and provide for renewal periods of two years.
The Company also leased laboratory equipment under a long-term, non-cancelable operating lease which expired in September 2024 and was subsequently replaced by a month-to-month cancellable agreement.
The Company also leases two pieces of equipment for various terms under long-term, non-cancelable finance lease agreements. One of the two finance leases expired in September 2024 with ownership passed on to the Company in accordance with the original term of the lease agreement, while the other finance lease expired in February 2025.
Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$214	$188
Operating cash flows from finance leases	$2	$7
Financing cash flows from finance leases	$35	$48
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$755
Finance leases	$—	$—

Table of Content
Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	December 31,
	2024	2023
Operating lease
Right-of-use assets	$862	$862
Accumulated amortization	(401)	(196)
Right-of-use asset, net	$461	$666

Right-of-use lease liability, current	$192	$214
Right-of-use lease liability, noncurrent	268	461
Total operating lease liabilities	$460	$675

Finance leases
Right-of-use assets	$163	$163
Accumulated amortization	(77)	(53)
Right-of-use asset, net	$86	$110

Right-of-use lease liability, current	$1	$36
Right-of-use lease liability, noncurrent	—	1
Total finance lease liabilities	$1	$37

Weighted average remaining lease term
Operating lease	2.53 years	3.32 years
Finance leases	0.16 years	0.64 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	6.67%	11.90%
The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2024 (in thousands):

Operating Leases
Year ending December 31, 2025	$217
Year ending December 31, 2026	159
Year ending December 31, 2027	117
Year ending December 31, 2028	10
Total undiscounted lease payments	503
Less: imputed interest	(43)
Total lease obligations	460
Less: current portion	(192)
Long-term lease obligations	$268

Table of Content
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
Indemnification
In the normal course of business, the Company may provide indemnifications of varying scope under the Company’s agreements with other companies or consultants, typically for the Company’s research and development programs. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the Company’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from the Company to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease. The Registration Rights Agreement between Juvenescence and the Company includes indemnification provisions pursuant to which the parties will indemnify each other from certain liabilities in connection with the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act. The Company has also agreed to provide the AST Indemnity and the ETC Indemnity pursuant to the Letter of Indemnification described in Note 4, Related Party Transactions. The term of these indemnification obligations will generally continue in effect after the termination or expiration of the particular license, lease, or agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure and in the case of the AST Indemnity and the ETC Indemnity the Company has received a cross-indemnity from Juvenescence against all claims, damages, liabilities or losses arising out of the AST Indemnity and the ETC Indemnity. As a result, the Company believes the fair value of these

Table of Content
indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements to date.
13. Net Earnings (Loss) Per Common Share
Basic and diluted net earnings (loss) per common share attributable to common stockholders is calculated for the periods presented as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Basic net (loss) earnings per common share allocable to common stockholders

NUMERATOR
Net (loss) income	(11,207)	5,269
Less: net loss attributable to noncontrolling interest	66	—
Net (loss) earnings attributable to Serina	(11,141)	5,269
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net (loss) earnings per common share	7,359	2,235

Basic net (loss) earnings per common share allocable to common stockholders	$(1.51)	$2.36

Diluted net (loss) earnings per common share allocable to common stockholders

NUMERATOR
Net (loss) earnings attributable to Serina	(11,141)	5,269
Add back: interest on convertible promissory notes	—	83
Net (loss) earnings allocable to common stockholders	(11,141)	5,352
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net (loss) earnings per common share	7,359	2,235
Add: dilutive effect of stock options	—	1,677
Add: dilutive effect of common stock issued for convertible promissory notes	—	—
Add: dilutive effect of redeemable convertible preferred stock	—	3,439
Weighted-average shares of common stock outstanding used to calculate diluted net (loss) earnings per common share	7,359	7,351

Diluted net (loss) earnings per common share attributable to common stockholders	$(1.51)	$0.73
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) earnings per common share because to do so would be anti-dilutive (in thousands):

	December 31,
	2024	2023
Stock options	3,221	—
Warrants	1,997	474
Total anti-dilutive securities	5,218	474

Table of Content
Note 14 – Segment reporting
The Company has one reportable segment relating to the research and development of its POZ platform. The segment derived its revenues primarily from License revenue. See Note 10, License Revenue, for details.

The Company’s CODM, its Chief Executive Officer and the senior executive leadership team manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues and expenses by specific categories to make informed decisions.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ending December 31,
	2024	2023
Revenue	$56	$3,153
Less:
Research and development
Project specific (1)	2,962	698
Non-Project specific (2)	475	320
Compensation (3)	3,462	1,212
Infrastructure Management and Facilities	363	27
Depreciation	218	131
General and administrative
Professional and outside service fees (4)	3,341	846
Compensation (3)	4,468	1,213
Infrastructure Management and Facilities	339	236
Merger and Integration related	1,476	1,599
Total operating expenses	17,104	6,282
Loss from operations	(17,048)	(3,129)

Interest expense	(526)	(558)
Interest income	235	283
Other income, net	6,132	8,673
Segment and Consolidated Net (Loss)/Income	$(11,207)	$5,269

(1) Research and development project specific expenses largely consists of costs incurred to develop the Company's lead product candidate, SER 252 (POZ-apomorphine) as well as expenses incurred to develop other small molecules, RNA-based therapeutics and antibody-based drug conjugates ("ADCs").
(2) Research and development non-project specific expenses mainly consists of laboratory expenses and fees paid to outside services.
(3) Compensation includes employee salary and fringe benefits, stock based compensation and compensation to independent contractors.
(4) General and administrative professional and outside service fees include legal, accounting and audit, board, insurance, and SEC filing fees.
15. Subsequent Events
None other than reported in Note 7, Stockholders’ Equity/(Deficit).

Table of Content
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of December 31, 2024, due to material weaknesses described below.
In light of the conclusion that our disclosure controls and procedures are considered ineffective as of December 31, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Annual Report. Accordingly, we believe, based on our knowledge, that: (i) this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this Annual Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report. It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.
In the evaluation of our internal controls over financial reporting discussed above, we identified material weaknesses due to a lack of internal controls. Specifically, management has determined the following:
•management does not have sufficient qualified accounting personnel to support the preparation of financial statements that comply with U.S. GAAP and SEC reporting requirements

Table of Content
•a lack of validation of completeness and accuracy of internally prepared data, including key reports generated from systems, utilized in the operations of controls;
•inadequate controls and segregation of duties due to limited resources and number of employees;
•substantial reliance on manual reporting processes and spreadsheets external to the accounting system for financial reporting leading to delays in our closing process; and
•a lack of experience in monitoring and administering our internal control over financial reporting.
To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants.
Remediation Plan
We began implementation of remedial measures to address the material weaknesses, which primarily stem from our small workforce and limited resources prior to the Merger. Following the Merger, the accounting and financial operations personnel and resources from AgeX started to monitor and administer Legacy Serina’s internal controls over financial reporting and development. In the second half of 2024, we began certain of the following measures for our remediation plan:
–We engaged financial operations employees and consultants to assess and establish internal controls
–To strengthen our accounting and finance team, we hired professionals with technical expertise in public company accounting and financial reporting experience.
–In addition to expanding our internal team, we leverage third-party consultants and specialists to provide technical accounting experience and assist with systems implementation.
–We developed standardized templates and implemented enhanced processes and procedures for accounting, financial close and reporting.
–We implemented automation and integration improvements in our financial IT systems, and are actively working on further enhancements to our platforms.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Content
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Directors
Our Current Directors
The following table sets forth information regarding our Board of Directors as of the date of this filing:

					Committee Membership
Name of Director	Age	Class	Director Since	Current Term Expires	Audit	Compensation	Nominating and Corporate Governance
Steve Ledger	65	II	Mar. 2024	2025
Non-Employee Directors
Balkrishan “Simba” Gill, Ph.D.	61	I	Apr. 2024	2027
Gregory H. Bailey, M.D.	69	III	Mar. 2024	2026		Member
Remy Gross	55	I	Mar. 2024	2027	Member	Member
Richard Marshall, BDE, M.D., Ph.D.	58	III	Mar. 2024	2026			Member
Karen J. Wilson	61	II	Jan. 2025	2025	Member	Chair	Chair
Jay Venkatesan	53	III	Feb. 2025	2026	Chair		Member
Steve Ledger has served as Serina's Chief Executive Officer since March 2024 and as a member of the Serina Board of Directors since December 2022. Mr. Ledger served as Serina's Chief Financial Officer from June 2021 to March 2024. Mr. Ledger has more than 35 years of experience as an investor, board member, advisor, and in operational roles with early-stage companies. From 2018 to the present, Mr. Ledger serves as Managing Partner of Form & Fiction Ventures, Inc. (FFV), a venture studio that launches and invests in startup and seed stage companies focused on socially responsible initiatives. From 2018 to February 2022, Mr. Ledger served as an advisor at Caldwell Sutter Capital, Inc., an SEC registered broker dealer and investment management firm focused on value-based equity and debt securities. From 2002 to 2012, Mr. Ledger was the founder and managing member of Tamalpais Partners, LLC, the general partner to funds focused on special situations in the small capitalization public equity markets. Mr. Ledger received a B.A. in Economics from the University of Connecticut.
Non-Employee Directors

Balkrishan “Simba” Gill, Ph.D. served as the founding Executive Chair, and has served as President and Chief Executive Officer, and a member of the Board of Directors of Evelo Biosciences, Inc. from 2015 to 2023. Simba has also served as a Venture Partner at Flagship Pioneering since 2015, and a member of the Board of Directors of Foghorn Therapeutics from 2017. From 2016 to 2019, Simba served as a Director at Realm Therapeutics PLC. From 2006 to 2015, Simba served as the President and Chief Executive Officer of moksha8 Pharmaceuticals, Inc and as a Partner at TPG Growth. Prior to these roles Simba was President and CFO at Maxygen from 1997 to 2006 and before that head of Corporate Development at Valentis and at Systemix. He worked at Boehringer Mannheim as co-head of Global Marketing for Recormon, Head of North Africa and Head of Corporate Development for the Elecsys Immunodiagnostic Platform. Simba is an immunologist and received his Ph.D. for early work on antibody drug discovery development from King’s College, London based on work done at Celltech. He received his M.B.A. from INSEAD. He has lived and worked in many countries and locations across the US, Latin America, Europe, the Middle East, Asia, and Africa.

Gregory H. Bailey, M.D. has served on the AgeX Board since August 2018 and served as the Chair of the AgeX Board from October 2018 until May 2022. Dr. Bailey has served as a member of the Legacy Serina Board since March 2023. Dr. Bailey is currently Executive Chairman of Juvenescence. From October 2017 until January 2023, Dr. Bailey served as the Chief Executive Officer of Juvenescence. Dr. Bailey is also a board director of BioHaven Ltd., Manx Financial Group, plc, SalvaRx Group, plc., and Portage Biotech, Inc. Dr. Bailey founded and served as a director of a number of private and public companies and previously served as a managing partner of Palantir Group, Inc., a merchant bank involved in a number of biotech company startups and financings. Dr. Bailey practiced emergency medicine for 10 years before entering finance. Dr. Bailey received his M.D. from the University of Western Ontario.

Table of Content

Remy Gross has served as Vice President, Business Development & Technology Advancement at the Buck Institute for Research (“Buck”) on Aging from 2006. Mr. Gross has advised and helped create multiple new biopharmaceutical startups at Buck, including Unity Biotechnology, Inc., Aeovian Therapeutics, Inc., and BhB Therapeutics, Inc. Prior to Buck, Mr. Gross held increasingly senior roles at Shearwater from 1994 to 2001, and at Nektar after AgeX's acquisition of Shearwater from 2001 to 2005, including Vice President of Operations. In 2013, Mr. Gross co-founded RCP Companies, Inc., a boutique real estate company providing acquisition, development, and asset management. Mr. Gross serves as a board director of BhB Therapeutics, Inc., Napa Therapeutics, Inc., and Selah Therapeutics, Inc. Mr. Gross serves on several non-profit boards including MidCity Accelerator Foundation, Hatch HSV and k3innovation. Mr. Gross received a B.S. in Chemistry from Loyola University New Orleans.
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
Karen J. Wilson has more than three decades of leadership experience in the life sciences sector. Ms. Wilson currently serves as a board director for Connect Biopharma Holdings Limited, Elicio Therapeutics, Inc. and LAVA Therapeutics NV. Previously, Ms. Wilson held the position of Senior Vice President of Finance at Jazz Pharmaceuticals plc, where she also served as Principal Accounting Officer and Vice President of Finance. Prior to joining the Jazz Pharmaceuticals organization in February 2011, she held senior finance roles at PDL BioPharma, ViroLogic, and Novare Surgical Systems and was a consultant and auditor for Deloitte & Touche LLP. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley.
Jay Venkatesan has most recently served as Chairman, President, and CEO of Angion Biomedica until its merger with Elicio Therapeutics in 2023. Dr. Venkatesan currently serves as a Board Director at Elicio Therapeutics, Inc. Previously, he was President and Board Director of Alpine Immune Sciences, which he co-founded as a Managing Partner of Alpine BioVentures. Alpine Immune Sciences was acquired by Vertex Pharmaceuticals for $4.9 billion in May 2024. Before Alpine, he founded and managed Ayer Capital, a global healthcare investment fund. Earlier in his career, Dr. Venkatesan was a director at Brookside Capital, a division of Bain Capital, where he co-managed healthcare investments. He also held roles as a venture investor with Patricof & Co. Ventures (now Apax Partners) and as a consultant at McKinsey & Co. Dr. Venkatesan holds an M.D. from the University of Pennsylvania School of Medicine and an M.B.A. from the Wharton School of the University of Pennsylvania. He earned his B.A. from Williams College.
Family Relationships
There are no family relationships among any of the Company’s proposed directors and executive officers.
Audit Committee
We have established an Audit Committee of the Board of Directors. The members of the Audit Committee are Jay Venkatesan (Chair), Remy Gross and Karen J. Wilson.
All current members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE American and Ms. Wilson qualifies as an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE American. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. We believe that each member of the Audit Committee is independent under the applicable rules of the SEC and the NYSE American. The Audit Committee operates under a written charter that satisfies

Table of Content
the applicable standards of the SEC and the NYSE American. A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.serinatherapeutics.com.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and employees and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.serinatherapeutics.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.
Insider Trading Policy
We have adopted our Insider Trading Policy applicable to the Company, our directors, our officers, all of our employees and our designated consultants, governing the purchase, sale, and/or other dispositions of our securities. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of March 1, 2025.

Name	Age	Position
Steve Ledger	65	Chief Executive Officer and Class II Director
Gregory S. Curhan	63	Chief Financial Officer
Randall Moreadith, M.D., Ph.D.	71	Chief Development Officer
Srini Tenjarla	63	SVP CMC & Formulation
Steve Ledger. Information concerning Mr. Ledger can be found above under “Our Current Directors.”
Mr. Curhan has served as our Chief Financial Officer since August 2024 through his capacity as a partner at FLG Partners, LLC (FLG Partners), a Silicon Valley chief financial officer services firm. Mr. Curhan, has been a partner at FLG Partners, since February 2020, and since 2020 Mr. Curhan has also served as the CFO of Curevo Vaccines, a Seattle-based private venture backed biotech focused on infectious disease immunology. From June 2020 until June 2023, Mr. Curhan also served as the Chief Financial Officer of Angion Biomedica Corp. Prior to joining FLG Partners, Mr. Curhan was Chief Financial Officer and Senior Vice President Corporate Development of Providence Medical Technology, a venture-backed medical device manufacturer from December 2016 until January 2020. Prior to that, Mr. Curhan was a Business Development Officer at Brighton Jones, a financial planning company, from December 2012 to December 2016. Mr. Curhan has a B.A. in Economics from Dartmouth College.
Randall Moreadith, M.D., Ph.D. has served as Serina's Chief Development Officer since March 2024. Dr. Moreadith served as Legacy Serina's President and Chief Executive Officer and as a member of the Legacy Serina's Board of Directors from September 2010 to March 2024. From July 2009 to December 2009, Dr. Moreadith was Chief Development Officer at Nektar Therapeutics (Nektar) where he led clinical and drug development programs that successfully moved several of the Nektar’s PEGylated small molecule drugs into clinical trials for four clinical indications (ovarian, breast, cervical and colorectal cancer) and the out-licensing efforts for the approved product now known as Movantik®. Prior to Nektar, Dr. Moreadith served as the Executive Vice President and Chief Medical Officer of Cardium Therapeutics, Inc. where he led the advancement of novel DNA-based adenoviral therapeutics into Phase IIb and Phase III late-stage development, from 2006 to 2008. Prior to Cardium, Dr. Moreadith served as Chief Medical Officer of Renovis, Inc. where

Table of Content
he led the Clinical, Regulatory and Quality Assurance Groups in 2004 to 2005. From 1996 to 2003, Dr. Moreadith was co-Founder, President, and Chief Operating Officer of ThromboGenics, Ltd. (now Oxurion), a leader in the field of thrombosis drug development. During his tenure at ThromboGenics, the company advanced four biologics into mid-stage development, with one product later approved (Ocriplasmin™). Dr. Moreadith received his M.D. from Duke University and is trained clinically in Internal Medicine and Cardiovascular Diseases. Dr. Moreadith received his Ph.D. from Johns Hopkins University and following his Fellowship in Cardiology at Duke University, he joined the laboratory of Professor Philip Leder where he was a Howard Hughes Medical Institute Fellow in Genetics at Harvard Medical School. Dr. Moreadith was a member of the faculty of the University of Texas Southwestern Medical Center.
Srini Tenjarla, Ph.D. has served as Serina's Senior Vice President of CMC and Formulation as of July 2024. Dr. Tenjarla has more than 30 years experience if Life sciences. .Prior to joining Serina Therapeutics, Dr. Tenjarla served as Vice President and Head of Drug Product Development and Process Chemistry Development/Outsourcing in Pharmaceutical Sciences at Takeda Pharmaceuticals. In this role, he provided technical and strategic leadership to global teams, overseeing phase-appropriate development from Phase 1 through product validation and PAI readiness. Prior to his tenure at Takeda, Dr. Tenjarla held several leadership roles at Shire Pharmaceuticals, culminating in his position as Vice President of Pharmaceutical Sciences. Dr. Tenjarla has a proven track record in advancing programs through clinical phases to NDA/BLA submission and approval.
Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other Company equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of Forms 3 and 4 and amendments thereto filed during the last fiscal year, and Forms 5 and amendments thereto filed with respect to the last fiscal year, by the Reporting Persons, or written representation from the Reporting Persons that no Form 5 was required, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2024, except Steven Mintz filed a late Form 4 on June 27, 2024 to report the purchase of Serina common stock on June 21, 2024, Gregory Bailey filed a late Form 4 on August 20, 2024 to report the purchase of Serina common stock on August 15, 2024 and Gregory Curhan filed a late Form 4 on August 20, 2024 to report the receipt of a grant of options to buy Serina common stock on August 15, 2024.
Item 11. Executive Compensation
Smaller Reporting Company
We are a “smaller reporting company” as defined in the rules and regulations of the SEC. As a smaller reporting company we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not a smaller reporting companies. Accordingly, this Report includes reduced disclosure about our executive compensation arrangements.
Our named executive officers for the fiscal year ended December 31, 2024, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2024, are:
•Steve Ledger, our Chief Executive Officer and Director;
•Gregory S. Curhan, our Chief Financial Officer; and
•Dr. Srinivas Tenjarla, our Senior Vice President of CMC and Formulation;
Dr. Joanne M. Hackett served as our Interim Chief Executive Officer from August 2023 to March 2024.

Summary Compensation Table

Table of Content
The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2024 and 2023.

Name and principal position	Year	Salary ($)	Bonus ($)(1)		Option Awards (2)	All Other Compensation ($)		Total ($)
Steve Ledger (3)	2024	326,250	144,949		3,232,422	—		3,703,621
Chief Executive Officer	2023	170,000	67,500		—	—		237,500

Gregory S. Curhan (4)	2024	—	—		1,447,750	252,663	(5)	1,700,413
Chief Financial Officer
								—
Dr. Srinivas Tenjarla	2024	171,875	89,453	(6)	1,519,960	—		1,781,288
Senior Vice President of CMC and Formulation

Dr. Joanne M. Hackett (7)	2024	51,183	—		—	—		51,183
Interim Chief Executive Officer	2023	63,227	—		—	39,623		102,850
(1)Reflects the amounts for annual bonuses earned in 2024 and as approved by the Compensation Committee unless described otherwise in the footnotes below.
(2)These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share options, the exercise of the share options, or the sale of the common shares underlying such share options. Instead, in accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during fiscal year 2024 computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K.
(3)Mr. Ledger joined our Board of Directors in December 2022 and was appointed Chief Financial Officer from June 2021 to March 2024. In March 2024, he was appointed as Chief Executive Officer.
(4)Mr. Curhan join as our Chief Financial Officer in August 2024 through his capacity as a partner at FLG Partners.
(5)Reflects the approximate amounts paid Mr. Curhan in respect of his service as Chief Financial Officer through his capacity as a partner at FLG Partners, LLC, including a retainer deposit of $25,000.
(6)Reflects the amounts Dr. Tenjarla received as a sign on bonus of $25,000 per his employment agreement and $64,453 earned annual performance cash bonus earned in 2024.
(7)Dr. Hackett joined our Board of Directors on December 29, 2021 as a non-employee director, and was appointed as Interim Chief Executive Officer on August 9, 2023.

Executive Compensation Arrangements

Below are descriptions of our employment arrangements with our named executive officers, each of whom is employed “at will.”

Steve Ledger: In September 2024, we entered into an employment agreement with Mr. Ledger (the “Ledger Employment Agreement”) that provides for an annual base salary of $450,000 and an annual incentive compensation opportunity of up to 50% of base salary, subject to the discretion of the Board. Mr. Ledger’s base salary will automatically increase to $500,000 annually, and he will receive a one-time cash bonus, upon the attainment of certain strategic goals.
The Ledger Employment Agreement restricts Mr. Ledger’s ability to compete with the Company for two years after employment, and to solicit employees of the Company for 18 months after employment. If Mr. Ledger is terminated by the Company without cause, Mr. Ledger will receive 12 months of base salary and a pro-rated bonus equal to at least one-half of his full annual bonus opportunity. The Ledger Employment Agreement will continue indefinitely until terminated by either party.

Gregory Curhan: In June 2024, we entered into a consultant agreement with FLG Partners setting forth the terms and conditions for Mr. Curhan's services to Serina as its Chief Financial Officer, effective August 16, 2024 (the “Curhan Consultant Agreement”). Pursuant to the Curhan Consultant Agreement, Serina compensates FLG Partners for Mr. Curhan’s services at a rate of $650 per hour.

Table of Content

Dr. Srinivas Tenjarla: In July 2024, we entered into an employment agreement with Mr. Tenjarla to serve as our Senior Vice President of CMC and Formulation (the “Tenjarla Employment Agreement”). Pursuant to the Tenjarla Employment Agreement, Dr. Tenjarla's annual base salary was initially set at $375,000 with additional $25,000 signing bonus. Under the Tenjarla Employment Agreement, Dr. Tenjarla is eligible to earn an annual discretionary performance bonus with a target of 50% of his annual base salary. Actual bonus amounts will be based on Dr. Tenjarla’s attainment of individual performance goals at target levels set by the Board of Directors for the applicable calendar year. If such performance goals for the applicable year are fully achieved, the Board of Directors may approve a bonus amount exceeding the target bonus level.

Post-Employment Compensation and Change in Control Payments and Benefits

The Ledger Employment Agreement provides that, if Mr. Ledger’s employment is terminated for no cause by the Company, Mr. Ledger will receive 12 months of base salary with a pro-rated bonus (minimum of one-half of the full annual bonus). If Mr. Ledger’s employment is terminated for cause by the Company or by Mr. Ledger voluntarily, Mr. Ledger will not be entitled to any severance payment. The Ledger Employment Agreement defines “cause” as (a) Mr. Ledger’s failure to perform Mr. Ledger’s duties, (b) Mr. Ledger’s failure to comply with any valid and legal directive of the Company, (c) Mr. Ledger’s engagement in dishonesty, illegal conduct, or misconduct which is, in each case, injurious to the Company or its affiliates, (d) Mr. Ledger’s embezzlement, misappropriation, or fraud, whether or not related to Mr. Ledger’s employment with the Company, (e) Mr. Ledger’s conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude, (f) Mr. Ledger’s violation of the Company's written policies or codes of conduct, including written policies related to discrimination, harassment, performance of illegal or unethical activities, and ethical misconduct, (g) Mr. Ledger’s willful unauthorized disclosure of Confidential Information or violation of his restrictive covenants (as defined in Section 7 of the Ledger Employment Agreement), (h) Mr. Ledger’s material breach of any material obligation under the Ledger Employment Agreement or any other written agreement between Mr. Ledger and the Company, or (i) Mr. Ledger’s engagement in conduct that brings or is reasonably likely to bring the Company negative publicity or into public disgrace, embarrassment, or disrepute.

Under the Curhan Consultant Agreement, Mr. Curhan is not party to any agreement, plan, or policy providing post-employment severance or change in control payments or benefits other than the accelerated vesting of the options upon change in control or completion of a $60 million equity transaction.

The Tenjarla Employment Agreement provides that if Dr. Tenjarla’s employment is terminated for no cause by the Company, Dr. Tenjarla will receive 6 months of base salary with a pro-rated bonus (minimum of one-half of the full annual bonus). If Dr. Tenjarla’s employment is terminated for cause by the Company or by Dr. Tenjarla voluntarily, Dr. Tenjarla will not be entitled to any severance payment. The Ledger Employment Agreement defines “cause” as (a) Dr. Tenjarla’s failure to perform Dr. Tenjarla’s duties, (b) Dr. Tenjarla’s failure to comply with any valid and legal directive of the Company, (c) Dr. Tenjarla’s engagement in dishonesty, illegal conduct, or misconduct which is, in each case, injurious to the Company or its affiliates, (d) Dr. Tenjarla’s embezzlement, misappropriation, or fraud, whether or not related to Dr. Tenjarla’s employment with the Company, (e) Dr. Tenjarla’s conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude, (f) Dr. Tenjarla’s violation of the Company's written policies or codes of conduct, including written policies related to discrimination, harassment, performance of illegal or unethical activities, and ethical misconduct, (g) Dr. Tenjarla’s willful unauthorized disclosure of Confidential Information or violation of his restrictive covenants (as defined in Section 7 of the Ledger Employment Agreement), (h) Dr. Tenjarla’s material breach of any material obligation under the Ledger Employment Agreement or any other written agreement between Dr. Tenjarla and the Company, or (i) Dr. Tenjarla’s engagement in conduct that brings or is reasonably likely to bring the Company negative publicity or into public disgrace, embarrassment, or disrepute.

Equity Awards Outstanding
The following table shows information regarding our outstanding equity awards at December 31, 2024 for the 2024 Named Executive Officers under the Serina’s Equity Plans:

Table of Content

		Option Awards
		Number of Securities Underlying Unexercised Options (#)				Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable		Unexercisable
Steve Ledger	7/29/2021	113,962	(1)	—		$0.06	7/29/2031
	9/9/2024			376,388	(2)	$7.40	9/9/2034
	9/9/2024			125,463	(3)	$7.40	9/9/2034

Gregory Curhan	8/15/2024	20,833		229,167	(4)	$6.66	8/15/2034

Dr. Srinivas Tenjarla	7/15/2024	—		185,000	(5)	$9.50	7/14/2034
(1)This option fully vested as of the grant date.
(2)One fourth of the stock options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 36 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of Serina or our subsidiaries.
(3)Upon achievement of certain strategic goals, one fourth of the options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the remaining balance of the options vest in 36 equal monthly installments.
(4)The stock options vest in substantially equal monthly installments beginning on September 15, 2024 such that the stock options shall be fully vested on the fourth anniversary of the grant date, subject to continued service to Serina or our subsidiaries through the applicable vesting dates.Vesting of the options will accelerate upon a change in control or the our completion of a $60 million equity transaction.
(5)One third of the stock options will vest upon completion of 12 full months of continuous employment measured from the date of grant, and the balance of the options vest in 24 equal monthly installments commencing on the first anniversary of the date of grant, based on the completion of each month of continuous service as an employee or director of Serina or our subsidiaries.
Other Compensation Plans
We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We may make contributions to 401(k) plan accounts for participating executive officers and other employees.
Non-Employee Director Compensation
Following the Merger, on March 27, 2024, our Board adopted a new outside director compensation policy, which became effective on April 1, 2024 (the “Director Compensation Policy”). On May 30, 2024, in connection with the creation of the Science and Technology Committee, the Board revised the Director Compensation Policy to provide for the compensation of members of the Science and Technology Committee. As revised, the Director Compensation Policy provides that each non-employee director will receive an annual retainer as follows:
Member of Board of Directors: $40,000
Chair of Board of Directors: $60,000
Chair of Audit Committee: $10,000
Member of Audit Committee: $5,000
Chair of Compensation Committee: $5,000
Member of Compensation Committee: $2,500
Chair of Nominating & Corporate Governance Committee: $5,000
Member of Nominating & Corporate Governance Committee: $2,500
Chair of Science and Technology Committee: $2,500

Table of Content
Member of Science and Technology Committee: $1,500
In each case, compensation is to be paid quarterly in arrears and prorated based on the number of actual days served on our Board or applicable committee. Each non-employee director who serves as a committee chair of our Board will receive the cash retainer fee as the chair of the committee but not the cash retainer fee as a member of that committee, provided that the non-employee director who serves as the non-employee chair of our Board will receive the annual retainer fees for such role as well as the annual retainer fee for service as a non-employee director. The above-listed fees for service as non-employee chair of our Board or a chair or member of any committee are payable in addition to the non-employee director retainer.

In addition, the Director Compensation Policy provides that each individual who was a non-employee director as of the effective date of the policy was granted an award of stock options to purchase 40,000 shares of our common stock (the “Transition Award”). Each Transition Award will vest in equal yearly installments over the 3-year period from the date of grant, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

The Director Compensation Policy also provides that each individual who first becomes a non-employee director following the effective date of the policy and who did not receive a Transition Award will be granted an award of stock options to purchase 40,000 shares of our common stock (the “Initial Award”). The Initial Award will be granted automatically on the first trading day on or after the date on which such individual first becomes a non-employee director (the first date as a non-employee director, the “Initial Start Date”), whether through election by our stockholders or appointment by our Board to fill a vacancy. Each Initial Award will be scheduled to vest in equal yearly installments over the 3-year period from the date of grant, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

On April 1st of each year, beginning April 1, 2025, each non-employee director automatically will be granted an award of stock options (an “Annual Award”) to purchase 10,000 shares of our common stock. Each Annual Award will be scheduled to vest in full on the first anniversary of the date on which the Annual Award is granted, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.Directors and members of committees of the Board of Directors who are our employees are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board or committees of the Board. All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.
Chairman Agreement
The Company has entered into an agreement with Dr. Gill to serve as the Chairman of the Board of Directors (the “Chairman Agreement”). Pursuant to the Chairman Agreement, Dr. Gill is entitled to an annual cash fee of $300,000. Following an initial grant of 295,300 options to purchase Common Stock of the Company, Dr. Gill is eligible to receive equity awards at the Board’s discretion generally in line with those afforded executive employees of the Company. Pursuant to the Chairman Agreement, Dr. Gill will serve as the Executive Chairman of the Board as long as he is a member of the Board, or until his earlier death, incapacity, removal or resignation. Dr. Gill will also be bound by, among other typical restrictive covenants, a five (5) year post-termination non-compete covenant and a five (5) year post-termination non-solicitation covenant with respect to customers and employees.

Table of Content
2024 Director Compensation
The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2024 and who were not our employees on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
Balkrishan “Simba” Gill, Ph.D.	$215,833	$2,823,038		$3,038,871
J. Milton Harris, Ph.D.	$26,504	$411,864	(2)	$438,368
Gregory H. Bailey, M.D.	$21,250	$411,864		$433,114
Remy Gross	$24,257	$411,864		$436,121
Richard Marshall, BDE, M.D., Ph.D.	$21,250	$411,864		$433,114
Steven Mintz	$26,250	$431,893	(3)	$458,143
(1)These amounts do not reflect the actual economic value that will be realized by the directors upon the vesting of the share options, the exercise of the share options, or the sale of the common shares underlying such share options. Instead, in accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during fiscal year 2024 computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K.
(2)Represents 295,300 options to purchase Common Stock of Serina granted to Dr. Gill in connection with entering into his Chairman Agreement in April 2024. The options vest, subject to Dr. Gill’s continuous service to the Company, as follows: 73,825 on the 6th month anniversary of the grant date; 5,273 each month thereafter until the 48th month anniversary of the grant date; and 5,282 on the 48th month anniversary of the grant date.
(3)Includes 1,812 options to purchase Common Stock of Serina that were granted to Mr. Mintz in connection to his appointment as a director of AgeX.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2025, by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group; and (iv) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock. Our calculation of the percentage of beneficial ownership is based on 9,932,215 shares of common stock outstanding as of March 1, 2025.
Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 1, 2025, and restricted stock units that will vest within 60 days of March 1, 2025. Shares of our common stock issuable pursuant to stock options and restricted stock units currently exercisable or exercisable within 60 days of March 1, 2025, and restricted stock units that will vest within 60 days of March 1, 2025, are deemed outstanding for computing the percentage of the person holding such equity awards and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares they

Table of Content
beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 16 of the Exchange Act.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Juvenescence Limited and certain affiliates(1)	4,530,374	40.5%
Puffinus L.P.(2)	980,025	9.8%
Helen W. McMillan	842,404	8.4%
Barbara M. Fisk	536,279	5.4%
Randall Moreadith (3)	614,961	5.8%
Miguel Loya (4)	497,242	5.0%
Named Executive Officers and Directors
Simba Gill (7)	105,463	1.1%
Gregory H. Bailey, M.D. (8)	80,576	*
Remy Gross (9)	130,552	1.3%
Richard Marshall, BDE, M.D., Ph.D. (10)	13,333	*
Karen J. Wilson	—	*
Jay Venkatesan	—	*
Steve Ledger (5)	396,779	3.9%
Gregory Curhan (6)	41,666	*
Randall Moreadith (3)	614,961	5.8%
Dr. Srinivas Tenjarla	—	*
All executive officers and directors as a group (10 persons)(11)	1,383,330	13.5%
*Less than 1%
(1)Comprised of (i) 3,267,188 shares of Common Stock held directly by JuvVentures (UK) Limited, including the two Tranches of New Shares, (ii) 129,593 shares of Common Stock that may be acquired on exercise of Warrants issued or to be issued in connection with advances under the A&R Secured Note, (iii) 755,728 shares of Common Stock that may be acquired on exercise of the Replacement Incentive Warrants held by JuvVentures (UK) Limited and (iv) 377,865 shares of Common Stock that may be acquired on exercise of the Incentive Warrants held by JuvVentures (UK) Limited.
(2)Consists of (i) 904,884 shares of our common stock and (ii) 75,141 shares of our common stock subject to warrants that may be exercised within 60 days of March 1, 2025. Certain immediate family members of J. Milton Harris are limited partners or affiliates of the limited partners and the general partner of Puffinus, L.P., but such immediate family members do not share a household with Dr. Harris and Dr. Harris does not control the actions of Puffinus, L.P.
(3)Consists of 614,961 shares of Common Stock subject to options that are exercisable within 60 days of March 1, 2025.
(4)Consists of (i) 422,101 shares of our common stock and (ii) 75,141 shares of our common stock subject to warrants that may be exercised within 60 days of March 1, 2025.
(5)Consists of (i) 227,927 shares of our common stock and (ii) 168,852 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025.
(6)Consists of 41,666 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025.
(7)Consists of 105,463 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025.
(8)Consists of (i) 67,243 shares of our common stock and (ii) 13,333 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025.
(9)Entirely consists of 130,552 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025.

Table of Content
(10)Consists of 13,333 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025.
(11) Consists of (i) 295,170 shares of our common stock and (ii) 1,088,160 shares of our common stock subject to options that may be exercised within 60 days of March 1, 2025
Item 13. Certain Relationships and Related Transactions, and Director Independence

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

2022 Secured Note and Security Agreement

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

Table of Content
The Company drew an initial $8.2 million of the line of credit and used $7.2 million to refinance the outstanding principal and the loan origination fees under a prior loan agreement with Juvenescence. On February 9, 2023, AgeX and Juvenescence entered into an Amended and Restated Secured Convertible Promissory Note which amends and restates the 2022 Secured Note and added $2.0 million to the line of credit available to be borrowed by AgeX, under the 2022 Secured Note subject to Juvenescence’s discretion to approve each loan draw. On May 9, 2023, AgeX and Juvenescence entered into an Allonge and Second Amendment to Amended and Restated Convertible Promissory Note that increased the amount of the line of credit available to AgeX by $4.0 million, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. On June 2, 2023, AgeX and Juvenescence entered into a Third Amendment to Amended and Restated Convertible Promissory Note, which provided that (i) AgeX could draw on the available portion of the line of credit under the 2022 Secured Note until the earlier of the date a Qualified Offering as defined in the 2022 Secured Note is consummated by AgeX or October 31, 2023 (subject to Juvenescence’s discretion to approve each loan draw as provided in the 2022 Secured Note), (ii) AgeX would not be obligated to issue additional common stock purchase warrants to Juvenescence in connection with the receipt of loan funds made available pursuant to the Second Amendment, and (iii) the definition of “Reverse Financing Condition” was amended to extend to June 20, 2023, the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio.

On July 31, 2023, AgeX and Juvenescence entered into a Fourth Amendment to the 2022 Secured Note, which provided that (i) the definition of Reverse Financing Condition was amended to extend to October 31, 2023 the referenced deadline for fulfillment of the condition to permit borrowing or other incurrence of indebtedness by Reverse Bio, and (ii) certain aspects of the loan conversion provisions of the 2022 Secured Note were amended. On November 9, 2023, AgeX and Juvenescence entered into the Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note that increased the amount of the line of credit available to AgeX by $4.4 million, subject to the terms of the 2022 Secured Note and Juvenescence’s discretion to approve and fund each of AgeX’s future draws of that additional amount of credit. Concurrently with the execution of the Fifth Amendment, AgeX also entered into an additional Pledge Agreement to add shares of a subsidiary to the collateral under the Security Agreement, and AgeX’s subsidiaries ReCyte, Reverse Bio, and UniverXome each entered into a Guaranty Agreement and Joinder Agreement pursuant to which each of them agreed to guaranty AgeX’s obligations to Juvenescence pursuant to the 2022 Secured Note, as amended by the Fifth Amendment, and to grant Juvenescence a security interest in their respective assets pursuant to the Security Agreement to secure their obligations to Juvenescence.

On February 9, 2024, AgeX and Juvenescence executed a Sixth Amendment to Amended and Restated Convertible Promissory Note that extended to May 9, 2024, the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note.

On March 26, 2024, AgeX entered into an Allonge and Seventh Amendment to the Amended and Restated Convertible Promissory Note that provided the Company an additional $2.4 million of credit subject to the terms of the 2022 Secured Note which was drawn entirely on March 29, 2024.

On May 8, 2024, the Company entered into an Allonge and Eighth Amendment to the Amended and Restated Convertible Promissory Note that extended to December 31, 2024, the “Repayment Date” on which the outstanding principal balance and accrued loan origination fees will become due and payable pursuant to the 2022 Secured Note and provided the Company an additional $0.5 million of credit subject to the terms of the 2022 Secured Note which was drawn entirely on May 9, 2024. The funds were used to pay certain litigation settlement expenses and related litigation costs.

On October 15, 2024, the Company entered into an Allonge and Ninth Amendment to the Amended and Restated Convertible Promissory Note that provided the Company an additional $0.1 million of credit subject to the terms of the 2022 Secured Note which was drawn entirely on October 15, 2024. The funds were used to settle legal expenses and demand fees against AgeX due to the Merger.
For the year ended December 31, 2024, the Company drew in the aggregate $6.4 million of its credit available under the 2022 Secured Note with Juvenescence. As of December 31, 2024, the Company had borrowed a total of $26.6 million under the 2022 Secured Note, of which $7.5 million was borrowed during the year ended December 31, 2023. During July 2023, $18.0 million of 2022 Secured Note indebtedness, comprised of $16.7 million borrowing and $1.3 million of accrued loan origination fees, was extinguished in exchange for shares of AgeX Series A Preferred Stock and Series B Preferred Stock pursuant to the Exchange Agreement between AgeX and Juvenescence.

Table of Content
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

The 2023 Secured Convertible Promissory Note and Security Agreement

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

Table of Content

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

Registration Rights Agreements

AgeX entered into a Registration Rights Agreement and certain amendments to the original agreement, pursuant to which it agreed to register for sale under the Securities Act all shares of our common stock presently held by Juvenescence or that may be acquired by Juvenescence through the exercise of common stock purchase warrants that they hold or that they may acquire pursuant to the 2020 Loan Agreement and the 2022 Secured Note, and shares that they may acquire through the conversion of loans under the 2020 Loan Agreement and the 2022 Secured Note, including principal and accrued interest, and the amount of the loan origination fee under the 2022 Secured Note. We are obligated to pay the fees and expenses of each registered offering under such Registration Rights Agreement except for underwriting discounts and commissions.

Table of Content
We and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

During July 2023, AgeX and Juvenescence entered into a Registration Rights Agreement pursuant to which AgeX has agreed to use commercially reasonable efforts to register for sale under the Securities Act the shares of common stock issuable upon conversion of Preferred Stock. A registration statement must be filed upon request of Juvenescence if Form S-3 is available to us. Juvenescence will also have “piggy-back” registration rights if we file a registration statement for the sale of shares for ourselves or other stockholders, subject to certain customary exceptions based on the nature of the registration statement. We will bear the expenses of the registration statement but not underwriting or broker’s commissions related to the sale of the common stock. We and Juvenescence will indemnify each other from certain liabilities in connection the registration, offer, and sale of securities under a registration statement, including liabilities arising under the Securities Act.

Sale of Subsidiary to Juvenescence

On December 23, 2024, the Company entered into the Stock Purchase Agreement with Juvenescence, pursuant to which Juvenescence purchased all of the outstanding shares of UniverXome ("UniverXome Stock Purchase Agreement"), thereby assuming all Legacy Assets AgeX transferred to UniverXome prior to the Merger. The Legacy Assets included all of AgeX’s interests in ReCyte, Reverse Bio along with certain patents, patent applications, and other intellectual property, certain biological materials, certain trademarks and service marks, certain equipment, certain inventory, and certain files and records relating to the foregoing. As consideration for the purchase of UniverXome, Juvenescence assumed the net assets of UniverXome and approximately $11.3 million of secured debt, consisting of the 2022 Secured Note and 2023 Secured Note owed by UniverXome to Juvenescence in addition to a nominal cash payment. The debt assumed by Juvenescence was secured by substantially all of the assets of UniverXome.
Certain Related Person Transactions of Legacy Serina
Convertible Note

On March 15, 2023, Legacy Serina entered into a Convertible Note Purchase Agreement (the “AgeX-Legacy Serina Note Purchase Agreement”) with AgeX, pursuant to which AgeX lent to Legacy Serina an aggregate principal amount of $10.0 million as evidenced by the AgeX-Legacy Serina Note on that date. Interest on the principal amount under the AgeX-Legacy Serina Note accrues on the unpaid principal amount at a simple interest rate equal to 7% per annum, computed on the basis of the 360-day year of twelve 30-day months. The outstanding principal balance of the AgeX-Legacy Serina Note will become due and payable on March 15, 2026.

Pursuant to the Merger Agreement, the AgeX-Legacy Serina Note was amended prior to the closing of the Merger so that it automatically converted immediately prior to the Merger into shares of Legacy Serina capital stock, which shares were canceled for no consideration in connection with the Merger, and were treated as a capital contribution.

The outstanding principal balance of the AgeX-Legacy Serina Note with accrued interest may become immediately due and payable prior to the stated maturity date if an Event of Default as defined in the AgeX-Legacy Serina Note occurs. In addition to this and any other remedy, both in equity and in law, upon the occurrence of an Event of Default, an interest rate of 10% per annum and computed on the basis of the 360-day year of twelve 30-day months, shall apply to the Convertible Amount until fully paid. Events of Default under the AgeX-Legacy Serina Note include: (i) the commission of any act of bankruptcy by Legacy Serina or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X), (ii) the execution by Legacy Serina of a general assignment for the benefit of creditors, (iii) the filing by or against Legacy Serina or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) of a petition in bankruptcy or any petition for relief under the federal bankruptcy act (or, in each case, under any similar insolvency law) or the continuation of such petition without dismissal for a period of 60 calendar days or more, (iv) the appointment of a receiver or trustee to take possession of the property or assets of Legacy Serina or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X), (v) the failure of Legacy Serina to pay any amount due under the AgeX-Legacy Serina Note when due, which failure to pay is not cured by Legacy Serina within 5 business days of written notice thereof, (vi) unless waived by AgeX, Legacy Serina’s material breach of any representation, warranty or covenant of Legacy Serina under the AgeX-Legacy Serina Note Purchase Agreement, AgeX-Legacy Serina Note or other agreements entered in connection therewith, which breach, if curable, is not cured by Legacy Serina within 10 business days of written notice by AgeX thereof, (vii) Legacy Serina or any subsidiary shall default on any of its obligations under any indebtedness which default causes the indebtedness thereunder to (x) become prematurely due and

Table of Content
payable, (y) be placed on demand or (z) become capable of being declared by or on behalf of a creditor thereunder to be prematurely due and payable or being placed on demand, in each case, as a result of such default or any provision having a similar effect (howsoever prescribed), (viii) any monetary judgment, writ or similar final process shall be entered or filed against Legacy Serina, any subsidiary or any of their respective property or other assets for more than $0.3 million, and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days, and (ix) Legacy Serina experiences a Material Adverse Effect (as defined in the AgeX-Legacy Serina Note Purchase Agreement).

The AgeX-Legacy Serina Note Purchase Agreement and AgeX-Legacy Serina Note each includes certain covenants that among other matters require financial reporting and impose certain restrictions, including (i) restrictions on the incurrence of additional indebtedness by Legacy Serina and our subsidiaries; (ii) requiring that Legacy Serina use note proceeds and funds that may be raised through certain equity offerings only for research and development work, professional and administrative expenses, and for general working capital; and (iii) prohibiting Legacy Serina from entering into any material sale or transfer transactions outside of the ordinary course of business, other than in a merger between AgeX and Legacy Serina, without the consent of AgeX.

In connection with the issuance of the AgeX-Legacy Serina Note, AgeX was entitled to elect one member to the Legacy Serina Board and receive certain information and inspection rights as well as participation rights for subsequent equity issuances. AgeX designated Gregory Bailey, Executive Chairman of Juvenescence and a member of the AgeX Board, to serve on the Legacy Serina Board.
Director Independence
Gregory H. Bailey, M.D., Remy Gross, Richard Marshall, BDE, M.D., Ph.D., Karen J. Wilson and Jay Venkatesan each qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration during the last fiscal year for serving as directors except as disclosed under “Non-Employee Director Compensation” in Item 11 of this Report. None of the independent directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described
Item 14. Principal Accountant Fees and Services
On April 29, 2024, our Audit Committee and our Board approved the appointment of Frazier & Deeter, LLC (“Frazier & Deeter”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2024. Frazier & Deeter served as the independent registered public accounting firm of Legacy Serina prior to the Merger. Accordingly, WithumSmith+Brown, PC (“Withum”), who was AgeX’s independent registered public accounting firm prior to the Merger, was informed that it would be dismissed as our independent registered public accounting firm.
Audit Fees, Audit Related Fees, Tax Fees and Other Fees
The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2024 and 2023 by Frazier & Deeter, LLC:

	2024	2023
Audit Fees (1)	$282,500	$235,000
Audit Related (2)	73,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$355,500	$235,000
(1)Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, and review of interim financial statements included in our Quarterly

Table of Content
Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)Audit-Related Fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category would include fees related to non-routine SEC filings.
Pre-Approval of Audit and Permissible Non-Audit Services
Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. During 2024, 100% of the fees paid to Frazier & Deeter were approved by the Audit Committee.

Table of Content
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed herewith or incorporated by reference:

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1#†	Asset Purchase Agreement, dated as of August 13, 2018, by and between Escape Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-2	001-38519	2.1	8/30/2018

2.2†	Agreement and Plan of Merger and Reorganization, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Canaria Transaction Corporation and Serina Therapeutics, Inc.	8-K	001-38519	2.1	8/30/2023

3.1	Amended and Restated Certificate of Incorporation of Serina Therapeutics, Inc.	8-K	001-38519	3.1	4/1/2024

3.2	Amended and Restated Bylaws of Serina Therapeutics, Inc.	8-K	001-38519	3.2	4/1/2024

4.1	Form of Warrant included in Warrant Agreement dated March 30, 2020.	10-K	001-38519	10.25	3/30/2020

4.2	Form of Warrant included in Warrant Agreement dated February 14, 2022.	8-K	001-38519	4.1	2/15/2022

4.3	Form of Post-Merger Warrant included in Warrant Agreement dated March 19, 2024.	10-K	001-38519	4.4	3/22/2024

4.4	Form of Incentive Warrant included in Warrant Agreement dated March 19, 2024.	10-K	001-38519	4.5	3/22/2024

10.1#	Asset Contribution and Separation Agreement dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.1	11/9/2017

10.2#	License Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-Q	001-12830	10.2	11/9/2017

10.3#	Sublicense Agreement, dated September 26, 2017, between Lineage Cell Technology, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.7	7/19/2018

10.4#	License Agreement, dated August 17, 2017, by and between ES Cell International Ptd Ltd., Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.1	7/19/2018

10.5	Tax Matters Agreement, dated August 17, 2017, between Lineage Cell Therapeutics, Inc. and AgeX Therapeutics, Inc.	10-12(b) A-1	001-38519	10.2	7/19/2018

Table of Content

10.6	Form of Registration Rights Agreement.	10-12(b) A-1	001-38519	10.2	7/19/2018

10.7	Registration Rights Agreement, dated August 13, 2019, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.3	8/14/2019

10.8	Warrant Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited, including form of warrant.	10-K	001-38519	10.25	3/30/2020

10.9	Amendment No. 1 to Registration Rights Agreement, dated March 30, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-K	001-38519	10.26	3/30/2020

10.10	First Amendment to Warrant Agreement, dated July 21, 2020, between AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.2	8/14/2020

10.11	Amendment No. 2 to Registration Rights Agreement, dated February 10, 2021, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/11/2021

10.12†	Secured Note dated February 14, 2022, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	2/15/2022

10.13†	Security Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	2/15/2022

10.14	Warrant Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.3	2/15/2022

10.15	Amendment No. 3 to Registration Rights Agreement, dated February 14, 2022, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.4	2/15/2022

10.16‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	8-K	001-38519	10.1	12/12/2022

10.17†	Amended and Restated Secured Convertible Promissory Note, dated February 9, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	2/10/2023

10.18	Reaffirmation Agreement, dated February 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	2/10/2023

10.19†	Secured Convertible Promissory Note dated March 13, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	3/15/2023

10.20†	Amended and Restated Security Agreement, dated March 13, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.2	3/15/2023

Table of Content

10.21	Convertible Promissory Note, dated March 15, 2023, between AgeX Therapeutics, Inc. and Serina Therapeutics, Inc.	8-K	001-38519	10.4	3/15/2023

10.22†	Subordination Agreement, dated March 15, 2023, between AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and the other investors signatory thereto	8-K	001-38519	10.5	3/15/2023

10.23	Allonge and Second Amendment to Amended and Restated Convertible Promissory Note dated May 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited.	10-Q	001-38519	10.9	5/12/2023

10.24	Third Amendment to Amended and Restated Secured Convertible Promissory Note, dated June 2, 2023, executed by AgeX Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	6/8/2023

10.25	Registration Rights Agreement, dated July 21, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.2	7/21/2023

10.26	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.1	8/4/2023

10.27	Amendment to Secured Convertible Promissory Note, executed by AgeX Therapeutics, Inc. and Juvenescence Limited on July 31, 2023	8-K	001-38519	10.2	8/4/2023

10.28	Form of AgeX Therapeutics, Inc. Lock-Up Agreement	8-K	001-38519	10.3	8/30/2023

10.29	Form of Serina Therapeutics, Inc. Lock-Up Agreement	8-K	001-38519	10.4	8/30/2023

10.30	Letter Agreement, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Serina Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.5	8/30/2023

10.31	Allonge and Fifth Amendment to Amended and Restated Convertible Promissory Note, dated November 9, 2023, between AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.13	11/14/2023

10.32†	Form of Pledge Agreement by AgeX Therapeutics, Inc.	10-Q	001-38519	10.14	11/14/2023

10.33	Guaranty Agreement, dated November 9, 2023, between Reverse Bioengineering, Inc., ReCyte Therapeutics, Inc., UniverXome Bioengineering, Inc. and Juvenescence Limited	10-Q	001-38519	10.15	11/14/2023

10.34†	Joinder Agreement, dated November 9, 2023, between Reverse Bioengineering, Inc., ReCyte Therapeutics, Inc., UniverXome Bioengineering, Inc., AgeX Therapeutics, Inc. and Juvenescence Limited	10-Q	001-38519	10.16	11/14/2023

Table of Content

10.35	Sixth Amendment to Amended and Restated Convertible Promissory Note, dated February 9, 2024, between AgeX Therapeutics, Inc. and Juvenescence Limited	8-K	001-38519	10.1	2/14/2024

10.36	Warrant Agreement, dated March 19, 2024 between AgeX Therapeutics, Inc. and Equinity Trust Company, LLC	10-K	001-38519	10.49	3/22/2024

10.37	Seventh Amendment to Amended and Restated Convertible Promissory Note, dated March 26, 2024, between AgeX Therapeutics, Inc., the Guarantors party thereto and Juvenescence Limited	8-K	001-38519	10.1	4/1/2024

10.38	Eighth Amendment to Amended and Restated Convertible Promissory Note dated May 8, 2024, between UniverXome Bioengineering, Inc. and Juvenescence Limited	10-Q	001-38519	10.6	5/14/2024

10.39†#	Agreement with respect to Convertible Notes dated March 26, 2024, among AgeX Therapeutics, Inc., UniverXome Bioengineering, Inc., the Subsidiary Obligors and Juvenescence Limited	8-K	001-38519	10.2	4/1/2024

10.40†	Asset Contribution Agreement dated March 26, 2024 between AgeX Therapeutics, Inc. and UniverXome Bioengineering, Inc.	8-K	001-38519	10.3	4/1/2024

10.41*	Agreement, dated November 26, 2024, between Serina Therapeutics, Inc. and Juvenescence Limited.

10.42	Stock Purchase Agreement dated December 23, 2024, between Serina Therapeutics, Inc. and Juvenescence Limited.	8-K	001-38519	10.1	12/26/2024

10.43‡	Form of Indemnification Agreement for Officers and Directors	8-K	001-38519	10.4	4/1/2024

10.44‡	Director Compensation Policy	8-K	001-38519	10.5	4/1/2024

10.45‡	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-229432	99.1	1/30/2019

10.46‡	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement.	S-8	333-229432	99.2	1/30/2019

10.47‡	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement.	S-8	333-229432	99.3	1/30/2019

10.48‡	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement.	S-8	333-229432	99.4	1/30/2019

10.49‡	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement.	S-8	333-229432	99.5	1/30/2019

10.50‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-261997	99.1	1/4/2022

Table of Content

10.51‡	Serina Therapeutics Inc. 2024 Equity Incentive Plan.	8-K	001-38519	10.7	4/1/2024

10.52‡	Form of Stock Option Agreement	8-K	001-38519	10.8	4/1/2024

10.53‡	Executive Chairman Agreement	8-K	001-38519	10.1	4/17/2024

10.54‡	Employment Agreement, effective as of September 9, 2024, among Serina Therapeutics, Inc., Serina Therapeutics (AL), Inc. and Steve Ledger.	8-K	001-38519	10.1	9/12/2024

10.55‡	Employment Agreement, dated as of July 15, 2024, by and between Serina Therapeutics, Inc. and Srini Tenjarla	10-Q	001-38519	10.2	11/12/2024

10.56‡	Confidential Consulting Agreement, dated as of May 31, 2024, by and between Serina Therapeutics, Inc. and FLG Partners, LLC	10-Q	001-38519	10.3	11/12/2024

16.1	Letter of WithumSmith+Brown, PC to the Securities and Exchange Commission, dated May 3, 2024	8-K	001-38519	16.1	5/3/2024

19.1*	Serina Therapeutics, Inc. Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Frazier & Deeter, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

97.1*	Serina Therapeutics, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

Table of Content

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________________
*Filed herewith.
**Furnished herewith.
#Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed by Lineage Cell Therapeutics, Inc. with the Securities and Exchange Commission.
†Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
‡Management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 24, 2025

SERINA THERAPEUTICS, INC.

By:	/s/ Steve Ledger
Steve Ledger Chief Executive Officer

Signature	Title	Date
/s/ Balkrishan (Simba) Gill	Executive Chairman of the Board of Directors	March 24, 2025
Balkrishan (Simba) Gill

/s/ Steve Ledger	Chief Executive Officer and Director	March 24, 2025
Steve Ledger	(Principal Executive Officer)

/s/ Gregory S. Curhan	Chief Financial Officer	March 24, 2025
Gregory S. Curhan	(Principal Financial and Accounting Officer)

/s/ Gregory H. Bailey	Director	March 24, 2025
Gregory H. Bailey

/s/ Remy Gross	Director	March 24, 2025
Remy Gross

/s/ Richard Marshall	Director	March 24, 2025
Richard Marshall

/s/ Jay Venkatesan	Director	March 24, 2025
Jay Venkatesan

/s/ Karen J. Wilson	Director	March 24, 2025
Karen J. Wilson