Form 10-Q
period 2025-03-31
Serina Therapeutics, Inc.
filed 2025-05-08
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares common stock outstanding as of May 6, 2025 was 9,967,381, par value $0.0001 per share.

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
Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Financial Statements, under Risk Factors in this Report, those incorporated by reference in the section titled “Risk Factors" in our Annual Report on Form 10-K and our other periodic reports and documents filed from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,267	$3,672
Prepaid expenses and other current assets	1,487	2,004
Total current assets	5,754	5,676

Property and equipment, net	484	501
Right of use assets - operating leases	412	461
Right of use assets - finance leases	81	86
TOTAL ASSETS	$6,731	$6,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,188	$744
Accrued expenses	979	1,429
Other current liabilities	185	193
Total current liabilities	2,352	2,366

Warrant liability	2,593	3,582
Operating lease liabilities, net of current portion	227	268
TOTAL LIABILITIES	5,172	6,216

Stockholders’ equity:
Common stock, $0.0001 par value, 40,000 shares authorized; and 9,932 and 9,422 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	50,831	44,958
Accumulated deficit	(49,131)	(44,318)
Total Serina Therapeutics, Inc. stockholders’ equity	1,701	641
Noncontrolling interest	(142)	(133)
Total stockholders’ equity	1,559	508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,731	$6,724
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2025	2024
REVENUES
Grant revenues	$—	$5
Total revenues	—	5

OPERATING EXPENSES
Research and development	2,951	1,106
General and administrative	2,907	1,220
Total operating expenses	5,858	2,326

Loss from operations	(5,858)	(2,321)

OTHER INCOME (EXPENSE), NET
Interest expense	—	(186)
Change in fair value of convertible promissory notes	—	(7,017)
Change in fair value of warrants	989	(5,578)
Other income, net	47	87
Total other income (expense), net	1,036	(12,694)

NET LOSS	(4,822)	(15,015)
Net loss attributable to noncontrolling interest	9	—

NET LOSS ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(4,813)	$(15,015)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.49)	$(5.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	9,756	2,790
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital			Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2024	9,422	$1	$44,958	$(44,318)	$(133)	$508
Issuance of common stock upon exercise of stock options	10	—	1	—	—	1
Issuance of common stock to Juvenscence, net of issuance costs	500	—	4,916	—	—	4,916
Stock-based compensation	—	—	956	—	—	956
Net loss	—	—	—	(4,813)	(9)	(4,822)
BALANCE AT MARCH 31, 2025	9,932	$1	$50,831	$(49,131)	$(142)	$1,559
See accompanying notes to these condensed consolidated interim financial statements.
SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	2,410	$—	$883	$(33,177)	—	$(32,294)
Issuance of common stock upon exercise of stock options	—	—	65	—	4	—	—	4
Issuance of common stock upon conversion of preferred stock	(3,438)	(36,404)	3,438	1	36,403	—	—	36,404
Issuance of common stock to AgeX stockholders and conversion of AgeX-Serina Note upon consummation of Merger	—	—	2,501	—	961	—	—	961
Deemed dividend from issuance of warrants	—	—	—	—	(18,501)		—	(18,501)
Stock-based compensation	—	—	—	—	53	—	—	53
Net loss	—	—	—	—	—	(15,015)	—	(15,015)
BALANCE AT MARCH 31, 2024	—	$—	8,414	$1	$19,803	$(48,192)	$—	$(28,388)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(4,822)	$(15,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	25
Non-cash lease expense	61	45
Non-cash interest expense on convertible promissory note	—	163
Amortization of debt issuance costs	—	22
Stock-based compensation	956	53
Change in fair value of convertible promissory notes	—	7,017
Change in fair value of warrants	(989)	5,578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	458	(57)
Accounts payable	441	244
Accrued expenses	(388)	403
Operating lease liabilities	(56)	(55)
Net cash used in operating activities	(4,322)	(1,577)

INVESTING ACTIVITIES:
Purchase of equipment	—	(14)
Net cash used in investing activities	—	(14)

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	—	2,400
Cash and restricted cash acquired in connection with the Merger	—	337
Proceeds from the exercise of stock options	1	4
Proceeds from Juvenescence stock purchase, net of issuance costs	4,916	—
Principal repayments on finance lease liabilities	—	(13)
Net cash provided by financing activities	4,917	2,728

NET CHANGE IN CASH AND CASH EQUIVALENTS	595	1,137

CASH AND CASH EQUIVALENTS:
At beginning of the period	3,672	7,619
At end of the period	$4,267	$8,756

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon conversion of Preferred Stock	$—	$36,404
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$—	$961
Deemed dividend from issuance of warrants	$—	$18,501
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
Following the consummation of the Merger, the business previously conducted by Legacy Serina became the business conducted by the Company, which is now a clinical-stage biotechnology company developing Legacy Serina’s drug product candidates. The Company’s headquarters are located in Huntsville, Alabama.
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
Prior to the closing of the Merger, any assets of AgeX other than certain “Legacy Assets” were transferred into a newly formed subsidiary of AgeX, UniverXome Bioengineering, Inc. (“UniverXome”). UniverXome assumed (i) any outstanding indebtedness of AgeX to Juvenescence Limited (“Juvenescence”), which was secured by the assets contributed to UniverXome, (ii) most of the Company’s contracts with third parties, other than certain designated contracts and any contracts that were terminated before the Merger, and (iii) all other liabilities of the Company in existence as of the effective time of the Merger (other than certain transaction expenses related to the Merger). In December 2024, the Company sold UniverXome to Juvenescence. See Note 5, Related Party Transactions.
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
The Company recognized a net loss of $4.8 million for the three months ended March 31, 2025. The Company used $4.3 million in net cash from operating activities for the period ended March 31, 2025 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Management believes that its cash and cash equivalents of $4.3 million as of March 31, 2025, along with the $5.0 million of cash proceeds received in April 2025 from a Securities Purchase Agreement entered with certain investors for a private placement of securities, will be used to fund Company operations but are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these condensed consolidated interim financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to largely rely on raising capital from equity investors for funding its operations. Some funding may be obtained through licensing agreements or other arrangements with commercial entities.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025, and 2024 and condensed consolidated statements of cash flows for the three months ended March 31, 2025, and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 in the Annual Report on Form 10-K filed with the SEC on March 24, 2025.
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
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. For consolidated entities where the Company has less than 100% of ownership, the Company records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity on the Company’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.
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
The Company had three subsidiaries: Legacy Serina and UniverXome, which are wholly owned subsidiaries, and NeuroAirmid. Following the Merger, the Company is primarily focused on developing Legacy Serina's product candidates.
NeuroAirmid is jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. The Company owns 50.0% of the outstanding capital stock of NeuroAirmid. The Company consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On March 27, 2024, the Board of Directors of the Company formed a special committee for the purpose of exploring strategic alternatives for the business, assets and/or stock of NeuroAirmid and UniverXome including its subsidiaries Reverse Bio and ReCyte.
On December 23, 2024, following the Stock Purchase Agreement with Juvenscence, the Company sold all outstanding shares of UniverXome for a nominal cash payment and deconsolidated UniverXome. See Note 5, Related Party Transactions for details.
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
At times, the balances in these accounts may be in excess of FDIC and SIPC insured limits. At March 31, 2025 and December 31, 2024, cash and cash equivalents deposits in excess of FDIC limits were both nominal, and investments and deposits in excess of SIPC limits were $3.4 million and $2.9 million, respectively.
Product candidates developed by the Company and its subsidiaries will require approvals or clearances from the United States Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that any of the product candidates being developed or planned to be developed by the Company or its subsidiaries will receive any of the required approvals or clearances. If regulatory approval or clearance were to be denied or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.
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
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted interim requirements on January 1, 2025 and it did not have a material impact on its condensed consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to income Tax Disclosures, under which entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The Company adopted this standard as of January 1, 2025, and it did not have a material impact on the condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between nonauthoritative and authoritative guidance (since, unlike the Codification, the concepts statements are nonauthoritative). The Company adopted this standard on January 1, 2025 and it did not have a material impact on the condensed consolidated financial statements.
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
As part of the recapitalization, the Company obtained the assets and liabilities listed below (in thousands):

Cash and cash equivalents	$337
Other current assets	174
Intangible assets	576
Accounts payable and accrued expenses	(2,830)
Loan payable to Juvenescence	(8,017)
Net liabilities acquired	$(9,760)
Conversion of AgeX-Serina Note	10,721
Total	$961
The Company recognized the assets and liabilities acquired and the conversion of the outstanding balance of the AgeX-Serina Note into shares of the Company’s common stock upon closing of the Merger, as a net increase in additional paid-in capital within equity for the three months ended March 31, 2024.
4. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Prepaid technology access fee	$1,000	$1,333
Other prepaid expenses	332	402
Prepaid insurance	5	192
Other current assets	150	77
Total prepaid expenses and other current assets	$1,487	$2,004
Property and equipment, net
Property and equipment, net was as follows (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$966	$966
Software	136	136
Total property and equipment, gross	1,102	1,102
Less: accumulated depreciation and amortization	(618)	(601)
Total property and equipment, net	$484	$501
Depreciation and amortization of property and equipment for the three months ended March 31, 2025 and 2024 was not material.
Accrued liabilities
Accrued liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued severance	$125	$304
Accrued compensation	285	559
Research program and services	205	329
Other accrued expenses	364	237
Total accrued expenses	$979	$1,429
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
Pursuant to the Convertible Notes Agreement, AgeX transferred to UniverXome, and UniverXome assumed, all of AgeX’s rights and obligations under the convertible notes issued to Juvenescence in 2022 and 2023 (the "2022 Secured Note" and "2023 Secured Note", respectively) and related Security Agreements. Juvenescence agreed to release AgeX from its obligations under (i) the 2022 Secured Note and the 2023 Secured Note (collectively, the “Convertible Notes”), together with (ii) all agreements evidencing or securing the Convertible Notes, including the related Security Agreements, and UniverXome assumed all of AgeX’s obligations under the Convertible Notes and related agreements, including the Security Agreements. As a result, (i) Juvenescence agreed to look solely to UniverXome, and ReCyte and Reverse Bio as guarantors, for any and all obligations, including repayment, under the Convertible Notes, the Security Agreements, and related documents, and (ii) Juvenescence released its security interests in the assets of AgeX and certain subsidiaries, including its security interests in the stock of UniverXome, the stock and assets of Merger Sub, the stock and assets of NeuroAirmid, and certain cGMP embryonic cell lines used to support the NeuroAirmid business, and any security interest that it might have in the stock and assets of Merger Sub and Legacy Serina, while retaining its security interest in the stock and assets of ReCyte and Reverse Bio and in AgeX assets transferred to UniverXome. Juvenescence also agreed to provide the Company with a claims reserve for the purpose of settling and paying the costs associated with certain claims and demands against the Company, which claims reserve will be an additional debt obligation of UniverXome.
The Convertible Notes Agreement amended certain provisions of the 2022 Secured Note and 2023 Secured Note to eliminate (i) the provisions permitting Juvenescence and AgeX to convert outstanding amounts owed into shares of AgeX common stock, and (ii) certain related provisions. Upon the Merger, a portion of the Convertible Notes were converted, leaving a balance of $10.4 million in loans due to Juvenescence, net of debt issuance, on the condensed consolidated balance sheet. The 2022 Secured Notes also had terms which dictated the issuance of AgeX warrants upon drawdowns of loan funds, however, these were cancelled pursuant to the Merger Agreement and the remaining 2022 Warrants to purchase a total of 129,593 shares of common stock at prices ranging from $20.75 to $25.01 remain in effect. See Note 7, Stockholders’ Equity for details.
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

6. Fair Value Measurements
The Company had the following liabilities measured at fair value on a recurring basis (in thousands):

	Balance at March 31, 2025	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,593	$—	$—	$2,593
Total	$2,593	$—	$—	$2,593

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$3,582	$—	$—	$3,582
Total	$3,582	$—	$—	$3,582
Warrant Liability
The Company classifies the Merger Warrants (as defined in Note 7, Stockholders' Equity) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations. The change in fair value of these warrant liabilities recognized during the three months ended March 31, 2025 and 2024 amounted to a $1.0 million gain and a $5.6 million loss, respectively. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 and 2024 (in thousands):

Merger Warrants
Balance as of December 31, 2024	$3,582
Change in fair value	(989)
Balance as of March 31, 2025	$2,593

Balance as of December 31, 2023	$—
Fair value at inception	18,501
Change in fair value	5,578
Balance as of March 31, 2024	$24,079
The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions at the reporting date:

	Three months ended March 31,
	2025	2024
Expected volatility	74.3% -85.5%	102.3% - 112.8%
Expected term (in years)	0.3 - 3.0	1.3 - 4.0
Risk-free interest rate	3.9% - 4.3%	4.3% - 4.9%
Expected dividend yield	0.00%	0.00%
Expected volatility is estimated using the historical volatilities of comparable publicly traded companies over a period equal to the expected term of the warrants as the Company does not have sufficient trading history. The Company estimates the expected term using time to expiration of the warrant. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to or approximating the expected term of the warrant.
See Note 7, Stockholders’ Equity for further details regarding the warrants.
Convertible Promissory Notes
AgeX-Serina Note
On March 15, 2023, Legacy Serina issued the AgeX-Serina Note in the amount of $10.0 million to AgeX. The AgeX-Serina Note bore interest at 7% per annum and was scheduled to mature on March 15, 2026. Serina borrowed the $10.0 million pursuant to the AgeX-Serina Note to provide for general working capital needs.
Serina elected to initially and subsequently measure the AgeX-Serina Note in its entirety at fair value, with the fair value inception date adjustment as well as all subsequent changes in fair value recognized in the condensed consolidated statements of operations.
On March 15, 2023, the fair value of the $10.0 million principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. On the date of the Merger, the AgeX-Serina Note was remeasured to its fair value of $10.7 million as it converted into equity upon the Merger. See Note 3, Recapitalization for details. The change in fair value recognized during the three months ended March 31, 2025 and 2024 amounted to zero and approximately $7.0 million loss, respectively.

7. Stockholders’ Equity
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant is exercisable for one “Unit” at a price equal to $13.20 per Unit and will expire on July 31, 2025. Each Unit will consist of (i) one share of Company common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of Company common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. As of March 31, 2025, there were 366,691 Post-Merger Warrants issued and outstanding. The Company classifies the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Concurrently with the execution of the Merger Agreement, AgeX, Legacy Serina, and Juvenescence entered into a Side Letter, which became effective immediately prior to the closing of the Merger. The Side Letter provided, among other things, that Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15.0 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence received 1,133,593 Post-Merger Warrants. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028.
Replacement Incentive Warrants
On November 26, 2024, the Company entered into the agreement with Juvenescence (the "Agreement") whereby the Company agreed to issue 1,000,000 shares of common stock at $10.00 per share, for an aggregate amount of $10 million in two equal tranches and to surrender to the Company its outstanding Post-Merger Warrants for the purchase of 755,728 shares of common stock, including all underlying Incentive Warrants issuable upon exercise thereof. In connection with Agreement, the Company issued to Juvenescence warrants to purchase 755,728 shares of common stock at an exercise price of $18.00 per share (the “Replacement Incentive Warrants” and, together with the Post-Merger Warrants and the Incentive Warrants, collectively, the “Merger Warrants”). The Replacement Incentive Warrants expire on March 26, 2028. As a result of the transaction, the Company derecognized warrant liabilities of $1.8 million associated with the surrendered and cancelled Post-Merger and Incentive Warrants and recorded the initial warrant liabilities of $1.4 million associated with the Replacement Incentive Warrants in the condensed consolidated balance sheet as of December 31, 2024.
The closing on the first tranche occurred on November 27, 2024 and the Company issued 500,000 shares of its common stock to Juvenescence for $5.0 million. Juvenescence purchased the second tranche of 500,000 shares of common stock and receive corresponding Replacement Incentive Warrants for $5.0 million on January 31, 2025.
As of March 31, 2025, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants. The Company classifies the Replacement Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Details of Merger Warrant activity for the three months ended March 31, 2025 are as follows (in thousands):

	Post-Merger Warrants	Incentive Warrants	Replacement Incentive Warrants	Total
Balance at December 31, 2024	367	378	756	1,500
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Balance at March 31, 2025	367	378	756	1,500

Former AgeX Warrants
As of March 31, 2025, there were 129,593 warrants issued and outstanding with exercise prices ranging from $20.75 to $25.01 and expiration dates ranging from June 5, 2025 to April 3, 2026. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
8. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 shares of common stock for the grant to new employees or non-employee directors of stock options, stock appreciation rights (“SARs”), sale of restricted stock units (“RSUs”), or other securities as approved by its Board of Directors or the Compensation Committee. As of March 31, 2025, options to purchase 60,000 shares of the Company common stock were outstanding under the 2024 Inducement Plan, which options have exercise prices ranging from $4.50 to $5.30 per share and expire on dates ranging from November 2034 to March 2035. As of March 31, 2025, zero stock options had been exercised and 940,000 options remain available for issuance under the 2024 Inducement Equity Plan.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 2,675,000 shares of common stock for the grant to employees, directors, and consultants of stock options, SARs, RSUs, or other securities as approved by its Board of Directors or the Compensation Committee. As of March 31, 2025, options to purchase 1,732,792 shares of the Company's common stock at exercise prices ranging from $4.60 to $14.87 per share were outstanding under the 2024 Incentive Plan, and expire on dates ranging from March 2034 to February 2035. As of March 31, 2025, zero stock options had been exercised and 942,208 options remain available for issuance under the 2024 Incentive Plan.
Serina 2017 Stock Option Plan
In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. As of March 31, 2025, options to purchase 1,511,172 shares of Company common stock at an exercise price of $0.06 were outstanding under the 2017 Option Plan and expire on dates ranging from June 2025 to December 2032. In the three months ended March 31, 2025 10,000 stock options were exercised, totaling to 204,932 stock options exercised under the 2017 Option Plan as of March 31, 2025. Pursuant to the Merger Agreement, no additional options shall be granted under the 2017 Option Plan.
Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” and formerly the AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. As of March 31, 2025, there were 1,812 stock options granted and outstanding with an exercise price of $13.19 per share and expiration dates in January 2034. As of March 31, 2025, no stock options under the 2017 Incentive Plan assumed pursuant to the Merger Agreement had been exercised and no additional options shall be granted.
Stock-based Compensation Expense
During the three months ended March 31, 2025, the Company granted stock options to purchase 95,000 shares of common stock to certain employees and consultants under the 2024 Incentive Plan, with a weighted average grant date fair value of $3.77 per share. Total unrecognized compensation cost related to unvested stock option grants of $10.2 million as of March 31, 2025 is expected to be recognized over weighted average period of 2.9 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$208	$4
General and administrative	748	49
Total stock-based compensation expense	$956	$53
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
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three months ended March 31, 2025 and 2024.
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
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals therefor, during the three months ended March 31, 2025 and 2024, the Company did not record unrecognized tax benefits.
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

Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$55
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$—	$13
Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	March 31, 2025	December 31, 2024
Operating lease
Right-of-use assets	$862	$862
Accumulated Amortization	(450)	(401)
Right-of-use asset, net	$412	$461

Right-of-use lease liability, current	$185	$192
Right-of-use lease liability, noncurrent	227	268
Total operating lease liabilities	$412	$460

Finance leases
Right-of-use assets	$163	$163
Accumulated Amortization	(82)	(77)
Right-of-use asset, net	$81	$86

Right-of-use lease liability, current	$—	$1
Right-of-use lease liability, noncurrent	—	—
Total finance lease liabilities	$—	$1

Weighted average remaining lease term
Operating lease	2.36 years	2.53 years
Finance leases	—	0.16 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	6.67%	6.67%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2025 (in thousands):

Operating Leases
Nine months ending December 31, 2025	$147
Year ending December 31, 2026	159
Year ending December 31, 2027	117
Year ending December 31, 2028	10
Total undiscounted lease payments	433
Less: imputed interest	(21)
Total lease obligations	412
Less: current portion	(185)
Long-term lease obligations	$227
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
Partnership with Enable
During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. The Company anticipates submission of an Investigational New Drug (IND) application to the U.S. Food and Drug Administration with plans to initiate a Phase 1 clinical trial in advanced Parkinson’s disease patients in 2025. The Company paid $2.0 million in May 2024 for the Enable arrangement and is amortizing the cost on a straight-line basis until December 2025.
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
12. Net Loss Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented (in thousands) as follows:

	Three months ended March 31,
	2025	2024
Basic and diluted net loss per common share allocable to common stockholders

NUMERATOR
Net loss	(4,822)	(15,015)
Less: net loss attributable to noncontrolling interest	9	—
Net loss attributable to Serina	(4,813)	(15,015)

DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic and diluted net loss per common share	9,756	2,790

Basic and diluted net loss per common share allocable to common stockholders	$(0.49)	$(5.38)
For the three months ended March 31, 2025 and 2024, the Company incurred a net loss. As a result, all potentially dilutive common shares were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2025	2024
Stock options	3,306	1,736
Warrants	1,997	2,103
Total anti-dilutive securities	5,303	3,839
Note 13 – Segment Reporting

The Company has one reportable segment relating to the research and development of its POZ platform. The segment derived its revenues from Grant revenue.

The Company’s CODM, its Chief Executive Officer and the senior executive leadership team manage the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues and expenses by specific categories to make informed decisions.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	—	5
Less:
Research and development
Project specific (1)	1,540	—
Non-Project specific (2)	69	718
Compensation (3)	1,211	327
Infrastructure Management and Facilities	109	30
Depreciation	22	31
General and administrative
Professional and outside service fees (4)	1,214	853
Compensation (3)	1,611	315
Infrastructure Management and Facilities	82	51
Merger and Integration related	—	1
Total operating expenses	5,858	2,326
Loss from operations	(5,858)	(2,321)

Interest expense	—	(186)
Interest income	47	87
Other income, net	989	(12,595)
Segment and Consolidated Net Loss	$(4,822)	$(15,015)
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
(3) Compensation includes employee salary and fringe benefits, stock-based compensation and compensation to independent contractors.
(4) General and administrative professional and outside service fees include legal, accounting and audit, board, insurance, and SEC filing fees.
14. Subsequent Events

On April 8, 2025, the Company entered into a Securities Purchase Agreement with certain investors for the issuance of 965,250 shares of its Series A convertible preferred stock at $5.18 per share in a private placement. The Company received gross proceeds of approximately $5.0 million from the private placement. Each share of Series A Preferred Stock is convertible into shares of the Company's common stock, par value ($0.0001) at a conversion price of $5.18 per share. Each share of Series A convertible preferred stock carry an annual 8% dividend payable in the form of common stock at the conversion price each year, and may convert at any time but will automatically convert upon the common stock trading two times the then effective conversion price at a specified sustained volume and time period or the Company completing a financing of at least $20 million at a price per share equal to or greater than the conversion price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2024 and 2023 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 24, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.

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
Overview
We are a clinical-stage biotechnology company developing a pipeline of wholly owned drug product candidates to treat neurological diseases and other indications. Our POZ platform provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics and antibody-based drug conjugates (ADCs). Our proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline). Our POZ technology is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs. The therapeutic agents in our product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic profiles that can include toxicity, side effects and short half-life. We believe that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood.

The following discussion should be read in conjunction with Note 1 in our unaudited condensed consolidated interim financial statements and the related notes above.

On March 26, 2024, we completed the Merger, pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving as our wholly owned subsidiary. Additionally, on March 26, 2024, we changed our name to “Serina Therapeutics, Inc.” .

Our operations through March 31, 2025, have been financed primarily by aggregate net proceeds of $51.9 million from the issuance of convertible preferred stock, common stock, and convertible notes and exercise of Post-Merger Warrants to purchase our common shares by Juvenescence. Since our inception in 2006, we have had significant operating losses. Our operating loss was $5.9 million and $2.3 million for three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $49.1 million and $4.3 million in cash and cash equivalents.

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
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed March 24, 2025 for the year ended December 31, 2024.
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
Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates and therefore have not implemented the systems and procedures to track research and development expenses on a program-by-program basis. We track research and development expenses based on the type of expense as further described below under “Results of Operations – Research and Development Expenses.” Substantially all our historical research and development costs were incurred in the development of our preclinical candidates and advancing research on our POZ lipid technology.
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
•data from our clinical programs that support an acceptable risk benefit profile of our product candidates in the intended patient populations; acceptance by the U.S. Food and Drug Administration ("FDA") or other applicable regulatory agencies of the Investigational New Drug ("IND") applications, clinical trial applications and/or other regulatory filings for SER 252 and other product candidates.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, and other expenses for outside professional services, including legal, recruiting, audit and accounting, and facility related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with the New York Stock Exchange American Company Guide and SEC requirements, director and officer insurance costs, and investor relations costs associated with being a public company.
Other Income/(Expense)
Our other income (expenses) are comprised of interest income on our cash equivalents and changes in fair value of our changes in fair value of our convertible notes and liability-classified warrants and interest accrued from the convertible notes.

Results of Operations
Comparison of three months ended March 31, 2025 and 2024
The table presented below shows our operating expenses for the periods presented (in thousands).

	Three months ended March 31,		$ Increase/ (Decrease)
	2025	2024
REVENUES
Grant revenues	$—	$5	$(5)

OPERATING EXPENSES
Research and development expenses	2,951	1,106	1,845
General and administrative expenses	2,907	1,220	1,687
Total operating expenses	5,858	2,326	3,532

Other income (expense), net	1,036	(12,694)	13,730

NET LOSS	$(4,822)	$(15,015)	$10,193
Revenues
Revenues for the three months ended March 31, 2025 and 2024 were not material.
Research and development expenses
Research and development expenses were $3.0 million for the three months ended March 31, 2025, compared to $1.1 million for the same period in 2024. The increase of $1.9 million is primarily due to increases of $0.7 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount, $0.3 million in professional fees for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets, $0.8 million in outside research services and consultant spend for research programs and $0.1 million in miscellaneous expenses that were individually insignificant. See Note 1, Organization, Business Overview and Liquidity to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Legacy Assets.
General and administrative expenses
General and administrative expenses were $2.9 million for the three months ended March 31, 2025, compared to $1.2 million for the same period in 2024. The increase of $1.7 million is due primarily to increases of $0.9 million of salaries and stock based compensation expenses as a result of new hires and directors, $0.5 million of consulting expenses for critical finance functions, including financial planning, reporting, and operations, as well as the deployment of new platforms and software, a $0.2 million increase in directors and officers insurance and $0.1 million in miscellaneous expenses that were individually insignificant.
Other income (expense), net
Other income, net was $1.0 million for the three months ended March 31, 2025, compared to $12.7 million net expense for the same period in 2024. The increase of $13.7 million is primarily attributable to an increase of $6.6 million in the gain from the change in fair value of liability classified Merger Warrants combined with the $7.0 million change in fair value relating to the Legacy Serina Convertible Notes and the AgeX-Serina Note. There was also $0.1 million in miscellaneous other income amounts that were individually insignificant.
See Notes 6, Fair Value Measurements and Note 7, Stockholders’ Equity to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes, Legacy Serina warrants, liability classified Merger Warrants, and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024.
Liquidity and Capital Resources
Sources of Liquidity
We had $4.3 million in cash and cash equivalents as of March 31, 2025. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, and convertible notes by AgeX and Serina prior to the Merger. Post Merger, our operations have been funded by the exercise of Post-Merger warrants, $5.0 million from Juvenescence in June 2024, and the issuance of common stock to Juvenescence whereby we issued 1,000,000 shares at a purchase price of $10.00 per share, for an aggregate amount of $10.0 million which were received in two $5.0 million tranches in November 2024 and January 2025. In April 2025, we received $5.0 million of cash proceeds from a Securities Purchase Agreement entered with certain investors for a private placement of securities.
Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows as of March 31, 2025 and had an accumulated deficit of $49.1 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the issuance date of our consolidated financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of planned operations.
Funding Requirements
Any product candidates we may develop may never achieve commercialization, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. Our primary uses of capital are, and we expect will continue to be, costs related to pre-clinical and clinical research, clinical studies, manufacturing, and development services; laboratory expenses and costs for related supplies; compensation and related expenses; license payments or milestone obligations that may arise; legal and other regulatory expenses and general overhead costs.
We believe that our cash on hand, along with the $5.0 million of cash proceeds received in April 2025 from a Securities Purchase Agreement entered with certain investors for a private placement of securities, will not be sufficient to enable us to fund our operations through the first quarter of 2026 based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.

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
Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Three months ended March 31,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(4,322)	$(1,577)	$(2,745)	174.1%
Net cash used in investing activities	—	(14)	14	—%
Net cash provided by financing activities	4,917	2,728	2,189	80.2%
Net increase in cash	$595	$1,137	$(542)	(47.7)%
Operating Activities
Net loss for the three months ended March 31, 2025 was $4.8 million. Net cash used in operating activities during this period amounted to $4.3 million. The $0.5 million difference between the net loss and net cash used in operating activities during the three months ended March 31, 2025 was comprised of offsetting non-cash items, netting to zero and changes in operating assets and liabilities totaling $0.5 million. The non-cash items consisted of $1.0 million in stock-based compensation offset by a $1.0 million gain in the fair value of warrants. The net $0.5 million cash used in operating assets and liabilities primarily consisted of a $0.5 million decrease in prepaid expenses (comprised of $0.3 million in prepaid technology access fee and $0.2 million in other prepaid expenses and current assets), and a $0.4 million increase in accounts payable that was offset by $0.4 million decrease in accrued expenses.

Net loss for the three months ended March 31, 2024 amounted to $15.0 million. Net cash used in operating activities during this period amounted to $1.6 million. The $13.4 million difference between the net loss and net cash used in operating activities during the three months ended March 31, 2024 was comprised of non-cash items totaling $13.0 million and changes in operating assets and liabilities totaling $0.4 million. The net $13.0 million of non-cash items consisted of a $7.0 million change in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note, $5.6 million change in the fair value of liability classified warrants, $0.2 million of accrued interest on AgeX-Serina Note and $0.2 million in miscellaneous non-cash items that were individually insignificant. The net $0.4 million cash used in operating assets and liabilities primarily consisted of a $0.2 million increase in accounts payable and a $0.4 million increase in accrued expenses. These were offset by cash used in other prepaid expenses and current assets of $0.1 million and cash used in operating lease liabilities of $0.1 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 of $4.9 million is due to net proceeds received from issuance of common stock to Juvenescence in January 2025. See Note 7. Stockholders’ Equity, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information.
Net cash provided by financing activities three months ended March 31, 2024 of $2.7 million is primarily attributable to $2.4 million drawn under the credit facilities from Juvenescence and approximately $0.3 million cash and restricted cash acquired in connection with the Merger.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of March 31, 2025, due to material weaknesses described below.
In light of the conclusion that our disclosure controls and procedures are considered ineffective as of March 31, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.
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
Remediation Plan
We began implementation of remedial measures to address the material weaknesses, which primarily stem from our small workforce and limited resources prior to the Merger. Following the Merger, the accounting and financial operations personnel and resources from AgeX started to monitor and administer Legacy Serina’s internal controls over financial reporting and development. In the second half of 2024, we began certain of the following measures for our remediation plan:
•We engaged financial operations employees and consultants to assess and establish internal controls.
•To strengthen our accounting and finance team, we hired professionals with technical expertise in public company accounting and financial reporting experience.
•In addition to expanding our internal team, we leverage third-party consultants and specialists to provide technical accounting experience and assist with systems implementation.
•We developed standardized templates and implemented enhanced processes and procedures for accounting, financial close and reporting.
•We implemented automation and integration improvements in our financial IT systems, and are actively working on further enhancements to our platforms.
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
Item 1A. Risk Factors
Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025, which we encourage you to review. There have been no material changes from the risk factors disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Certain Trading Arrangements
During the three months ended March 31, 2025, none of the directors or officers of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Duration (2)
Steve Ledger, Chief Executive Officer and Director	3/28/2025	Rule 10b5-1 Trading Arrangement	6/30/2026
Gregory Curhan, Chief Financial Officer	3/28/2025	Rule 10b5-1 Trading Arrangement	6/30/2026
Randall Moreadith, Chief Development Officer	3/28/2025	Rule 10b5-1 Trading Arrangement	6/27/2026
(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of the completion of all purchases or sales or the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Designations, dated April 10, 2025	8-K	001-38519	3.1	4/14/2025

10.1	Securities Purchase Agreement, dated April 8, 2025, by and among Serina Therapeutics, Inc. and the parties thereto	8-K	001-38519	10.1	4/14/2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SERINA THERAPEUTICS, INC.

Date: May 8, 2025	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: May 8, 2025	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer and Principal Accounting Officer