Form 10-Q
period 2025-06-30
Serina Therapeutics, Inc.
filed 2025-08-11
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares common stock outstanding as of August 8, 2025 was 10,250,588, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,041	$3,672
Prepaid expenses and other current assets	1,950	2,004
Total current assets	7,991	5,676

Property and equipment, net	588	501
Right of use assets - operating leases	362	461
Right of use assets - finance leases	—	86
TOTAL ASSETS	$8,941	$6,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$744
Accrued expenses	1,310	1,429
Other current liabilities	545	193
Total current liabilities	3,561	2,366

Warrant liability	3,549	3,582
Operating lease liabilities, net of current portion	185	268
TOTAL LIABILITIES	7,295	6,216

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,000 shares authorized; 965 and no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; Liquidation preference of $5,000 and zero at June 30, 2025 and December 31, 2024, respectively	4,940	—
Common stock, $0.0001 par value, 40,000 shares authorized; and 10,145 and 9,422 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	52,440	44,958
Accumulated deficit	(55,579)	(44,318)
Total Serina Therapeutics, Inc. stockholders’ equity	1,802	641
Noncontrolling interest	(156)	(133)
Total stockholders’ equity	1,646	508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,941	$6,724
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUES
Grant revenues	$130	$51	$130	$56
Total revenues	130	51	130	56

OPERATING EXPENSES
Research and development	3,152	1,594	6,103	2,700
General and administrative	2,543	2,323	5,450	3,543
Total operating expenses	5,695	3,917	11,553	6,243

Loss from operations	(5,565)	(3,866)	(11,423)	(6,187)

OTHER (EXPENSE) INCOME, NET
Interest expense	(9)	(307)	(9)	(493)
Change in fair value of convertible promissory notes	—	—	—	(7,017)
Change in fair value of warrants	(956)	9,294	33	3,716
Other income, net	68	56	115	143
Total other (expense) income, net	(897)	9,043	139	(3,651)

NET (LOSS) INCOME	(6,462)	5,177	(11,284)	(9,838)
Net loss attributable to noncontrolling interest	14	27	23	27

NET (LOSS) INCOME ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(6,448)	$5,204	$(11,261)	$(9,811)

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.66)	$0.61	$(1.15)	$(1.74)
DILUTED	$(0.66)	$0.51	$(1.15)	$(1.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	10,004	8,514	9,883	5,652
DILUTED	10,004	10,157	9,883	5,652
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2024	—	$—	9,422	$1	$44,958	$(44,318)	$(133)	$508
Issuance of common stock upon exercise of stock options	—	—	10	—	1	—	—	1
Issuance of common stock to Juvenscence, net of issuance costs	—	—	500	—	4,916	—	—	4,916
Stock-based compensation	—	—	—	—	956	—	—	956
Net loss	—	—	—	—	—	(4,813)	(9)	(4,822)
BALANCE AT MARCH 31, 2025	—	—	9,932	1	50,831	(49,131)	(142)	1,559
Issuance of common stock upon exercise of stock options	—	—	42	—	1	—	—	1
Issuance of Series A Convertible Preferred Stock, net of issuance costs of $60	965	4,940	—	—	—	—	—	4,940
Issuance of common stock under at-the-market sales agreement, net of issuance costs of $114	—	—	124	—	629	—	—	629
Issuance of common stock to consultant for services rendered	—	—	42	—	60	—	—	60
Release of restricted stock units to consultant for services rendered	—	—	5	—	29	—	—	29
Stock-based compensation	—	—	—	—	890	—	—	890
Net loss	—	—	—	—	—	(6,448)	(14)	(6,462)
BALANCE AT JUNE 30, 2025	965	$4,940	10,145	$1	$52,440	$(55,579)	$(156)	$1,646
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	2,410	$—	$883	$(33,177)	$—	$(32,294)
Issuance of common stock upon exercise of stock options	—	—	65	—	4	—	—	4
Issuance of common stock upon conversion of redeemable convertible preferred stock	(3,438)	(36,404)	3,438	1	36,403	—	—	36,404
Issuance of common stock to AgeX stockholders and conversion of AgeX-Serina Note upon consummation of Merger	—	—	2,501	—	961	—	—	961
Deemed dividend from issuance of warrants	—	—	—	—	(18,501)		—	(18,501)
Stock-based compensation	—	—	—	—	53	—	—	53
Net loss	—	—	—	—	—	(15,015)	—	(15,015)
BALANCE AT MARCH 31, 2024	—	—	8,414	1	19,803	(48,192)	—	(28,388)
Issuance of common stock upon exercise of Post-Merger Warrants	—	—	378	—	6,360	—	—	6,360
Stock-based compensation	—	—	—	—	458	—	—	458
Transactions with noncontrolling interests	—	—	—	—	3	—	(3)	—
Net income	—	—	—	—	—	5,204	(27)	5,177
BALANCE AT JUNE 30, 2024	—	$—	8,792	$1	$26,624	$(42,988)	$(30)	$(16,393)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(11,284)	$(9,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	82
Non-cash lease expense	116	116
Non-cash interest expense on convertible promissory note	—	163
Amortization of debt issuance costs	—	329
Stock-based compensation	1,846	511
Common stock issued to consultant for services rendered	60	—
Restricted stock units released to consultant for services rendered	29	—
Change in fair value of convertible promissory notes	—	7,017
Change in fair value of warrants	(33)	(3,716)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50	(2,679)
Accounts payable	963	(1,204)
Accrued expenses	(115)	(194)
Operating lease liabilities	(105)	(112)
Other current liabilities	368	(61)
Net cash used in operating activities	(8,072)	(9,586)

INVESTING ACTIVITIES:
Purchase of equipment	(46)	(14)
Net cash used in investing activities	(46)	(14)

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	—	2,925
Cash and restricted cash acquired in connection with the Merger	—	337
Proceeds from the exercise of Post-Merger Warrants by Juvenescence	—	4,988
Proceeds from the exercise of stock options	2	4
Proceeds from issuance of stock to Juvenescence, net	4,916	—
Principal repayment on loan facilities to Juvenescence	—	(133)
Principal repayments on finance lease liabilities	—	(26)
Proceeds from issuance of Series A convertible preferred stock, net	4,940	—
Proceeds from issuance of common stock under at-the-market sales agreement, net	629	—
Net cash provided by financing activities	10,487	8,095

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,369	(1,505)

CASH AND CASH EQUIVALENTS:
At beginning of the period	3,672	7,619
At end of the period	$6,041	$6,114

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon conversion of redeemable convertible preferred stock	$—	$36,404
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$—	$961
Deemed dividend from issuance of warrants	$—	$18,501
Issuance of warrants upon exercise of Post-Merger warrants	$—	$1,372
Transfer of right‑of‑use assets to property and equipment upon title transfer	$75	$—
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
The Company recognized a net loss of $11.3 million for the six months ended June 30, 2025. The Company used $8.1 million in net cash from operating activities for the period ended June 30, 2025 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Management believes that its cash and cash equivalents of $6.0 million as of June 30, 2025, will be used to fund Company operations but are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these condensed consolidated interim financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to largely rely on raising capital from equity investors, and additional funding through the Company's at-the-market offering ("ATM"), for funding its operations. Some funding may be obtained through licensing agreements or other arrangements with commercial entities.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of June 30, 2025 and the condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025, and 2024 and condensed consolidated statements of cash flows for the six months ended June 30, 2025, and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 in the Annual Report on Form 10-K filed with the SEC on March 24, 2025.
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
Financial Statement Reclassification
Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications. Accounts payable and accrued expenses, previously presented as one line item on the condensed consolidated balance sheet, are now presented separately given the materiality of the balances. The current portion of operating and finance lease liabilities were also reclassified to other current liabilities. Interest income and expenses, previously presented net on the condensed consolidated statement of operations, is now presented separately. The non-cash interest expense on convertible promissory note, previously combined with accrued expenses in the operating activities section of the condensed consolidated statement of cash flows, is now presented separately within operating activities. Additionally, grant receivable was included in prepaid expenses and other current assets and related party payables was combined with other current liabilities in the operating activities section of the condensed consolidated statement of cash flows. These reclassifications had no effect on the reported results of operations or financial position.
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
At times, the balances in these accounts may be in excess of FDIC and SIPC insured limits. At June 30, 2025 and December 31, 2024, cash and cash equivalents deposits in excess of FDIC limits were both nominal, and investments and deposits in excess of SIPC limits were $5.3 million and $2.9 million, respectively.
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
4. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Prepaid technology access fee	$1,000	$1,333
Prepaid insurance	526	192
Other prepaid expenses	247	402
Other current assets	177	77
Total prepaid expenses and other current assets	$1,950	$2,004

Property and equipment, net
Property and equipment, net was as follows (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$1,086	$966
Software	136	136
Total property and equipment, gross	1,222	1,102
Less: accumulated depreciation and amortization	(634)	(601)
Total property and equipment, net	$588	$501
Depreciation and amortization of property and equipment for the three and six months ending June 30, 2025 and 2024 were not material.
Accrued liabilities
Accrued liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Research program and services	$669	$329
Accrued compensation	517	559
Accrued severance	12	304
Other accrued expenses	112	237
Total accrued expenses	$1,310	$1,429
Other current liabilities
Included in other current liabilities is $0.5 million of financed directors and officers insurance premiums at a rate of 7.31% for nine months until December 2025. As of June 30, 2025 the remaining unpaid balance was $0.4 million.
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
The Convertible Notes Agreement amended certain provisions of the 2022 Secured Note and 2023 Secured Note to eliminate (i) the provisions permitting Juvenescence and AgeX to convert outstanding amounts owed into shares of AgeX common stock, and (ii) certain related provisions. Upon the Merger, a portion of the Convertible Notes were converted, leaving a balance of $10.4 million in loans due to Juvenescence, net of debt issuance, on the condensed consolidated balance sheet. The 2022 Secured Notes also had terms which dictated the issuance of AgeX warrants upon drawdowns of loan funds, however, these were cancelled pursuant to the Merger Agreement and the remaining 2022 Warrants to purchase a total of 129,593 shares of common stock at prices ranging from $20.75 to $25.01 remain in effect. See Note 7, Stockholders’ Equity, for details.
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

6. Fair Value Measurements
The Company had the following liabilities measured at fair value on a recurring basis (in thousands):

	Balance at June 30, 2025	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$3,549	$—	$—	$3,549
Total	$3,549	$—	$—	$3,549

	Balance at December 31, 2024	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$3,582	$—	$—	$3,582
Total	$3,582	$—	$—	$3,582
Warrant Liability
The Company classifies the Merger Warrants (as defined in Note 7, Stockholders' Equity) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations. The change in fair value of these warrant liabilities recognized during the three months ended June 30, 2025 and 2024 was a $1.0 million loss and a $9.3 million gain, respectively. The change in fair value of these warrant liabilities recognized during the six months ended June 30, 2025 and 2024 amounted to a nominal gain and a $3.7 million gain, respectively. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2025 and 2024 (in thousands):

Merger Warrants
Balance as of December 31, 2024	$3,582
Change in fair value	(33)
Balance as of June 30, 2025	$3,549

Balance as of December 31, 2023	$—
Fair value at inception	18,501
Exercise	(1,372)
Change in fair value	(3,716)
Balance as of June 30, 2024	$13,413
The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions at the reporting date:

	As of June 30,
	2025	2024
Expected volatility	65.1% -99.5%	111.3% - 115.6%
Expected term (in years)	0.1 - 2.7	1.1 - 3.7
Risk-free interest rate	3.7% - 4.4%	4.5% - 5.1%
Expected dividend yield	0.00%	0.00%
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
On March 15, 2023, the fair value of the $10.0 million principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. On the date of the Merger, the AgeX-Serina Note was remeasured to its fair value of $10.7 million as it converted into equity upon the Merger. See Note 3, Recapitalization for details. The change in fair value recognized during the three and six months ended June 30, 2025 and 2024 amounted to zero and approximately $7.0 million loss, respectively.

7. Stockholders’ Equity
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. The Series A Preferred Stock earns cumulative dividends at a rate of 8% per annum that are declared annually beginning on March 31, 2026 and paid in shares of the Company's common stock ("PIK Shares"). As of June 30, 2025, 18,882 dividend shares have been accrued but not declared. The preferred stock ranks pari passu with parity stock and senior to junior stock and other indebtedness, with automatic and optional conversion rights. The Series A Preferred Stock is not redeemable.

Per each whole share of Series A Preferred Stock, the holders of Series A Preferred Stock will be entitled to cast the number of votes equal to the number of shares of Common Stock into which such holder's Series A Preferred Stock would be convertible into on the record date for the vote or consent of stockholders. The holders of Series A Preferred Stock will vote with the holders of the Common Stock as a single class and on an as-converted basis, except as provided by law.

The Series A Preferred Stock is convertible, at the holder's option, into the number of shares of the Company's common stock equal to the sum of (i) the quotient of the issuance price divided by the conversion price (initially set at $5.18) and (ii) any PIK Shares accrued but not yet issued with respect to the shares of Series A Preferred Stock being converted, subject to certain beneficial ownership limitations that require stockholder approval for conversion. All shares of Series A Preferred Stock will automatically convert into shares of common stock if (i) the volume weighted average price per share of common stock is greater than two times the then effective conversion price for ten trading days within any twenty consecutive trading days and (ii) upon the Company completing an underwritten offering or private placement of common stock resulting in gross cash proceeds to the Company of at least $20 million.

In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock are entitled to receive payment based on the greater of issuance price or the per share consideration paid to common stockholders in the liquidation as if the Series A Preferred Stock had been converted into common stock prior to the liquidation event. After payment of the full liquidation preference of Series A Preferred Stock, distributions by the Company shall be distributed with equal priority among holders of the Series A Preferred Stock and common stock, with Series A Preferred Stock being treated on an as converted basis, including payment for accrued but unpaid dividends. As of June 30, 2025 and December 31, 2024, the liquidation preference amounted to $5 million and zero, respectively.
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Each Post-Merger Warrant is exercisable for one “Unit” at a price equal to $13.20 per Unit and will expire on July 31, 2025. Each Unit will consist of (i) one share of Company common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of Company common stock at a price equal to $18.00 per warrant and will expire on the four-year anniversary of the closing date of the Merger. In the six months ended June 30, 2025, 33 Post-Merger Warrants were exercised. In addition to the shares of common stock, upon exercise of the Post-Merger Warrants, 33 Incentive Warrants to purchase 33 shares of common stock with an exercise price of $18.00 per share that expire on March 26, 2028 were issued. As of June 30, 2025, there were 366,658 Post-Merger Warrants issued and outstanding. The Company classifies the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
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
As of June 30, 2025, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants. The Company classifies the Replacement Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Details of Merger Warrant activity for the six months ended June 30, 2025 are as follows (in thousands):

	Post-Merger Warrants	Incentive Warrants	Replacement Incentive Warrants	Total
Balance at December 31, 2024	367	378	756	1,500
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Balance at June 30, 2025	367	378	756	1,500
Former AgeX Warrants
As of June 30, 2025, there were 129,593 warrants issued and outstanding with exercise prices ranging from $20.75 to $25.01 and expiration dates ranging from June 5, 2025 to April 3, 2026. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
At-the-Market Offerings
On April 25, 2025, the Company entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of June 30, 2025, the Company has sold 124,454 shares of common stock, resulting in net proceeds of $0.6 million.

8. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 shares of common stock for the grant to new employees or non-employee directors of stock options, stock appreciation rights (“SARs”), sale of restricted stock units (“RSUs”), or other securities as approved by its Board of Directors or the Compensation Committee. As of June 30, 2025, options to purchase 72,500 shares of the Company's common stock were outstanding under the 2024 Inducement Plan, which options have exercise prices ranging from $4.54 to $5.75 per share and expire on dates ranging from November 2034 to June 2035. As of June 30, 2025, zero stock options had been exercised and 927,500 stock options remain available for issuance under the 2024 Inducement Equity Plan.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 2,675,000 shares of common stock for the grant to employees, directors, and consultants of stock options, SARs, RSUs, or other securities as approved by its Board of Directors or the Compensation Committee. As of June 30, 2025, options to purchase 1,751,371 shares of the Company's common stock at exercise prices ranging from $4.60 to $14.87 per share were outstanding under the 2024 Equity Incentive Plan, and expire on dates ranging from March 2034 to June 2035. During the six months ended June 30, 2025, 5,000 RSUs were granted with immediate vesting, which were all outstanding as of June 30, 2025. Additionally, 18,319 stock options were forfeited and 6,102 options expired. As of June 30, 2025, zero stock options had been exercised and 918,629 shares remain available for issuance under the 2024 Equity Incentive Plan.
Serina 2017 Stock Option Plan
In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. As of June 30, 2025, options to purchase 1,469,506 shares of Company's common stock at an exercise price of $0.06 were outstanding under the 2017 Option Plan and expire on dates ranging from July 2027 to December 2032. In the six months ended June 30, 2025, 51,666 stock options were exercised, totaling to 246,598 stock options exercised under the 2017 Option Plan as of June 30, 2025. Pursuant to the Merger Agreement, no additional options shall be granted under the 2017 Option Plan.
Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” and formerly the AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. As of June 30, 2025, there were 1,812 stock options granted and outstanding with an exercise price of $13.19 per share and expiration dates in January 2034. As of June 30, 2025, no stock options under the 2017 Equity Incentive Plan assumed pursuant to the Merger Agreement had been exercised and no additional options shall be granted.
Stock-based Compensation Expense
During the six months ended June 30, 2025, the Company granted stock options to purchase 150,500 shares of common stock to certain employees, the Board and consultants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Plan, with a weighted average grant date fair value of $4.18 per share. The Company also granted 5,000 RSUs under the 2024 Equity Incentive Plan with a weighed average grant date fair value of $5.75 per share during the six months ended June 30, 2025. Total unrecognized compensation cost related to unvested stock option grants of $9.4 million as of June 30, 2025 is expected to be recognized over weighted average period of 2.6 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$212	$129	$420	$133
General and administrative	678	329	1,426	378
Total stock-based compensation expense	$890	$458	$1,846	$511
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
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three and six months ended June 30, 2025 and 2024.
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
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals. During the three and six months ended June 30, 2025 and 2024, the Company did not record unrecognized tax benefits.
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

Supplemental cash flow information related to leases is as follows (in thousands):

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105	$112
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$—	$26

Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	June 30, 2025	December 31, 2024
Operating lease
Right-of-use assets	$862	$862
Accumulated Amortization	(500)	(401)
Right-of-use asset, net	$362	$461

Right-of-use lease liability, current	$177	$192
Right-of-use lease liability, noncurrent	185	268
Total operating lease liabilities	$362	$460

Finance leases
Right-of-use assets	$88	$163
Accumulated Amortization	(88)	(77)
Right-of-use asset, net	$—	$86

Right-of-use lease liability, current	$—	$1
Right-of-use lease liability, noncurrent	—	—
Total finance lease liabilities	$—	$1

Weighted average remaining lease term
Operating lease	2.17 years	2.53 years
Finance leases	—	0.16 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	6.67%	6.67%
The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2025 (in thousands):

Operating Leases
Six months ending December 31, 2025	$105
Year ending December 31, 2026	159
Year ending December 31, 2027	117
Year ending December 31, 2028	10
Total undiscounted lease payments	391
Less: imputed interest	(29)
Total lease obligations	362
Less: current portion	(177)
Long-term lease obligations	$185
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
Partnership with Enable
During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. The Company anticipates submission of an Investigational New Drug (IND) application to the U.S. Food and Drug Administration with plans to initiate a Phase 1 clinical trial in advanced Parkinson’s disease patients in 2025. The Company paid $2.0 million in May 2024 for the Enable arrangement. The cost is being amortized on a straight-line basis through December 2025, with adjustments made based on management's quarterly progress reviews.
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

12. Net (Loss) Income Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented (in thousands) as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share allocable to common stockholders

NUMERATOR
Net loss (income)	$(6,462)	$5,177	$(11,284)	$(9,838)
Less: Net loss attributable to noncontrolling interest	14	27	23	27
Add: Cumulative undeclared Series A preferred stock dividends	(117)	—	(117)	—
Net (loss) earnings available to common stockholders	$(6,565)	$5,204	$(11,378)	$(9,811)

DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net (loss) earnings per common share	10,004	8,514	9,883	5,652

Basic net (loss) earnings per common share allocable to common stockholders	$(0.66)	$0.61	$(1.15)	$(1.74)

Diluted net (loss) earnings per common share allocable to common stockholders

NUMERATOR
Net (loss) earnings attributable to common stockholders	$(6,565)	$5,204	$(11,378)	$(9,811)
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net loss per common share	10,004	8,514	9,883	5,652
Add: dilutive effect of stock options	—	1,643	—	—
Weighted-average shares of common stock outstanding used to calculate diluted net loss per common share	10,004	10,157	9,883	5,652

Diluted net (loss) earnings per common share attributable to common stockholders	$(0.66)	$0.51	$(1.15)	$(1.74)
For three months ended June 30, 2025, and six months ended June 30, 2025 and 2024, the Company had a net (loss) earnings and most outstanding stock options and warrants were excluded from the calculation of diluted net (loss) earnings per share as their inclusion would have been anti-dilutive. See the following table for all the potential dilutive instruments that were excluded from the calculation of diluted net (loss) earnings per share (in thousands);

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Series A preferred stock	984	—	984	—
Stock options	3,295	652	3,295	2,304
Warrants	1,997	3,226	1,997	3,226
Total anti-dilutive securities	6,276	3,878	6,276	5,530
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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenue	130	51
Less:
Research and development
Project specific (1)	1,191	333
Non-Project specific (2)	284	170
Compensation (3)	1,532	960
Infrastructure management and facilities	123	68
Depreciation	22	63
General and administrative
Professional and outside service fees (4)	910	1,412
Compensation (3)	1,545	815
Infrastructure management and facilities	88	90
Merger and integration related	—	6
Total operating expenses	5,695	3,917
Loss from operations	(5,565)	(3,866)

Interest expense	(9)	(307)
Interest income	68	56
Other (expense) income, net	(956)	9,294
Segment and consolidated net (loss) income	$(6,462)	$5,177

	Six months ended June 30,
	2025	2024
Revenue	$130	$56
Less:
Research and development
Project specific (1)	2,714	333
Non-Project specific (2)	370	889
Compensation (3)	2,750	1,287
Infrastructure management and facilities	224	97
Depreciation	45	94
General and administrative
Professional and outside service fees (4)	2,124	2,264
Compensation (3)	3,162	1,131
Infrastructure management and facilities	164	140
Merger and integration related	—	8
Total operating expenses	11,553	6,243
Loss from operations	(11,423)	(6,187)

Interest expense	(9)	(493)
Interest income	115	143
Other income, net	33	(3,301)
Segment and consolidated net loss	$(11,284)	$(9,838)
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
14. Subsequent Events

On July 2, 2025, the Company established a new subsidiary, Serina Therapeutics Australia Pty Ltd in Australia. Its primary purpose is to conduct clinical research activities. The consolidation of this subsidiary is not reflected in these financial statements as the setup occurred after the reporting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements for the years ended December 31, 2024 and 2023 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 24, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.

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

The following discussion should be read in conjunction with Note 1 in our unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of this Report.

On March 26, 2024, we completed the Merger, pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving as our wholly owned subsidiary. Additionally, on March 26, 2024, we changed our name to “Serina Therapeutics, Inc.”

Our operations through June 30, 2025, have been financed primarily by aggregate net proceeds of $57.4 million from the issuance of convertible preferred stock, common stock, and convertible notes and exercise of Post-Merger Warrants to purchase our common shares by Juvenescence. Since our inception in 2006, we have had significant operating losses. Our operating loss was $5.6 million and $3.9 million for six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $55.6 million and $6.0 million in cash and cash equivalents.

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
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three and six months ended June 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed March 24, 2025 for the year ended December 31, 2024.
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
Other Income/(Expense)
Our other income (expenses) are comprised of interest income on our cash equivalents, changes in fair value of our convertible notes and liability-classified warrants, and interest accrued from the convertible notes.

Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
The table presented below shows our operating expenses for the periods presented (in thousands).

	Three months ended June 30,		$ Increase/ (Decrease)
	2025	2024
REVENUES
Grant revenues	$130	$51	$79

OPERATING EXPENSES
Research and development expenses	3,152	1,594	1,558
General and administrative expenses	2,543	2,323	220
Total operating expenses	5,695	3,917	1,778
Loss from operations	(5,565)	(3,866)	(1,699)
Other income (expense), net	(897)	9,043	(9,940)

NET INCOME (LOSS)	$(6,462)	$5,177	$(11,639)

	Six months ended June 30,		$ Increase/ (Decrease)
	2025	2024
REVENUES
Grant revenues	$130	$56	$74

OPERATING EXPENSES
Research and development expenses	6,103	2,700	3,403
General and administrative expenses	5,450	3,543	1,907
Total operating expenses	11,553	6,243	5,310
Loss from operations	(11,423)	(6,187)	(5,236)
Other income (expense), net	139	(3,651)	3,790

NET LOSS	$(11,284)	$(9,838)	(1,446)
Revenues
Revenues for the three and six months ended June 30, 2025 and 2024 were not material.
Research and development expenses
Research and development expenses were $3.2 million for the three months ended June 30, 2025, compared to $1.6 million for the same period in 2024. The increase of $1.6 million is primarily due to increases of $1.2 million in outside research services, $0.3 million in consultant spend for research programs and $0.6 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount and increase of $0.1 million in miscellaneous expenses amounts that were individually insignificant. These increases were offset by a decrease of $0.3 million in professional fees for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets and a decrease of $0.3 million in severance and related costs. See Note 1, Organization, Business Overview and Liquidity to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Legacy Assets.
Research and development expenses were $6.1 million for the six months ended June 30, 2025, compared to $2.7 million for the same period in 2024. The increase of $3.4 million is primarily due to increases of $1.8 million in outside research services and $0.5 million in consultant spend for research programs and $1.3 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount and net $0.1 million increase in expenses amounts that were individually insignificant. These increases were offset by a decrease of $0.3 million in severance and related costs.
General and administrative expenses
General and administrative expenses were $2.5 million for the three months ended June 30, 2025, compared to $2.3 million for the same period in 2024. The increase of $0.2 million is due primarily to increases of $0.3 million in stock based compensation expenses as a result of new option grants and $0.3 million of consulting expenses primarily for critical finance functions, including financial planning, reporting, and operations, as well as the deployment of new platforms and software. These increases were offset by a decrease of $0.4 million in legal fees primarily as the result of the conclusion of our post-merger compliance and reporting activities.
General and administrative expenses were $5.5 million for the six months ended June 30, 2025, compared to $3.5 million for the same period in 2024. The increase of $1.9 million is due primarily to increases of $1.2 million of salaries and stock based compensation expenses as a result of new hires and directors, $0.8 million of consulting expenses primarily for critical finance functions, including financial planning, reporting, and operations, as well as the deployment of new platforms and software, a $0.1 million increase in directors and officers insurance and $0.2 million related to the maintenance of certain patent and other intellectual property, and biological material assets included in Legacy Assets. These increases were offset by a decrease of $0.4 million in legal fees primarily as the result of the conclusion of our post-merger compliance and reporting activities.
Other income (expense), net
Other expense, net was $0.9 million for the three months ended June 30, 2025, compared to $9.0 million net income for the same period in 2024. The $9.9 million increase in expenses is primarily attributable to the $10.3 million change in fair value relating to the fair value of liability classified warrants, which was offset by the decrease in $0.3 million in interest expense and $0.1 million in other expenses that were individually insignificant.
Other income was $0.1 million for the six months ended June 30, 2025, compared to $3.7 million net expense for the same period in 2024. The $3.8 million change is primarily attributable to a decrease of $7.0 million loss from the change in fair value relating to the Legacy Serina Convertible Notes and the AgeX-Serina Note and a decrease of $0.5 million in interest expense which was offset by the $3.7 million decrease in gain from the change in fair value of liability classified Merger Warrants.
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
Liquidity and Capital Resources
Sources of Liquidity
We had $6.0 million in cash and cash equivalents as of June 30, 2025. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, and convertible notes by AgeX and Serina prior to the Merger. Post Merger, our operations have been funded by the exercise of Post-Merger warrants, $5.0 million from Juvenescence in June 2024, and the issuance of common stock to Juvenescence whereby we issued 1,000,000 shares at a purchase price of $10.00 per share, for an aggregate amount of $10.0 million which were received in two $5.0 million tranches in November 2024 and January 2025.
In April 2025, we entered into a Securities Purchase Agreement with certain investors for a private placement of securities. At the closing of the Private Placement, we issued an aggregate of 965,250 shares of newly authorized Series A convertible preferred stock, par value $0.0001, at a purchase price of $5.18 per share, resulting in net proceeds of $4.9 million. Each share of Series A Preferred Stock is convertible into shares of the Company's common stock, par value ($0.0001), at a conversion price of $5.18 per share and has a cumulative annual dividend of 8% beginning on March 31, 2026.
Additionally, on April 25, 2025, we entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an at-the-market offering ("ATM") program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of June 30, 2025, we have sold 124,454 shares of common stock at an average price of $5.83, resulting in net proceeds of $0.6 million under the ATM.
Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows and as of June 30, 2025, we had an accumulated deficit of $55.6 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the issuance date of our consolidated interim financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
We believe that our cash on hand will not be sufficient to enable us to fund our operations through one year from the balance sheet date based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
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
Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Six months ended June 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(8,072)	$(9,586)	$1,514	(15.8%)
Net cash used in investing activities	(46)	(14)	(32)	—%
Net cash provided by financing activities	10,487	8,095	2,392	29.5%
Net increase (decrease) in cash	$2,369	$(1,505)	$3,874	(257.4)%
Operating Activities
Net loss for the six months ended June 30, 2025 was $11.3 million. Net cash used in operating activities during this period amounted to $8.1 million. The $3.2 million difference between the net loss and net cash used in operating activities during the six months ended June 30, 2025 was comprised of offsetting non-cash items of $2.1 million and changes in operating assets and liabilities totaling $1.2 million. The non-cash items primarily consisted of $1.8 million in stock-based compensation, $0.1 million equity compensation to consultants for services and $0.2 million in non-cash lease expenses. The net $1.2 million cash from operating assets and liabilities primarily consisted of a $1.0 million increase in accounts payable that was offset by a $0.1 million decrease in accrued expenses, a $0.4 million increase in other current liabilities and a $0.1 million decrease in operating lease liabilities.
Net loss for the six months ended June 30, 2024 amounted to $9.8 million. Net cash used in operating activities during this period amounted to $9.5 million. The $0.3 million difference between the net loss and net cash used in operating activities during the six months ended June 30, 2024 was primarily attributable to certain non-cash items, including changes in the fair value of convertible notes among other non-cash items totaling $4.3 million as well as a decrease in accrued interest on AgeX-Serina Note of approximately $0.2 million due to consummation of Merger on March 26, 2024. These changes were offset to some extent by changes of $2.7 million in prepaid expenses (comprised of $2 million in prepaid technology access fee and $0.7 million in other prepaid expenses), $1.4 million in accounts payable and accrued expenses, and $0.2 million from the effect of net changes in operating lease liabilities and amount due to related party.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 of $10.5 million is primarily due to net proceeds received of $4.9 million from issuance of common stock to Juvenescence in January 2025, $5.0 million received in April 2025 from a Securities Purchase Agreement entered with certain investors for a private placement of securities, $0.6 million net proceeds from our ATM. See Note 7. Stockholders’ Equity, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information.
Net cash provided by financing activities six months ended June 30, 2024 of $8.1 million is primarily attributable to $5.0 million proceeds received from the exercise of 377,865 Post-Merger Warrants by Juvenescence, $2.9 million drawn under the credit facilities from Juvenescence and approximately $0.3 million cash and restricted cash acquired in connection with the Merger. These changes were offset to some extent by $0.1 million repayments of principal on loan facilities to Juvenescence. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of June 30, 2025, due to material weaknesses described below.
In light of the conclusion that our disclosure controls and procedures are considered ineffective as of June 30, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.
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
Item 1A. Risk Factors
Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025, which we encourage you to review. There have been no material changes from the risk factors disclosed in the Form 10-K, except as set forth below:
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

We may sell up to $13.3 million of shares of our common stock in "at-the-market" offerings pursuant to a sales agreement (the "Sales Agreement") entered into on April 25, 2025 with JonesTrading Institutional Services LLC. The sale of a substantial number of shares of our common stock pursuant to the Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, there can be no assurance regarding the price at which we will be able to sell shares under the Sales Agreement, and any sales of our common stock under the Sales Agreement may be at prices that result in additional dilution to our existing stockholders.
The FDA regulatory approval process is lengthy, time consuming, and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, adverse event reporting, record keeping, advertising, promotion, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any drug product in the United States until we receive approval from the FDA. We have not previously submitted an NDA to the FDA, or similar approval filings to comparable foreign authorities. An NDA must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure, potent, and effective for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre license inspection. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

Further, we are reliant on regulators having the resources necessary to evaluate and approve our products. In the United States, a partial federal government shutdown halted the work of many federal agencies and their employees from late December 2018 through late January 2019. A subsequent extended shutdown or, pursuant to the new Administration’s actions in early 2025 to freeze or reduce the federal workforce, significant reductions of, or disruptions to, staffing and resources available to government agencies could result in reductions or delays of FDA’s activities, including with respect to our ongoing clinical programs, our manufacturing of our products and product candidates and our product approvals. Recent initiatives to reduce the size and budgets of government agencies, including the FDA, may adversely impact our operations. In particular, reductions in staffing and resources at the FDA could result in delays in regulatory review timelines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported.
Item 3. Default Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Certain Trading Arrangements
During the three months ended June 30, 2025, none of the directors or officers of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Designations, dated April 10, 2025	8-K	001-38519	3.1	4/14/2025

3.2	Certificate of correction, dated May 22, 2025	8-K	001-38519	3.1	5/22/2025

10.1	Securities Purchase Agreement, dated April 8, 2025, by and among Serina Therapeutics, Inc. and the parties thereto	8-K	001-38519	10.1	4/14/2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SERINA THERAPEUTICS, INC.

Date: August 11, 2025	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: August 11, 2025	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer and Principal Accounting Officer