Form 10-Q
period 2025-09-30
Serina Therapeutics, Inc.
filed 2025-11-13
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares common stock outstanding as of November 10, 2025 was 10,664,064, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,620	$3,672
Prepaid expenses and other current assets	2,877	2,004
Total current assets	11,497	5,676

Property and equipment, net	580	501
Right of use assets - operating leases	312	461
Right of use assets - finance leases	—	86
Other long-term prepaid assets	24	—
TOTAL ASSETS	$12,413	$6,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,731	$744
Accrued expenses	1,144	1,429
Warrant liability	1,676	—
Convertible Note, net	2,888	—
Other current liabilities	350	193
Total current liabilities	8,789	2,366

Warrant liability, non-current	1,882	3,582
Operating lease liabilities, net of current portion	148	268
TOTAL LIABILITIES	10,819	6,216

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,000 shares authorized; 965 and no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; Liquidation preference of $5,000 and zero at September 30, 2025 and December 31, 2024, respectively	4,940	—
Common stock, $0.0001 par value, 40,000 shares authorized; and 10,543 and 9,422 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	56,987	44,958
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(60,164)	(44,318)
Total Serina Therapeutics, Inc. stockholders’ equity	1,760	641
Noncontrolling interest	(166)	(133)
Total stockholders’ equity	1,594	508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,413	$6,724
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUES
Grant revenues	$—	$14	$130	$70
Total revenues	—	14	130	70

OPERATING EXPENSES
Research and development	3,651	2,415	9,754	5,115
General and administrative	2,741	2,911	8,191	6,454
Total operating expenses	6,392	5,326	17,945	11,569

Loss from operations	(6,392)	(5,312)	(17,815)	(11,499)

OTHER INCOME, NET
Interest expense	(6)	(16)	(15)	(509)
Change in fair value of convertible promissory notes	—	—	—	(7,017)
Change in fair value of warrants	1,044	6,669	1,076	10,385
Gain on warrants expiration	724	—	724	—
Other income, net	35	42	151	185
Total other income, net	1,797	6,695	1,936	3,044

NET (LOSS) INCOME	(4,595)	1,383	(15,879)	(8,455)
Net loss attributable to noncontrolling interest	10	27	33	54
NET (LOSS) INCOME ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(4,585)	$1,410	$(15,846)	$(8,401)

NET (LOSS) INCOME	$(4,595)	$1,383	$(15,879)	$(8,455)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(4)	-	(4)	-
COMPREHENSIVE LOSS	(4,599)	1,383	(15,883)	(8,455)
Comprehensive loss attributable to noncontrolling interest	10	27	33	54
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(4,589)	$1,410	$(15,850)	$(8,401)

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.45)	$0.16	$(1.60)	$(1.24)
DILUTED	$(0.45)	$0.13	$(1.60)	$(1.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	10,339	8,851	10,032	6,774
DILUTED	10,339	10,751	10,032	6,774

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2024	—	$—	9,422	$1	$44,958	$—	$(44,318)	$(133)	$508
Issuance of common stock upon exercise of stock options	—	—	10	—	1	—	—	—	1
Issuance of common stock to Juvenescence, net of issuance costs of $84	—	—	500	—	4,916	—	—	—	4,916
Stock-based compensation	—	—	—	—	956	—	—	—	956
Net loss	—	—	—	—	—	—	(4,813)	(9)	(4,822)
BALANCE AT MARCH 31, 2025	—	—	9,932	1	50,831	—	(49,131)	(142)	1,559
Issuance of common stock upon exercise of stock options	—	—	42	—	1	—	—	—	1
Issuance of Series A Convertible Preferred Stock, net of issuance costs of $60	965	4,940	—	—	—	—	—	—	4,940
Issuance of common stock under at-the-market sales agreement, net of issuance costs of $114	—	—	124	—	629	—	—	—	629
Issuance of common stock to consultant for services rendered	—	—	42	—	60	—	—	—	60
Release of restricted stock units to consultant for services rendered	—	—	5	—	29	—	—	—	29
Stock-based compensation	—	—	—	—	890	—	—	—	890
Net loss	—	—	—	—	—	—	(6,448)	(14)	(6,462)
BALANCE AT JUNE 30, 2025	965	4,940	10,145	1	52,440	—	(55,579)	(156)	1,646
Issuance of common stock upon exercise of stock options	—	—	129	—	8	—	—	—	8
Reclassification of warrant liability to equity	—	—	—	—	1,971	—	—	—	1,971
Issuance of common stock under at-the-market sales agreement, net of issuance costs of $87	—	—	261	—	1,523	—	—	—	1,523
Issuance of common stock for services rendered by consultants	—	—	8	—	46	—	—	—	46
Stock-based compensation	—	—	—	—	999	—	—	—	999
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(4,585)	(10)	(4,595)
BALANCE AT SEPTEMBER 30, 2025	965	$4,940	10,543	1	$56,987	$(4)	$(60,164)	$(166)	1,594
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	2,410	$—	$883	$(33,177)	$—	$(32,294)
Issuance of common stock upon exercise of stock options	—	—	65	—	4	—	—	4
Issuance of common stock upon conversion of redeemable convertible preferred stock	(3,438)	(36,404)	3,438	1	36,403	—	—	36,404
Issuance of common stock to AgeX stockholders and conversion of AgeX-Serina Note upon consummation of Merger	—	—	2,501	—	961	—	—	961
Deemed dividend from issuance of warrants	—	—	—	—	(18,501)		—	(18,501)
Stock-based compensation	—	—	—	—	53	—	—	53
Net loss	—	—	—	—	—	(15,015)	—	(15,015)
BALANCE AT MARCH 31, 2024	—	—	8,414	1	19,803	(48,192)	—	(28,388)
Issuance of common stock upon exercise of Post-Merger Warrants	—	—	378	—	6,360	—	—	6,360
Stock-based compensation	—	—	—	—	458	—	—	458
Transactions with noncontrolling interests	—	—	—	—	3	—	(3)	—
Net income (loss)	—	—	—	—	—	5,204	(27)	5,177
BALANCE AT JUNE 30, 2024	—	—	8,792	1	26,624	(42,988)	(30)	(16,393)
Issuance of common stock upon exercise of stock options	—	—	100	—	86	—	—	86
Stock-based compensation	—	—	—	—	1,096	—	—	1,096
Transactions with noncontrolling interests	—	—	—	—	(3)	—	3	—
Net income (loss)	—	—	—	—	—	1,410	(27)	1,383
BALANCE AT SEPTEMBER 30, 2024	—	$—	8,892	$1	$27,803	$(41,578)	$(54)	$(13,828)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(15,879)	$(8,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	138
Non-cash lease expense	171	174
Non-cash interest expense on convertible promissory note	—	163
Amortization of debt issuance costs	—	337
Stock-based compensation	2,845	1,607
Common stock issued to consultant for services rendered	106	—
Restricted stock units released to consultant for services rendered	29	—
Change in fair value of convertible promissory notes	—	7,017
Change in fair value of warrants	(1,076)	(10,385)
Gain on expiration of warrants	(724)	—
Changes in operating assets and liabilities:
Grant receivable	—	51
Prepaid expenses and other current assets	816	(2,449)
Accounts payable	2,008	(712)
Accrued expenses	(298)	132
Operating lease liabilities	(155)	(166)
Other current liabilities	186	—
Net cash used in operating activities	(11,922)	(12,548)

INVESTING ACTIVITIES:
Purchase of equipment	(59)	(17)
Net cash used in investing activities	(59)	(17)

FINANCING ACTIVITIES:
Drawdown on loan facilities from Juvenescence	—	2,933
Cash and restricted cash acquired in connection with the Merger	—	337
Proceeds from the exercise of Post-Merger Warrants by Juvenescence	—	4,988
Proceeds from the exercise of stock options	10	90
Proceeds from issuance of stock to Juvenescence, net	4,916	—
Principal repayment on loan facilities to Juvenescence	—	(133)
Principal repayments on finance lease liabilities	—	(34)
Proceeds from issuance of Series A Convertible Preferred Stock, net	4,940	—
Proceeds from issuance of common stock under at-the-market sales agreement, net	2,152	—
Proceeds from 2025 Convertible Note, net	4,913	—
Net cash provided by financing activities	16,931	8,181
Effect of foreign currency on cash	(2)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,948	(4,384)

CASH AND CASH EQUIVALENTS:
At beginning of the period	3,672	7,619
At end of the period	$8,620	$3,235

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon conversion of redeemable convertible preferred stock	$—	$36,404
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$—	$961
Deemed dividend from issuance of warrants	$—	$18,501
Issuance of warrants upon exercise of Post-Merger Warrants	$—	$1,372
Transfer of right‑of‑use assets to property and equipment upon title transfer	$75	$—
Issuance of warrants in connection with 2025 Convertible Note	$3,747	$—
Recognition of debt discount on Convertible Note	$2,112	$—
Reclassification of warrant liability to equity	$1,971	$—
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
The Company is a clinical-stage biotechnology company developing a pipeline of wholly-owned drug product candidates to treat neurological diseases and other indications. The Company’s POZ drug delivery technology is designed to enable certain existing drugs and novel drug candidates to be modified in a way that provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics, and antibody-based drug conjugates (ADCs). The Company’s proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline) and is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs delivered via easy-to-administer, long-acting subcutaneous injection.
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
The Company recognized a net loss of $15.8 million for the nine months ended September 30, 2025. The Company used $11.9 million in net cash from operating activities for the period ended September 30, 2025, and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Management believes that its cash and cash equivalents of $8.6 million as of September 30, 2025, are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these condensed consolidated interim financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of September 30, 2025 and the condensed consolidated statements of operations, condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025, and 2024 and condensed consolidated statements of cash flows for the nine months ended September 30, 2025, and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 in the Annual Report on Form 10-K filed with the SEC on March 24, 2025.
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
Principles of consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Serina Therapeutics Australia Pty Ltd, and its subsidiaries in which the Company has a controlling financial interest. The Company established Serina Therapeutics Australia Pty Ltd on July 2, 2025, for the purpose of conducting clinical research activities in Australia. For consolidated entities where the Company has less than 100% of ownership, the Company records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity on the Company’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.

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
Prior to the Merger, the Company had three subsidiaries: Legacy Serina and UniverXome, which were wholly owned subsidiaries, and NeuroAirmid Inc., a Delaware corporation ("NeuroAirmid"). Following the Merger, the Company is primarily focused on developing Legacy Serina's product candidates.
NeuroAirmid is jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. The Company owns 47.5% of the outstanding capital stock of NeuroAirmid. The Company consolidates NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On March 27, 2024, the Board of Directors of the Company formed a special committee for the purpose of exploring strategic alternatives for the business, assets and/or stock of NeuroAirmid and UniverXome including its subsidiaries Reverse Bio, Inc., a Delaware corporation ("Reverse Bio") and ReCyte, Inc., a California corporation ("ReCyte").
Pursuant to a stock purchase agreement with Juvenescence, dated December 23, 2024, the Company sold all outstanding shares of UniverXome for a nominal cash payment and deconsolidated UniverXome. See Note 5, Related Party Transactions for details.

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
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using a weighted-average rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the functional currency are included in earnings as incurred.

Contingent warrants
Warrants issued in connection with future tranches of debt are initially recorded as Financial Commitment Assets ("FCAs") on the consolidated balance sheet at their fair value upon issuance. The FCAs remain as assets until the related debt tranches are drawn. Upon drawdown, the FCAs are reclassified as a debt discount, reducing the carrying value of the related debt tranche, and are subsequently amortized to interest expense over the term of the respective debt tranche.
The warrants are evaluated to determine their appropriate classification as equity or liability instruments. If the number of shares underlying the warrants is not fixed and varies based on the amount borrowed, the warrants are liability classified and will be remeasured to fair value each reporting period with a charge or credit to the condensed consolidated statement of operations and comprehensive loss.
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
At times, the balances in these accounts may be in excess of FDIC and SIPC insured limits. At September 30, 2025 and December 31, 2024, cash and cash equivalents deposits in excess of FDIC limits were both nominal, and investments and deposits in excess of SIPC limits were $8.1 million and $2.9 million, respectively.
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
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted interim requirements on January 1, 2025. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 13.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between nonauthoritative and authoritative guidance (since, unlike the Codification, the concepts statements are nonauthoritative). The Company adopted this standard on January 1, 2025, and it did not have a material impact on the condensed consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU adds a scope exception for certain non-exchange traded contracts whose underlyings are based on operations or activities specific to one party and not based on market rates or prices, indexes, or the price or performance of a financial asset or liability of either party. It also clarifies that share-based noncash consideration from a customer in a revenue contract is within the scope of Topic 606 until the entity’s right to receive or retain such consideration becomes unconditional under that Topic. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those fiscal years, with early adoption permitted on either a prospective or modified retrospective basis. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

3. Recapitalization
As described in Note 1, Legacy Serina merged with Merger Sub on March 26, 2024, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX. The Merger was accounted for as a reverse recapitalization, and Legacy Serina was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) Legacy Serina stockholders owned a substantial majority of the voting rights; (ii) Legacy Serina designated a majority of the initial members of the board of directors of the combined company; (iii) Legacy Serina’s executive management team became the management team of the combined company, and (iv) the combined company intended to primarily focus on developing Legacy Serina’s product candidates, and would not continue to develop AgeX’s product candidates.
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
4. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Financial commitment asset	$1,721	$—
Prepaid technology access fee	340	1,333
Prepaid insurance	349	192
Other prepaid expenses	297	402
Other current assets	170	77
Total prepaid expenses and other current assets	$2,877	$2,004
Property and equipment, net
Property and equipment, net was as follows (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$1,094	$966
Software	136	136
Total property and equipment, gross	1,230	1,102
Less: accumulated depreciation and amortization	(650)	(601)
Total property and equipment, net	$580	$501
Depreciation and amortization of property and equipment for the three and nine months ended September 30, 2025 and 2024 were not material.
Accrued liabilities
Accrued liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Research program and services	$371	$329
Accrued compensation	620	559
Accrued severance	—	304
Other accrued expenses	153	237
Total accrued expenses	$1,144	$1,429
Other current liabilities
Included in other current liabilities is $0.5 million of financed directors and officers insurance premiums at a rate of 7.31% with a nine-month maturity ending December 2025. As of September 30, 2025 the remaining unpaid balance was $0.2 million.
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
The Convertible Notes Agreement amended certain provisions of the 2022 Secured Note and 2023 Secured Note to eliminate (i) the provisions permitting Juvenescence and AgeX to convert outstanding amounts owed into shares of AgeX common stock, and (ii) certain related provisions. Upon the Merger, a portion of the Convertible Notes were converted, leaving a balance of $10.4 million in loans due to Juvenescence, net of debt issuance, on the condensed consolidated balance sheet. The 2022 Secured Notes also had terms which dictated the issuance of AgeX warrants upon drawdowns of loan funds, however, these were cancelled pursuant to the Merger Agreement and the remaining 2022 Warrants to purchase a total of 129,593 shares of common stock at prices ranging from $20.75 to $25.01 remained in effect. As of September 30, 2025, 41,217 warrants expired leaving 88,376 remaining. See Note 7, Stockholders’ Equity, for details.
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
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement with related parties for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. See Note 7, Stockholders' Equity.
September 2025 Convertible note and warrants

On September 9, 2025, the Company entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of the Company’s Board of Directors, making available to the Company an aggregate principal amount of up to $20 million.

Under the 2025 Convertible Note, borrowings may be drawn at the discretion of the Company in five tranches tied to certain clinical and operational milestones, provided if at the time the Company achieves a milestone, the Company does not have sufficient cash available to cover projected costs and expenses to achieve the next milestone, then the Company will be required to draw such deficiency. The five tranches correspond to the five following milestones: (i) up to $5 million on or before September 30, 2025; (ii) up to $2.5 million on or after December 15, 2025 upon enrollment of the first patient in the Company’s SER-252-1b registrational clinical study; (iii) up to $2.5 million upon enrollment of the second patient in the study; (iv) up to $5 million on or after March 15, 2026, upon dosing of the last patient in Cohort 1 of the study; and (v) up to $5 million on or after April 30, 2026, upon dosing of the first patient in Cohort 2 of the study (“Milestone 5”).

The funding tranches of the 2025 Convertible Note are subject to the accomplishment of certain SER-252-1b registrational clinical study accomplishments, and on November 3, 2025, the Company announced that it received a notice from the FDA placing a clinical hold on the Company’s Investigational New Drug (“IND”) application for SER-252, the Company’s lead development program for advanced Parkinson’s disease. The FDA has requested additional information related to a commonly used excipient in the formulation of SER-252. The FDA’s feedback does not relate to the active drug substance or its proposed mechanism of action. The Company plans to engage with the FDA in order to lift the clinical hold and commence with the planned SER-252-1b registrational clinical study.

Borrowings under the 2025 Convertible Note bear interest at an annual rate of 10%, initially payable in cash on the first anniversary of the initial funding and on a quarterly basis after. The 2025 Convertible Note contains customary events of default, including an additional 2% of default interest following an event of default, and has a maturity date of five years after the initial funding date. The Company can prepay the 2025 Convertible Note at any time with no penalty. The Company is required to repay all obligations outstanding under the 2025 Convertible Note in cash in the event of certain liquidity events or a change of control of the Company, all as defined in the 2025 Convertible Note.

The 2025 Convertible Note is convertible, at the option of the holder, into shares of the Company's common stock, at any time until the maturity date at a conversion price of $5.18 per share. The conversion price is subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization, or other similar transaction.

Borrowings under the 2025 Convertible Note constitute senior unsecured obligations of the Company and rank senior in right of payment to all indebtedness of the Company expressly subordinated to the 2025 Convertible Note, and pari passu in right of payment with all other unsecured indebtedness of the Company. The Company may incur additional indebtedness that is junior to the Convertible Note without restriction, but may not incur additional indebtedness that is senior or pari passu in right of payment to the 2025 Convertible Note without the prior written consent of the holder.

Under the 2025 Convertible Note, the Company also agreed to issue warrants ("Contingent Warrants") for the purchase of shares of the Company's Common Stock on each funding date in an amount equal to 100% of the number of shares issuable upon conversion of the funds extended by the investors on such funding date. See Note 7, Stockholders Equity, for terms regarding these warrants.

While the Contingent Warrants are not legally issued until the Company draws down on the associated tranches of the 2025 Convertible Note, they are considered to be issued for accounting purposes. As no amounts were drawn as of the effective date of the 2025 Convertible Notes agreement, the Contingent Warrants were recorded as Financial Commitment Assets (“FCAs”), corresponding to each of the five 2025 Convertible Note tranches, at the initial fair value of the Contingent Warrants of $3.7 million, in prepaid expenses and other current assets in the condensed consolidated balance sheet. The Company determined that the Contingent Warrants were liability classified as the number of shares underlying the warrants was variable (see Note 7, Stockholders' Equity).

In September 2025, the Company drew down the first tranche of $5.0 million under the 2025 Convertible Note ("First Tranche"), incurring $0.1 million in transaction costs which were accounted for as a debt discount. The Company also reclassified a pro rata portion of the FCA associated with the First Tranche, recorded at the initial warrant fair value of $2.0 million, as a debt discount resulting in the net carrying value of the First Tranche of $2.9 million.

The Company determined that the First Tranche includes a compound embedded derivative related to mandatory redemption features in the event of certain liquidity events or change of control of the Company and contingent interest upon an event of default feature. The fair value of the compound embedded derivative was not material and has not been separately recognized on the condensed consolidated balance sheet. The Company will reassess the fair value of the compound embedded derivative each reporting period.
6. Fair Value Measurements
Warrant Liabilities
The Company classifies the Merger Warrants and Contingent Warrants (as defined in Note 5, Related Party) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations. The change in fair value of these warrant liabilities recognized during the three months ended September 30, 2025 and 2024 was a $1.0 million gain and a $6.7 million gain, respectively. The change in fair value of these warrant liabilities recognized during the nine months ended September 30, 2025 and 2024 amounted to a $1.1 million gain and a $10.4 million gain, respectively. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) when the conditions for equity classification are met, at which time the warrant liabilities will be derecognized. In July 2025, the remaining unexercised Post-Merger warrants and the corresponding Incentive warrants expired, resulting in a gain of $0.7 million. In September 2025, in connection with the First Tranche drawdown of the 2025 Convertible Note, the Contingent Warrant related to the First Tranche met equity classification criteria and was remeasured at its estimated fair value of $2.0 million and reclassified to additional paid-in capital. (See Note 7, Stockholders’ Equity).

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2025 and 2024 (in thousands):

	Merger Warrants	Contingent Warrants
Balance as of December 31, 2024	$3,582	$—
Fair value at inception	—	3,747
Change in fair value	(976)	(100)
Expiration	(724)	—
Reclassification to equity	—	(1,971)
Balance as of September 30, 2025	$1,882	$1,676

Balance as of December 31, 2023	$—	$—
Fair value at inception	18,501	—
Exercise	(1,372)	—
Change in fair value	(10,385)	—
Balance as of September 30, 2024	$6,744	$—
The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions at the reporting date:

	As of September 30,
	2025	2024
Expected volatility	97.4% - 97.5%	99.2% - 123.6%
Expected term (in years)	1.0 - 2.5	0.8 - 3.5
Risk-free interest rate	3.6% - 3.7%	3.6% - 4.5%
Expected dividend yield	0.00%	0.00%
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
On March 15, 2023, the fair value of the $10.0 million principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. On the date of the Merger, the AgeX-Serina Note was remeasured to its fair value of $10.7 million as it converted into equity upon the Merger. See Note 3, Recapitalization for details. The change in fair value recognized during the three and nine months ended September 30, 2025 and 2024 amounted to zero and approximately $7.0 million loss, respectively.

7. Stockholders’ Equity
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. The Series A Preferred Stock earns cumulative dividends at a rate of 8% per annum that are declared annually beginning on March 31, 2026, and paid in shares of the Company's common stock ("PIK Shares"). As of September 30, 2025, 37,764 dividend shares have been accrued but not declared. The preferred stock ranks pari passu with parity stock and senior to junior stock and other indebtedness, with automatic and optional conversion rights. The Series A Preferred Stock is not redeemable.

Per each whole share of Series A Preferred Stock, the holders of Series A Preferred Stock will be entitled to cast the number of votes equal to the number of shares of the Company's common stock into which such holder's Series A Preferred Stock would be convertible into on the record date for the vote or consent of stockholders. The holders of Series A Preferred Stock will vote with the holders of the Company's common stock as a single class and on an as-converted basis, except as provided by law.

The Series A Preferred Stock is convertible, at the holder's option, into the number of shares of the Company's common stock equal to the sum of (i) the quotient of the issuance price divided by the conversion price (initially set at $5.18) and (ii) any PIK Shares accrued but not yet issued with respect to the shares of Series A Preferred Stock being converted, subject to certain beneficial ownership limitations that require stockholder approval for conversion. All shares of Series A Preferred Stock will automatically convert into shares of the Company's common stock if (i) the volume weighted average price per share of common stock is greater than two times the then effective conversion price for ten trading days within any twenty consecutive trading days and (ii) upon the Company completing an underwritten offering or private placement of the Company's common stock resulting in gross cash proceeds to the Company of at least $20 million.

In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock are entitled to receive payment based on the greater of issuance price or the per share consideration paid to common stockholders in the liquidation as if the Series A Preferred Stock had been converted into common stock prior to the liquidation event. After payment of the full liquidation preference of Series A Preferred Stock, distributions by the Company shall be distributed with equal priority among holders of the Series A Preferred Stock and common stock, with Series A Preferred Stock being treated on an as converted basis, including payment for accrued but unpaid dividends. As of September 30, 2025 and December 31, 2024, the liquidation preference amounted to $5 million and zero, respectively.
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Prior to their expiration on July 31, 2025, each Post-Merger Warrant was exercisable for one “Unit” at a price equal to $13.20 per Unit. Each Unit consisted of (i) one share of the Company's common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of the Company's common stock at an exercise price of $18.00 per warrant and will expire four-years after the closing date of the Merger. During the nine months ended September 30, 2025, 65 Post-Merger Warrants were exercised. Upon the exercise, the holders received 65 shares of the Company's common stock, and were issued 65 Incentive Warrants to purchase an additional 65 shares of the Company's common stock with an exercise price of $18.00 per share expiring on March 26, 2028. In July 2025, 366,626 Post-Merger warrants and the corresponding Incentive warrants expired, resulting in a gain on warrants expiration of $0.7 million. As of September 30, 2025, there were no Post-Merger Warrants issued and outstanding. The Company classified the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Concurrently with the execution of the Merger Agreement, AgeX, Legacy Serina, and Juvenescence entered into a Side Letter, which became effective immediately prior to the closing of the Merger. The Side Letter provided, among other things, that Juvenescence will exercise all Post-Merger Warrants it holds to provide the Company an additional $15.0 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence received 1,133,593 Post-Merger Warrants. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of the Company's common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of the Company's common stock with an exercise price of $18.00 per share that expire on March 26, 2028.
Replacement Incentive Warrants
On November 26, 2024, the Company entered into the agreement with Juvenescence (the "Agreement") whereby the Company agreed to issue 1,000,000 shares of its common stock at $10.00 per share, for an aggregate amount of $10 million in two equal tranches and to surrender to the Company its outstanding Post-Merger Warrants for the purchase of 755,728 shares of its common stock, including all underlying Incentive Warrants issuable upon exercise thereof. In connection with Agreement, the Company issued to Juvenescence warrants to purchase 755,728 shares of common stock at an exercise price of $18.00 per share (the “Replacement Incentive Warrants” and, together with the Post-Merger Warrants and the Incentive Warrants, collectively, the “Merger Warrants”). The Replacement Incentive Warrants expire on March 26, 2028. As a result of the transaction, the Company derecognized warrant liabilities of $1.8 million associated with the surrendered and cancelled Post-Merger and Incentive Warrants and recorded the initial warrant liabilities of $1.4 million associated with the Replacement Incentive Warrants in the condensed consolidated balance sheet as of December 31, 2024.
The closing on the first tranche occurred on November 27, 2024 and the Company issued 500,000 shares of its common stock to Juvenescence for $5.0 million. Juvenescence purchased the second tranche of 500,000 shares of its common stock and receive corresponding Replacement Incentive Warrants for $5.0 million on January 31, 2025.
As of September 30, 2025, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants. The Company classifies the Replacement Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Contingent Warrants
On September 9, 2025, in connection with the 2025 Convertible Note, the Company agreed to issue to the lender the Contingent Warrants exercisable into an aggregate of up to 3,861,004 shares of the Company's common stock. The number of shares is determined based on 100% of the number of shares issuable upon conversion of respective tranche drawn down under the 2025 Convertible Note. The Contingent Warrants have an exercise price equal to $5.44 per share and expire on the earlier of sixty days following the achievement of Milestone 5 or September 30, 2026, unless stockholder approval has not been obtained. See Note 5, Related Party Transactions, for a discussion of the impact of recent FDA communication on the clinical study and achievement of Milestones.
As the number of shares underlying each Contingent Warrant is not fixed and varies depending on the amount drawn under each tranche of the 2025 Convertible Note, the Contingent Warrants did not meet equity classification criteria and are recorded as liabilities. The warrant liability is remeasured to fair value each reporting period until settlement or until equity classification criteria are met. See Note 6, Fair Value Measurements.
In September 2025, upon the Company's draw down of the First Tranche of the 2025 Convertible Note, the number of shares underlying the First Tranche Contingent Warrants became fixed at 965,251 shares and equity classification criteria were met. Therefore, the Company remeasured the warrant liability related to the first tranche Contingent Warrants to the fair value of $2.0 million, and reclassified the first tranche Contingent Warrants from liabilities to additional paid in capital.
Former AgeX Warrants
As of September 30, 2025, there were 88,376 warrants issued and outstanding with exercise prices ranging from $20.75 to $24.27 and expiration dates ranging from October 20, 2025 to April 3, 2026. In nine months ended September 30, 2025, 41,217 Former AgeX warrants expired. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
At-the-Market Offerings
On April 25, 2025, the Company entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of September 30, 2025, the Company has sold 385,851 shares of its common stock, resulting in net proceeds of $2.2 million.
8. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 shares of its common stock for the grant to new employees or non-employee directors of stock options, stock appreciation rights (“SARs”), sale of restricted stock units (“RSUs”), or other securities as approved by its Board of Directors or the Compensation Committee. As of September 30, 2025, options to purchase 72,500 shares of the Company's common stock were outstanding under the 2024 Inducement Plan, which options have exercise prices ranging from $4.54 to $5.75 per share and expire on dates ranging from November 2034 to June 2035. As of September 30, 2025, zero stock options had been exercised and 927,500 stock options remain available for issuance under the 2024 Inducement Equity Plan.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 2,675,000 shares of its common stock for the grant to employees, directors, and consultants of stock options, SARs, RSUs, or other securities as approved by its Board of Directors or the Compensation Committee. As of September 30, 2025, options to purchase 1,757,473 shares of the Company's common stock at exercise prices ranging from $4.60 to $14.87 per share were outstanding under the 2024 Equity Incentive Plan, and expire on dates ranging from March 2034 to June 2035. During the nine months ended September 30, 2025, 5,000 RSUs were granted with immediate vesting, which were all outstanding as of September 30, 2025. Additionally, 18,319 stock options were forfeited and zero options expired. As of September 30, 2025, zero stock options had been exercised and 912,527 shares remain available for issuance under the 2024 Equity Incentive Plan.
Serina 2017 Stock Option Plan
In 2017, the Legacy Serina’s Board of Directors adopted the Serina Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Option Plan”) that provides for the granting of stock options to employees. Pursuant to the Merger Agreement, the Company assumed the outstanding stock options granted by Legacy Serina under the 2017 Option Plan. As of September 30, 2025, options to purchase 1,310,586 shares of Company's common stock at an exercise price of $0.06 were outstanding under the 2017 Option Plan and expire on dates ranging from July 2027 to December 2032. In the nine months ended September 30, 2025, 180,207 stock options were exercised, totaling to 375,139 stock options exercised under the 2017 Option Plan as of September 30, 2025. Additionally, as of September 30, 2025, 30,379 options had been forfeited. Pursuant to the Merger Agreement, no additional options shall be granted under the 2017 Option Plan.
Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” and formerly the AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. As of September 30, 2025, there were 1,812 stock options granted and outstanding with an exercise price of $13.19 per share and expiration dates in January 2034. As of September 30, 2025, no stock options under the 2017 Equity Incentive Plan assumed pursuant to the Merger Agreement had been exercised and no additional options shall be granted.
Stock-based Compensation Expense
During the nine months ended September 30, 2025, the Company granted stock options to purchase 150,500 shares of common stock to certain employees, the Board and consultants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Plan, with a weighted average grant date fair value of $4.19 per share. The Company also granted 5,000 RSUs under the 2024 Equity Incentive Plan with a weighed average grant date fair value of $5.75 per share during the nine months ended September 30, 2025. Total unrecognized compensation cost related to unvested stock option grants of $8.4 million as of September 30, 2025 is expected to be of 2.5 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$218	$210	$637	$343
General and administrative	781	886	2,208	1,264
Total stock-based compensation expense	$999	$1,096	$2,845	$1,607
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
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three and nine months ended September 30, 2025 and 2024.
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
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals. During the three and nine months ended September 30, 2025 and 2024, the Company did not record unrecognized tax benefits.
During the quarter, the Company established a wholly owned foreign subsidiary in Australia. The tax impact of this entity is not material to the consolidated financial statements as of September, 30 2025, but will be monitored for future reporting periods.
Effective January 1, 2025, for tax purposes, the Company ceased capitalizing domestic research and development (R&D) expenditures in accordance with new regulatory guidance issued under the One Big Beautiful Bill Act (OBBBA). As a result, domestic R&D costs incurred during the quarter ended September 30, 2025 have been expensed as incurred.
11. Commitments and Contingencies
Facilities and Equipment Lease Agreements
The Company leases its lab and office facilities in Huntsville, Alabama for various terms under long-term, non-cancelable operating lease agreements. The leases expire on various dates from January 2028 through Oct 2028 and provide for renewal periods of two years. For the office lease, the Company has elected not to apply the recognition requirements under ASC 842, as the lease cost, if recognized under ASC 842, would not be materially different from the straight-line basis over the lease term.
The Company also leases laboratory equipment under a long-term, non-cancelable operating lease which expired in September 2024 and was subsequently replaced by a month-to-month cancellable agreement.
The Company also leases two pieces of equipment for various terms under long-term, non-cancelable finance lease agreements. One of the two finance leases expired in September 2024, with ownership passing to the Company in accordance with the original term of the lease agreement. The remaining finance lease expired in February 2025.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155	$166
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$—	$34

Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	September 30, 2025	December 31, 2024
Operating lease
Right-of-use assets	$862	$862
Accumulated Amortization	(550)	(401)
Right-of-use asset, net	$312	$461

Right-of-use lease liability, current	$163	$192
Right-of-use lease liability, noncurrent	148	268
Total operating lease liabilities	$311	$460

Finance leases
Right-of-use assets	$88	$163
Accumulated Amortization	(88)	(77)
Right-of-use asset, net	$—	$86

Right-of-use lease liability, current	$—	$1
Right-of-use lease liability, noncurrent	—	—
Total finance lease liabilities	$—	$1

Weighted average remaining lease term
Operating lease	2.00 years	2.53 years
Finance leases	—	0.16 years

Weighted average discount rate
Operating lease	6.67%	6.67%
Finance leases	6.67%	6.67%
The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2025 (in thousands):

Operating Leases
Three months ending December 31, 2025	$49
Year ending December 31, 2026	159
Year ending December 31, 2027	117
Year ending December 31, 2028	10
Total undiscounted lease payments	335
Less: imputed interest	(24)
Total lease obligations	311
Less: current portion	(163)
Long-term lease obligations	$148
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
Partnership with Enable
During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. The Company submitted an IND application to the FDA for a Phase 1 clinical trial in advanced Parkinson’s disease patients in 2025. See Note 5, Related Party Transactions, for a discussion of the impact of recent FDA communication on the clinical study. The Company paid $2.0 million in May 2024 for a technology access fee, which is included in prepaid expenses and other current assets prepaid and is being amortized through December 2025.
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

12. Net (Loss) Income Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented (in thousands) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic net loss per common share allocable to common stockholders

NUMERATOR
Net (loss) income	$(4,595)	$1,383	(15,879)	(8,455)
Less: Net loss attributable to noncontrolling interest	10	27	33	54
Add: Cumulative undeclared Series A preferred stock dividends	(101)	—	(217)	—
Net (loss) earnings available to common stockholders	$(4,686)	$1,410	$(16,063)	$(8,401)

DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net (loss) earnings per common share	10,339	8,851	10,032	6,774

Basic net (loss) earnings per common share allocable to common stockholders	$(0.45)	$0.16	$(1.60)	$(1.24)

Diluted net (loss) earnings per common share allocable to common stockholders

NUMERATOR
Net (loss) earnings attributable to common stockholders	$(4,686)	$1,410	$(16,063)	$(8,401)
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net loss per common share	10,339	8,851	10,032	6,774
Add: dilutive effect of stock options	—	1,900	—	—
Weighted-average shares of common stock outstanding used to calculate diluted net loss per common share	10,339	10,751	10,032	6,774

Diluted net (loss) earnings per common share attributable to common stockholders	$(0.45)	$0.13	$(1.60)	$(1.24)
For three months ended September 30, 2025, and nine months ended September 30, 2025 and 2024, the Company had a net (loss) earnings and most outstanding stock options and warrants were excluded from the calculation of diluted net (loss) earnings per share as their inclusion would have been anti-dilutive. See the following table for all the potential dilutive instruments that were excluded from the calculation of diluted net (loss) earnings per share (in thousands);

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Series A preferred stock	1,003	—	1003	—
Stock options	3,142	837	3,142	3,216
Warrants	3,008	3,226	3,008	3,226
Total anti-dilutive securities	7,153	4,063	7,153	6,442
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

The table below is a summary of the segment revenues and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$—	$14	$130	$70
Less:
Research and development
Project specific (1)	1,653	788	4,367	1,116
Non-Project specific (2)	120	378	487	1,267
Compensation (3)	1,740	1,020	4,490	2,311
Infrastructure management and facilities	121	167	348	265
Depreciation	17	62	62	156
General and administrative
Professional and outside service fees (4)	1,097	857	3,198	3,121
Compensation (3)	1,545	2,032	4,725	3,162
Infrastructure management and facilities	99	22	268	163
Merger and integration related	—	—	—	8
Total operating expenses	6,392	5,326	17,945	11,569
Loss from operations	$(6,392)	$(5,312)	$(17,815)	$(11,499)
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

Our operations through September 30, 2025, have been financed primarily by aggregate net proceeds of $63.8 million from the issuance of convertible preferred stock, common stock, convertible notes and exercise of Post-Merger Warrants to purchase our common shares by Juvenescence. Since our inception in 2006, we have had significant operating losses. Our operating loss was $6.4 million and $5.3 million for nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $60.2 million and $8.6 million in cash and cash equivalents.

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
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Management believes that there have been no significant changes during the three and nine months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed March 24, 2025 for the year ended December 31, 2024.
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
•laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•facility related costs, laboratory supplies and equipment used for internal research and development activities.
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
We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. Research and development activities account for a significant portion of our operating expenses. On November 3, 2025, the Company announced that it received a notice from the FDA, placing a clinical hold on the Company’s IND application for SER-252, the Company’s lead development program for advanced Parkinson’s disease. The FDA has requested additional information related to a commonly used excipient in the formulation of SER-252. The FDA’s feedback does not relate to the active drug substance or its proposed mechanism of action. The Company plans to engage with the FDA in order to lift the clinical hold and commence with the planned SER-252-1b registrational clinical study.
We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing SER 252 and our other product candidates, through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.
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
Other Income/(Expense)
Our other income (expenses) are comprised of interest income on our cash equivalents, changes in fair value of our convertible notes and liability-classified warrants, interest accrued from the convertible notes and foreign currency transaction gains, primarily related to payables and intercompany loans.

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
The table presented below shows our operating expenses for the periods presented (in thousands).

	Three months ended September 30,		$ Increase/ (Decrease)
	2025	2024
REVENUES
Grant revenues	$—	$14	$(14)

OPERATING EXPENSES
Research and development expenses	3,651	2,415	1,236
General and administrative expenses	2,741	2,911	(170)
Total operating expenses	6,392	5,326	1,066
Loss from operations	(6,392)	(5,312)	(1,080)
Total other income, net	1,797	6,695	(4,898)

NET (LOSS) INCOME	$(4,595)	$1,383	$(5,978)

	Nine months ended September 30,		$ Increase/ (Decrease)
	2025	2024
REVENUES
Grant revenues	$130	$70	$60

OPERATING EXPENSES
Research and development expenses	9,754	5,115	4,639
General and administrative expenses	8,191	6,454	1,737
Total operating expenses	17,945	11,569	6,376
Loss from operations	(17,815)	(11,499)	(6,316)
Total other income, net	1,936	3,044	(1,108)

NET LOSS	$(15,879)	$(8,455)	(7,424)
Revenues
Revenues for the three and nine months ended September 30, 2025 and 2024 were not material.
Research and Development Expenses
Research and development expenses were $3.6 million for the three months ended September 30, 2025, compared to $2.4 million for the same period in 2024. The increase of $1.2 million is primarily due to increases of $0.5 million in outsourced research services, $0.5 million in consultant spend mainly for chemistry, manufacturing, and controls activities, amortization of $0.4 million for a prepaid technology access fee and $0.2 million increased spend in clinical related activities. These increases were offset by decreases of $0.2 million in professional fees for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets and $0.2 million in miscellaneous expenses amounts that were individually insignificant. See Note 1, Organization, Business Overview and Liquidity to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about the Legacy Assets.
Research and development expenses were $9.8 million for the nine months ended September 30, 2025, compared to $5.1 million for the same period in 2024. The increase of $4.6 million is primarily due to increases of $2.3 million in outsourced research services, $1.3 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount, $1.1 million in consultant spend for research programs, amortization of $0.7 million for a prepaid technology access fee and $0.3 million increased spend in clinical related activities. These increases were offset by decreases of $0.7 million in professional fees for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets, $0.3 million in severance and related costs and $0.1 million in miscellaneous expenses amounts that were individually insignificant.
General and Administrative Expenses
General and administrative expenses were $2.7 million for the three months ended September 30, 2025, compared to $2.9 million for the same period in 2024. The net decrease of $0.2 million is due primarily to a $0.3 million decrease in severance, and $0.3 million in stock based compensation and recruiting fees. These decreases were offset by increases of $0.3 million in investor outreach activities and $0.1 million in equity compensation for consultants.
General and administrative expenses were $8.2 million for the nine months ended September 30, 2025, compared to $6.5 million for the same period in 2024. The increase of $1.7 million is due primarily to increases of $0.9 million in stock based compensation expense as a result of new hires and directors, $1.0 million of consulting expenses for public company infrastructure, as well as Director fees and D&O insurance, and $0.4 million in investor outreach activities. These increases were offset by decreases in severance of $0.3 million, $0.2 million in marketing costs and $0.1 million in miscellaneous expenses amounts that were individually insignificant.
Other Income, Net
Other income was $1.8 million for the three months ended September 30, 2025, compared to $6.7 million for the same period in 2024. The $4.9 million decrease in Other income is primarily attributable to the reduction of $5.6 million in the change in fair value of liability classified warrants, partially offset by a $0.7 million gain from the expiration of liability classified warrants.
Other income was $1.9 million for the nine months ended September 30, 2025, compared to $3.0 million for the same period in 2024. The $1.1 million decrease is primarily attributable to a decrease in gain of $9.3 million from the change in fair value of liability classified warrants. This decrease was partially offset by the increase to income in 2025 from the $7.0 million loss from the change in fair value relating to the Legacy Serina Convertible Notes and the AgeX-Serina Note in 2024, a $0.7 million gain from the expiration of liability classified warrants and the decrease of $0.5 million in interest expense.
See Notes 6, Fair Value Measurements and Note 7, Stockholders’ Equity to our condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes, Legacy Serina warrants, liability classified Merger Warrants and Contingent Warrants, and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024.
Liquidity and Capital Resources
Sources of Liquidity
We had $8.6 million in cash and cash equivalents as of September 30, 2025. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, convertible notes by AgeX and Serina prior to the Merger, and 2025 Convertible Note. Post Merger, our operations have been funded by the exercise of Post-Merger warrants, $5.0 million from Juvenescence in June 2024, and the issuance of the Company's common stock to Juvenescence whereby we issued 1,000,000 shares of the Company's common stock at a purchase price of $10.00 per share, for an aggregate amount of $10.0 million which were received in two $5.0 million tranches in November 2024 and January 2025.
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
Additionally, on April 25, 2025, we entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an at-the-market offering ("ATM") program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. We will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of September 30, 2025, we have sold 385,851 shares of our common stock at an average price of $5.96, resulting in net proceeds of $2.2 million under the ATM.
On September 9, 2025, we entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of the our Board of Directors, making available to Serina an aggregate principal amount of up to $20 million.Under the 2025 Convertible Note, borrowings may be drawn at our discretion in five tranches tied to certain clinical and operational milestones, provided that if at the time we achieve a milestone and do not have sufficient cash available to cover projected costs and expenses to achieve the next milestone, then we will be required to draw such deficiency. The five tranches correspond to the five following milestones: (i) up to $5 million on or before September 30, 2025; (ii) up to $2.5 million on or after December 15, 2025 upon enrollment of the first patient in the our SER-252-1b registrational clinical study; (iii) up to $2.5 million upon enrollment of the second patient in the study; (iv) up to $5 million on or after March 15, 2026, upon dosing of the last patient in Cohort 1 of the study; and (v) up to $5 million on or after April 30, 2026, upon dosing of the first patient in Cohort 2 of the study (“Milestone 5”). See Components of Operating Results in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the impact of recent FDA communication on the clinical study.
The 2025 Convertible Note is convertible, at the option of the holder, into shares of the the Company's common stock, at any time until the maturity date at a conversion price of $5.18 per share. The conversion price is subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization, or other similar transaction.
On September 28, 2025, we drew down the first tranche of $5.0 million under the 2025 Convertible Note ("First Tranche"), incurring $0.1 million in transaction costs which were accounted for as a debt discount.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows and as of September 30, 2025, we had an accumulated deficit of $60.2 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within twelve months of the issuance date of our condensed consolidated financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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

We believe that our cash on hand will not be sufficient to enable us to fund our operations at least twelve months following the issuance of the condensed consolidated financial statements based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
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

Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(11,922)	$(12,548)	$626	(5.0%)
Net cash used in investing activities	(59)	(17)	(42)	247.1%
Net cash provided by financing activities	16,931	8,181	8,750	107.0%
Net increase (decrease) in cash	$4,950	$(4,384)	$9,334	(212.9%)
Operating Activities
Net loss for the nine months ended September 30, 2025 was $15.9 million. Net cash used in operating activities during this period amounted to $11.9 million. The $4.0 million difference between the net loss and net cash used in operating activities during the nine months ended September 30, 2025 was comprised of offsetting non-cash items of $1.3 million and changes in operating assets and liabilities totaling $2.7 million. The non-cash items consisted of $2.8 million in stock-based compensation, $0.2 million in non-cash lease expenses and $0.1 million in equity compensation to consultants for services. These non-cash items were reduced by the non-cash gain of $1.1 million from the change in the fair value of warrants and $0.7 million gain from warrant expirations. The net $2.7 million cash from operating assets and liabilities primarily consisted of a $2.0 million increase in accounts payable, decrease of $0.8 million in prepaid and other current assets and $0.2 million increase in other current liabilities. These cash increases were partially offset by the $0.3 million decrease in accrued expenses.
Net loss for the nine months ended September 30, 2024 was $8.5 million. Net cash used in operating activities during this period amounted to $12.5 million. The $4.0 million difference between the net loss and net cash used in operating activities during the nine months ended September 30, 2024 was comprised of non-cash items, totaling $1.0 million and changes in operating assets and liabilities totaling $3.0 million. The net $1.0 million increase of non-cash items primarily consisted of a $10.4 million gain from the change in the fair value of warrants. This increase was partially offset by a $7.0 million loss from the change in fair value of convertible notes, $1.6 million in stock-based compensation, $0.3 million amortization of deferred debt issuance costs, $0.3 million in depreciation and non-cash lease expenses and $0.2 million decrease in accrued interest on the AgeX-Serina Note. The net $3.0 million cash used in operating assets and liabilities primarily consisted of a $2.4 million increase in prepaid expenses (comprised of $1.7 million in prepaid technology access fee and $0.7 million in other prepaid expenses and current assets), and a $0.6 million decrease in accounts payable.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 of $16.9 million is primarily due to net proceeds received of $4.9 million from issuance of common stock to Juvenescence in January 2025, $4.9 million received in April 2025 from a securities purchase agreement entered with certain investors for a private placement of securities, net proceeds received of $4.9 million from the First Tranche drawdown under the 2025 Convertible Note, and $2.2 million net proceeds from our ATM. See Note 7. Stockholders’ Equity, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information.
Net cash provided by financing activities for the nine months ended September 30, 2024, of $8.2 million is primarily attributable to $5.0 million of proceeds received from the exercise of 377,865 Post-Merger Warrants by Juvenescence, $2.9 million drawn under the loan facilities from Juvenescence, $0.3 million cash and restricted cash acquired in connection with the Merger and $0.1 million from the exercise of stock options. These changes were offset to some extent by $0.1 million repayment of principal on loan facilities to Juvenescence. See Note 5, Related Party Transactions, to our condensed consolidated interim financial statements included elsewhere in this Report for additional information about our loan agreements with Juvenescence.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of September 30, 2025, due to material weaknesses described below.
In light of the conclusion that our disclosure controls and procedures are considered ineffective as of September 30, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.
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
Remediation Plan
We began implementation of remedial measures to address the material weaknesses, which primarily stem from our small workforce and limited resources prior to the Merger. Following the Merger, the accounting and financial operations personnel and resources from AgeX started to monitor and administer Legacy Serina’s internal controls over financial reporting and development. We are currently implementing the following measures for our remediation plan:
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

We may sell up to $13.3 million of shares of our common stock in "at-the-market" offerings pursuant to a sales agreement (the "Sales Agreement") entered into on April 25, 2025 with JonesTrading Institutional Services LLC. The sale of a substantial number of shares of our common stock pursuant to the Sales Agreement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price favorable to our capital needs. In addition, there can be no assurance regarding the price at which we will be able to sell shares under the Sales Agreement, and any sales of our common stock under the Sales Agreement may be at prices that result in additional dilution to our existing stockholders.
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

Issuance of a substantial number of shares of our common stock to certain investors could cause our stock price to fall.

Pursuant to the 2025 Convertible Note, the Company may draw up to a principal amount of $20 million, with such 2025 Convertible Note bearing interest at an annual rate of 10%. The 2025 Convertible Note is convertible, at the option of the holder, into shares of the Company’s common stock at any time until the maturity date. The Company also agreed under the 2025 Convertible Note to issue the Contingent Warrants for the purchase of shares of the Company's common stock when it drew funds under the 2025 Convertible Note. The number of shares of the Company’s common stock that may be purchased pursuant to such Contingent Warrants is equal to 100% of the number of shares of the Company’s common stock issuable upon conversion of the funds extended by the investors under the 2025 Convertible Note on such funding date. The issuance of a substantial number of shares of our common stock pursuant to the 2025 Convertible Note, or anticipation of such issuances, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that is favorable to our capital needs.

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

Our product candidates will require additional clinical, manufacturing, and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate any product sales. We cannot guarantee that we will meet our timelines for our development programs, which may be delayed or not completed for a number of reasons. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•complete research and obtain favorable results from nonclinical and clinical development of our current and future product candidates, including addressing any clinical holds that may be placed on our development activities by regulatory authorities;

•seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials, as well as their manufacturing facilities;

•launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;

•develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;

•establish and maintain supply and manufacturing capabilities internally or with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;

•obtain market acceptance of current or any future product candidates as viable treatment options and effectively compete with other therapies to establish market share;

•maintain a continued acceptable safety and efficacy profile of our product candidates following launch;

•address competing technological and market developments;

•implement internal systems and infrastructure, as needed;

•negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and perform our obligations in such collaborations;

•maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;

•avoid and defend against third-party interference, infringement, and other intellectual property claims; and

•attract, hire, and retain qualified personnel.

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

On November 3, 2025, the Company announced that it received a notice from the FDA, placing a clinical hold on the Company’s IND application for SER-252, the Company’s lead development program for advanced Parkinson’s disease. The FDA has requested additional information related to a commonly used excipient in the formulation of SER-252. The FDA’s feedback does not relate to the active drug substance or its proposed mechanism of action. The Company plans to engage with the FDA in order to lift the clinical hold and commence with the planned SER-252-1b registrational clinical study.

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

The time required to obtain approval from the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. The outcome of studies is also inherently uncertain. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval process and are commercialized. The results of nonclinical studies, interim or top line studies, and early clinical trials of our product candidates may not be predictive of the results of later stage clinical trials. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety, purity, and potency traits despite having progressed through nonclinical studies and initial clinical trials. Nonclinical and early clinical studies may also reveal unfavorable product candidate characteristics, including safety concerns. A number of companies have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. In some instances, there can be significant variability in results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants.

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

Our product candidates may fail at any stage of preclinical or clinical development, and may also reveal unfavorable product candidate characteristics, including safety concerns or the failure to demonstrate efficacy in initial clinical trials. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Although we anticipate completing the preclinical development, including toxicology testing and clinical supply manufacturing development, necessary to file an investigational new drug application (“IND”) for SER 252 and additional INDs for other product candidates in the future, we may experience numerous unforeseen events before, during, or as a result of clinical trials that could delay or prevent our ability to commence or complete development, commence or complete clinical trials, receive marketing approval or commercialize our product candidates, including:

•we may be unable to generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

•regulators or independent review boards (“IRBs”) or Independent Ethics Committees (“IECs”) may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

•Regulators, independent data safety monitoring committees, IRBs or IECs, we, or our data monitoring committee(s) may recommend or require the suspension or termination of clinical research for various reasons, including non-compliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks, undesirable side effects, or a failure of the product candidate to demonstrate any benefit to subjects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

•new information may emerge regarding our product candidates or technology platform that result in continued development of some or all of our product candidates being deemed undesirable;

•we may have delays identifying, recruiting, and training suitable clinical investigators or investigators may withdraw from our studies;

•we may experience delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations (“CROs”. Contractual terms can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow up at a higher rate than we anticipate for a number of reasons, such as adverse events, an inadequate treatment response, fatigue with the clinical trial process or personal issues;

•patients who enroll in our studies may misrepresent their eligibility or may otherwise not comply with clinical trial protocols, resulting in the need to drop those patients from those studies, increase the needed enrollment size for those studies, or extend the duration of those studies;

•there may be flaws in our study design, which may not become apparent until a study is well advanced;

•our contractors may fail to comply with regulatory requirements or clinical trial protocols, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

•regulatory authorities or IRBs/IECs may disagree with the design, including endpoints, scope, or implementation of our clinical trials, or regulatory authorities may disagree with our intended indications;

•regulatory authorities may disagree with the formulation for our product candidates, or our product candidate dose or dosing schedule;

•we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe, pure, and potent for any indication;

•regulatory authorities may not accept, or Serina or our clinical trials may not meet the criteria required to submit, clinical data from trials which are conducted outside of their jurisdictions;

•the results of clinical trials may be negative or inconclusive, may not meet the level of statistical significance required for, or may not otherwise be sufficient to support marketing approval, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, analyses, reports, data, or nonclinical studies, or abandon product development programs;

•our product candidates may have undesirable or unintended side effects, toxicities, or other characteristics that preclude marketing approval or prevent or limit commercial use;

•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks or otherwise provide an advantage over current standard of care or current or future competitive therapies in development;

•the standard of care for the indications we are investigating may change, which changes could impact the meaningfulness of the resulting study data, or which may necessitate changes to the studies;

•regulatory authorities may disagree with the scope, design, including endpoints, implementation, or our interpretation of data from nonclinical studies or clinical trials;

•regulatory authorities may require us to amend our studies, perform additional or unanticipated clinical trials or nonclinical studies or manufacturing development work to obtain approval or initiate clinical trials, or we may decide to do so or abandon product development programs;

•regulatory authorities may find that we or our third-party manufacturers do not satisfy regulatory requirements and standards for the facilities and operations used in the manufacture of our product candidates;

•the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA or other regulatory authorities upon the filing of a marketing application;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or

•changes in, or the enactment of, the approval policies, statutes, or regulations of the applicable regulatory authorities may significantly change in a manner rendering our nonclinical or clinical data insufficient for approval.

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

On November 3, 2025, the Company announced that it received a notice from the FDA, placing a clinical hold on the Company’s IND application for SER-252, the Company’s lead development program for advanced Parkinson’s disease. The FDA has requested additional information related to a commonly used excipient in the formulation of SER-252. The FDA’s feedback does not relate to the active drug substance or its proposed mechanism of action. The Company plans to engage with the FDA in order to lift the clinical hold and commence with the planned SER-252-1b registrational clinical study.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Certain Trading Arrangements
During the three months ended September 30, 2025, none of the directors or officers of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Second Amendment to Amended and Restated Bylaws of Serina Therapeutics, Inc.	8-K	001-38519	3.1	8/22/2025

4.1	Form of Warrant Agreement	8-K	001-38519	4.1	9/15/2025

10.1	Convertible Note, dated as of September 9, 2025, between Serina Therapeutics, Inc. and Gregory Bailey	8-K	001-38519	10.1	9/15/2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SERINA THERAPEUTICS, INC.

Date: November 13, 2025	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: November 13, 2025	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer and Principal Accounting Officer