Form 10-K
period 2025-12-31
Serina Therapeutics, Inc.
filed 2026-03-25
CIK 1708599

Park

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed based on the closing price for such stock as reported on the NYSE American on June 30, 2025 (the last trading day of the registrant's second fiscal quarter of 2025) was $21.8 million.
As of March 18, 2026, there were outstanding 12,314,159 shares of common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Serina Therapeutics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report” or this "Annual Report") contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.
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

Summary of Risk Factors

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include, but are not limited to, the following:

•We have a history of operating losses that are expected to continue for the foreseeable future, and we are unable to predict the extent of future losses, or whether we will generate significant revenues or achieve or sustain profitability.
•We need additional financing to execute our operating plan and continue to operate as a going concern.
•Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
•Preliminary results from our nonclinical studies and clinical trials that we announce or publish from time to time may change as more patient data becomes available and as the data undergoes audit and verification procedures.
•The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans, and we may fail to obtain regulatory approval of our product candidates.
•Failure of our technology would significantly harm our business, results of operations, and prospects.
•We may seek designations under FDA programs designed to facilitate and potentially expedite product candidate development, such as fast track or breakthrough therapy designation. Our product candidates may not receive any such designations or if they do receive such designations they may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
•If we are unable to obtain approval via the accelerated approval pathway, we may be required to conduct additional nonclinical studies or clinical trials. Even if we receive accelerated approval from the FDA, the FDA may seek to withdraw accelerated approval.
•If we apply for orphan drug designation from the FDA, there is no guarantee that we will be able to obtain or maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•Any product candidate we advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent our regulatory approval or commercialization or limit our commercial potential.
•We may form or seek strategic partnerships or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
•We rely on contract manufacturing organizations to manufacture our nonclinical and clinical pharmaceutical supplies and expect to continue to rely on CMOs to produce commercial supplies of any approved product candidate, and our dependence on CMOs could adversely impact our business.
•We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for, or commercialize, our product candidates when expected or at all.
•We rely on other third parties to store and distribute our product candidates for nonclinical studies and clinical trials that we conduct.
•We may incur substantial product liability or indemnification claims relating to the clinical testing of our product candidates. If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that we generate from their sales will be limited.
•If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.
•We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.
•Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, reimbursement practices, or health care reform initiatives, which would harm our business.
•Our success is largely based upon our ability or partner's ability to scale our intellectual property and proprietary technologies, and we may be unable to protect and/or enforce our intellectual property.
•We may be forced to litigate to enforce or defend our intellectual property rights, and/or the intellectual property rights of our licensors.
•If we or our partners are sued for infringing on the intellectual property rights of third parties, it could be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.
•Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•If we do not obtain patent term extension for our drug candidates, our business may be materially harmed.
•Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our technologies and product candidates.
•Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
•The FDA regulatory approval process is lengthy, time consuming, and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
•Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.
•Our future success depends on our ability to recruit and retain our executive team and key scientists and to attract, retain, and motivate qualified personnel.
•We expect to expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
•If we do not continue to satisfy the NYSE American continued listing requirements, our Common Stock could be delisted from NYSE American.
•Anti-takeover provisions in our governance documents and under Delaware law could make an acquisition of Serina more difficult and may prevent attempts by our stockholders to replace or remove our management.
•We do not anticipate paying any cash dividends in the foreseeable future.
•Conflicts of interest may arise from our relationship with Juvenescence, which will own a significant percentage of our common stock as well as warrants to purchase additional shares of our common stock and will be able to substantially influence the Company and exert control over matters subject to stockholder approval.

PART I
Item 1. Business
Overview

We are a clinical-stage biotechnology company developing a pipeline of wholly-owned drug product candidates to treat neurological diseases and other indications. Our POZ drug delivery technology is designed to enable certain existing drugs and novel drug candidates to be modified in a way that provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics and antibody-based drug conjugates (ADCs).The Company’s proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline) and is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs delivered via easy-to-administer, long-acting subcutaneous injection.

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

Our business is largely focused on the development of a wholly-owned pipeline of POZ-enabled drug candidates for CNS indications, including Parkinson’s disease. Our lead product candidate, SER 252 (POZ-apomorphine), is a POZ conjugate of the potent dopamine agonist apomorphine being developed for the treatment of Parkinson’s disease and is in clinical development. SER 252 is designed to provide CDS via a subcutaneous injection delivered one to two times per week. CDS is a long-sought clinical strategy for Parkinson’s disease that currently approved therapies fall short of delivering.

We intend to develop other potential applications of the POZ technology, such as therapeutics delivered through Antibody Drug Conjugates ("ADCs") and Lipid Nanoparticle ("LNP") technology, through partnerships. Our SER 214, a POZ conjugate of rotigotine for the treatment of early Parkinson’s and Restless Leg Syndrome, was our first product candidate advanced into human study and has completed a Phase Ia study in 19 subjects. This product candidate served as a proof of principle for our POZ technology. This candidate is not being advanced internally. We intend to potentially out-license this product candidate.
Our Development Pipeline

We believe that our POZ platform delivery technology has potential for use across a broad range of payloads and indications. Among our development candidates, we intend to internally advance SER 252 for advanced Parkinson’s disease. We do not believe we will require a license to the API associated with SER 252. We are advancing our research and development efforts for POZ technology in LNP delivered ribonucleic acid (“RNA”) vaccines for infectious diseases. We intend to advance additional applications of the POZ platform via out-licensing, co-development, or other partnership arrangements. These applications may include other CNS disorders and POZ LNP relevant disease fields. In January 2026, we received FDA clearance of IND application for our lead product candidate, SER-252 for the treatment of advanced Parkinson's disease. In February 2026, we enrolled and dosed our first patient in our Phase 1b clinical trial for SER-252.

Small Molecule Pipeline

Drug Candidate	Indication	Preclinical	IND enabling	Phase 1	Phase 2	Phase 3
SER-252 POZ-apomorphine	Advanced Parkinson's					
SER-270 POZ-VMAT2i	Tardive Dyskinesia					
SER-290 POZ-undisclosed	Undisclosed CNS					

Platform Partnering Programs

Drug Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3
POZ-RNA	Immunotherapy				
POZ-ADC / AOC	Oncology				

serina therapeutics

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

SER 214 (POZ-rotigotine) was the first product from our pipeline to be advanced into humans. Serina initiated a Phase Ia trial in July 2015 in 19 stably treated Parkinson’s subjects. The trial was completed in January 2017 with data published in a June 2020 article in Movement Disorders. This was a single and multi-dose, dose-escalation study in patients who were not experiencing significant motor fluctuations. Patients in the study were allowed to be on existing therapy for Parkinson’s disease, or be on no therapy, but have a definitive diagnosis of Parkinson’s disease. We have not internally advanced SER 214 beyond Phase Ia and will seek to partner on any further development. We believe the SER 214 program, while not being advanced internally, provided data important to the development of a POZ dopamine agonist (such as rotigotine and apomorphine) conjugate to enable CDS in Parkinson’s patients. This research led to the development of SER 252.

SER 252 (POZ-apomorphine). We have advanced SER 252 into Phase I clinical trials in February 2026 for patients with advanced Parkinson’s disease. The treatment of advanced Parkinson’s disease relies on multiple therapies, including levodopa (“L-DOPA”), compounds that inhibit the breakdown of L-DOPA in the brain (catechol-O-methyl transferase, or COMT; for example, opicopone), dopamine agonists (transdermal rotigotine; for example, NeuproTM) and others. L-DOPA in escalating doses is the mainstay of therapy for advanced Parkinson’s disease but is also the proximate cause of LIDs, one of the most troubling complications of prolonged high dose L-DOPA therapy. Approximately 90% of Parkinson’s disease patients who use L-DOPA for ten years will develop irreversible LIDS. An infusion therapy known as Onapgo (apomorphine) is now available in the United States after its approval by the FDA on Feb. 4, 2025. Onapgo must be administered as a 12–16-hour continuous infusion through an electronic pump and a standard insulin infusion set. While effective in reducing daily “OFF” time, and simultaneously increasing daily “ON” time without troublesome dyskinesia, usage frequently requires a healthcare provider to hook up the device and infusion each day and remove it at night. “OFF” time refers to the time period the patient is unable to perform routine daily activities. “ON” time refers to those periods where the patient is able to perform routine daily activities. Onapgo is confounded by significant skin reactions in approximately 40% of patients, often leading to permanent scarring (nodules) on the abdomen. Our preclinical studies in monkeys suggest SER 252 may be administered as a single subcutaneous injection twice a week, provides continuous delivery of apomorphine and has no skin liabilities. Our use is designed to be administered in the convenience of the patient’s home without the need for a healthcare provider. We believe that SER 252 may allow some patients to titrate completely off L-DOPA, thus simultaneously addressing the LIDS that is associated with our prolonged use.

POZ-lipids. We are advancing preclinical research focused on POZ-lipids as a non-immunogenic (or markedly reduced immunogenic) alternative to the PEG-lipids in the lipid nanoparticles (LNP) currently approved for the COVID-19 vaccines developed by Pfizer/BioNTech and Moderna. Both of the currently approved vaccines contain 1-2 mol% PEG-lipid, which is required to stabilize the LNP and prevent fusion of nascent particles. We have prepared LNPs from POZ-lipids and demonstrated these can stably incorporate oligonucleotides and transfect cell lines. We believe that it is likely that the global population is being progressively immunized against PEG due to the presence of PEG-lipids in the currently approved vaccines, combined with upwards of 70% of the population already having some level of anti-PEG antibodies. PEG is used at low molecular weights in a wide range of consumer products including cosmetics, toothpaste, deodorants, and laxatives. Anti-PEG antibodies are implicated in some of the serious adverse reactions such as anaphylactic reactions seen following the COVID-19 vaccine administration. Most infectious disease experts believe that COVID-19 will become an endemic challenge and that booster immunizations will be required. We believe that the anti-PEG antibody issue potentially has the unintended consequence of compromising the efficacy of the next generation of vaccines due to accelerated blood clearance. We previously entered into preclinical feasibility studies with two major pharmaceutical companies toward the goal of developing “PEG-alternative” LNP vaccines for infectious diseases. The LNP delivered RNA therapeutics field represents one of the most promising areas of drug development, with over 1,200 LNP delivered RNA-based therapeutics in development. Our intent is to license the POZ technology to companies developing LNP approaches in infectious diseases, cancer immunology, and gene therapy.

Parkinson’s Disease

Parkinson’s disease is a chronic, disabling disorder that results from a deficiency of dopamine in the brain. Dopamine deficiency results from a degeneration of dopaminergic neurons in a portion of the brain known as the substantia nigra. Treatment for Parkinson’s disease has focused on mechanisms for delivery of dopamine precursors (levodopa, which can be delivered by daily pills or intestinal infusion), or on mechanisms that delay or prevent the breakdown of dopamine in the brain. The majority of patients who are diagnosed with Parkinson’s disease are treated with oral formulations of levodopa that include carbidopa, a compound that inhibits the breakdown of levodopa. Other approaches include selective inhibitors of monoamine oxidase enzymes in the brain (“MAO-B”), or dopamine agonists, such as rotigotine (the active ingredient in the transdermal patch NeuproTM), ropinirole or pramepexole. In almost all instances of oral treatment with any of these compounds, patients may experience “wearing off” where the drug fails to deliver an adequate dopaminergic stimulus after being used for months to years or the drugs may promote a disabling side effect known as dyskinesia (involuntary movements of the extremities). We believe that there is a major need for new therapies that can treat patients with Parkinson’s disease, extend their productive years, and ameliorate these unwanted side effects.

In recent years, the clinical strategy of CDS has been advanced in both animal and human studies. Most oral drugs deliver dopaminergic stimulation in a phasic peak and trough fashion. Animal studies show that such phasic alterations in dopaminergic tone may result in accelerated degeneration of dopaminergic neurons in the brain, and lead to motor complications known as dyskinesia. Preclinical animal studies also suggest that continuous delivery of apomorphine appears to delay the degeneration of dopaminergic neurons in the brains of affected animals, thus delaying some of the side effects of dopaminergic therapy as well as the onset of late-stage Parkinsonism. In a double-blind, double-dummy study in humans employing an intestinal infusion of levodopa-carbidopa gel (“LCIG”) in advanced Parkinson’s patients, continuous intestinal infusion of levodopa gel was shown to be superior in outcomes to oral, sustained release levodopa-carbidopa capsules. The results showed that an intestinal infusion of levodopa-carbidopa gel in the proximal small intestine (delivered by a percutaneous catheter) increased patients’ “ON” time without troublesome dyskinesia by approximately two hours per day, and decreased “OFF” time by the same amount. The approach was the first CDS product approved by the FDA (AbbVie’s Duopa). Notwithstanding the significant increase in patient clinical outcomes in advanced Parkinson’s patients, the approach is invasive, requires surgery to place a percutaneous catheter (with risk of infection, perforation of the intestine or inadvertent removal), frequent loading of levodopa-carbidopa gel packs, and frequent flushing to keep the catheter flowing. Subsequently, another product providing CDS (Abbvie - Vyalev) was approved by the FDA (October 2024). The Vyalev product is a liquid formulation of the prodrugs foslevodopa-foscarbidopa that is continuously infused subcutaneously using an electronic pump. This represented a substantial new treatment option for advanced Parkinson’s disease patients.

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

The Phase Ia study also measured the potential for efficacy, which relies on a change from baseline in the Unified Parkinson’s Disease Rating Score (“UPDRS”). One component of the UPDRS measures the change in motor scores; this is known as UPDRS (Part III) and is measured by the physician who evaluates if there is a change in scores when the patient returns to the clinic for follow-up. A change from baseline of negative scores indicates improvement and the FDA has used UPDRS (Part III) as part of an approvable endpoint. In Cohort 3, subjects had a mean change from baseline of approximately-6 at day 28 – indicating that SER 214 may be improving their signs and/or symptoms of Parkinson’s disease. There appeared to be a dose-dependent change from baseline as the doses were increased. This is shown in Figure 3 below.

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

Figure 3:
Figure 3: Relationship between dose of SER 214 administered in the last two weeks of dosing in the 50 mg, 100 mg, and 200 mg cohorts and mean (+/- SD) steady-state levels of released rotigotine.

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

While Apo-go represents a non-surgical approach to treatment of advanced disease in PD patients and provides the same degree of improvement in “OFF” time as the LCIG catheter and deep brain stimulation, many patients do not tolerate the daily subcutaneous infusions. The daily set-up often requires a healthcare provider to come in each day to help the patient administer the drug. We believe that development of a more convenient method of delivering apomorphine, without having to use a complicated infusion device or confounded by serious skin reactions, would be a major contribution to patient care.

SER 252 (POZ-apomorphine)

In early 2018, Serina initiated work on developing a polymer conjugate of apomorphine that could be delivered as a subcutaneous injection that is devoid of any skin reactions. The first step was attachment of apomorphine to the polymer. The chemistry of attachment and controlled release required attachment of ester-linked groups to both of the hydroxyl groups in apomorphine; one ester linkage attaches the apomorphine to the polymer backbone (linking group) and the other ester linkage caps the second hydroxyl (capping group). In the course of these studies, Serina discovered that the rate-limiting step in the release of apomorphine from the polymer was the release of the “capping linker.” After three and a half years of dedicated efforts to control the release kinetics of apomorphine, Serina identified SER 252 as the IND candidate. Importantly, SER 252 provides linear dose kinetics when administered in preclinical multi-dose studies in monkeys as shown in Figure 5 below.

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

PK Simulations for SER 252 in Patients with Advanced Disease

Although studies in humans are required for confirmation, Serina conducted a simulation of human PK based on the results from our preclinical studies in monkeys. The PK parameters of SER 252 in monkeys were modeled with a standard one-compartment fit of the data with V/F (volume of distribution) derived from imputed data from NeuroDerm, Ltd. published human PK on ND0701, an apomorphine product being developed by NeuroDerm; the V/F was 13 L/kg. The following results, which represent industry standard methodology for simulation, were obtained:

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

If the results show SER 252 is well-tolerated with predictable PK, we expect to proceed to a Phase I MAD study in advanced patients in 2027. The results of the combined SAD/MAD studies will measure not only safety, PK and tolerability in these advanced patients but also daily “OFF” and “ON” time and will inform the design of the Phase II study. If Phase I is successful, we plan to have a meeting with the FDA to aid in design of a Phase II study.

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
Licensing, Collaboration and Partnership Agreements

In early 2021, Serina entered into FSAs with several large pharmaceutical and biotechnology companies to advance POZ-lipids as a replacement strategy for PEG-lipids in the current mRNA vaccines. After two years of work with these partners, Serina entered into licensing discussions to advance POZ-lipids as a replacement for PEG-lipids.

In October 2023, Serina entered into a non-exclusive license agreement with Pfizer to use our POZ polymer technology for use in lipid nanoparticle drug delivery formulations. The agreement grants Pfizer non-exclusive rights to certain intellectual property, know-how, and proprietary technologies. Under the terms of the agreement, Pfizer is authorized to develop, manufacture, market, and commercialize products incorporating the licensed technology with respect to a specific POZ polymer structure in one field. The agreement outlines the protection and enforcement of intellectual property rights related to the licensed technology. Pfizer is obligated to use commercially reasonable diligent efforts to develop and commercialize licensed products, and to use such efforts to accomplish specified development and commercial objectives. The agreement includes a one-time upfront payment of $3 million that was received on December 15, 2023, milestone payments payable to us upon the achievement of specific development, regulatory, and commercial milestones, and a royalty on net sales of products incorporating the licensed technology in accordance with the terms outlined in the license agreement. The range of royalties on sales of products is between 2.75% – 3.5% and is tiered to achievement of certain sales milestones.

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

Serina-Owned Intellectual Property

We have been issued a series of patents on various forms of POZ. The following is a list of patents that have been issued and published pending applications in the United States and worldwide. The list is presented by the individual family dockets. Expiration dates for non-domestic patent rights are based on a strict calculation of 20 years from the earliest filing date and, as such, Patent Term Adjustment in accordance with the jurisdiction could extend this term further than indicated.

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

Country	Type	Status	Application Date	Application Number	Grant Date	Grant Number	Expiration Date
US	Utility	Granted	Jan-12-2009	12/744,472	Feb-07-2012	8,110,651	3-21-2029
US	Utility	Granted (CIP of ‘651)	May-25-2010	12/787,241	Jan-24-2012	8,101,706	3-20-2029
US	Utility	Granted (DIV of ‘706)	Jan-23-2012	13/356,552	Aug-06-2013	8,501,899	1-29-2029
US	Utility	Granted (CON of ‘899)	Feb-06-2012	13/367,128	Oct-27-2015	9,169,354	1-12-2029
US	Utility	Granted (CON of ‘354)	Jul-08-2016	15/205,671	Jan-01-2019	10,166,294	1-12-2029
US	Utility	Granted (CON of ‘294)	Dec-28-2018	16/235,936	Jan-04-2022	11,213,588	1-12-2029
US	Utility	Granted (CON of ‘588)	Jan-04-2022	17/568,042	Mar-12-2024	11,925,689	1-29-2029

US	Utility	Abandoned	Mar-11-2024	18/601,960
China	Utility	Granted	Jan-12-2009	200980106276.5	Dec-12-2012	1098857	1-12-2029
Japan	Utility	Granted	Jan-12-2009	2010-542410	Apr-04-2014	5,514,736	1-12-2029
Korea (South)	Utility	Granted	Jan-12-2009	10-2010-7017208	Jan-20-2015	10-1486449	1-12-2029
Belgium	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Belgium	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Belgium	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Switzerland	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Switzerland	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Switzerland	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Germany	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Germany	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Germany	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Denmark	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
France	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
France	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
France	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
United Kingdom	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
United Kingdom	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
United Kingdom	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Netherlands	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Netherlands	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Netherlands	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029
Sweden	Utility	Granted	Jan-12-2009	09701187.8	Sep-04-2013	2,235,090	1-12-2029
Sweden	Utility	Granted	Jan-12-2009	13181892.4	Mar-23-2016	2,669,313	1-12-2029
Sweden	Utility	Granted	Jan-12-2009	16154587.6	Jul-19-2017	3,042,922	1-12-2029

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

SER-16 Family: “Subcutaneous Delivery of Poly(oxazoline) Conjugates” (R. W. Moreadith et al.)

This family of patents provides for poly(oxazoline) conjugates of dopamine agonists and subcutaneous delivery of these conjugates for treatment of conditions related to dopamine insufficiency, such as Parkinson’s disease. In particular, this family includes claims to conjugates containing rotigotine, i.e., SER-214. The ʼ633 patent (US) has broader claims and would cover other molecules administered as subcutaneous injections, including but not limited to SER-226/227, SER-228/229 SER-232 and SER-252.

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

Several companies are in the business of developing and marketing polymer-modified therapeutics, with the majority using PEG polymers. The covalent attachment of PEG to therapeutic agents, termed PEGylation, is a well-established and clinically proven drug delivery approach to improve the PK and pharmacodynamics of drugs. Specifically, PEGylation can improve the parent drug’s solubility, extend our circulation time, and reduce our immunogenicity, with minimal undesirable properties. PEGylation technology has been applied to various therapeutic modalities or payloads including small molecules, aptamers, peptides, and proteins, leading to over 30 FDA approved PEGylated drugs currently in use and many investigational PEGylated agents under clinical trials.

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the U.S., Europe and other countries. In the United States, Europe and other countries, our products are subject to rigorous regulations governing their testing, manufacture, labeling, storage, record keeping, approval, and advertising and promotion. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug and biologic development, approval, and marketing are subject to change. In addition, regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA or comparable ex-U.S. regulations, guidance or interpretations will change.

United States Government Regulation

New Drug Application and Biologics License Application Approval Processes

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLP”), and other applicable regulations;

•submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before clinical trials in the United States may begin;

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

If the FDA accepts the IND, the drug or biologic can then be studied in human clinical trials to determine if the product candidate is safe and effective. Clinical trials typically involve three separate phases that often overlap, can take many years and are expensive. These three phases, which are subject to considerable regulation, are as follows:

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

The FDA may grant “fast track” status to products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need. Fast track is a process designed to facilitate the development and expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

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

“Regenerative Medicine Advanced Therapy” (“RMAT”) designation is a process created by the 21st Century Cures Act in December 2016. A product is eligible for RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious disease or condition, and if preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of RMAT designation include the benefits available to breakthrough therapies, including potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal of the product from the market. In addition, the sponsor of an approved drug in the United States may not promote that drug for unapproved, although a physician may prescribe a drug for an unapproved use in accordance with the practice of medicine. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of unapproved uses, as well as false or misleading promotion. Further, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing, including Phase 4 trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Failure to comply with the applicable United States requirements at any time during the drug or biologic development process, approval process or after approval, may subject us or our collaborators to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 people in the United States.

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

Under the European Union regulatory system, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for orphan medicines, medicines produced by biotechnology, and those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes, and optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. In addition to the centralized procedure, the European Union also has a nationalized procedure, which requires a separate application to and approval determination by each country; a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision.

Despite the U.K. formally withdrawing from the European Union on January 31, 2020, a number of European Union regulations were retained in U.K. law. The U.K. government has communicated an intent to remove or replace some of these European Union provisions, which may increase some regulatory divergence between the U.K. and the European Union

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

There are a number of governmental pricing programs in the United States, including the Medicaid Drug Rebate program, Medicare. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate program, companies are required to pay a rebate to each state Medicaid program for their covered outpatient drugs, which includes select inpatient drugs for which there is “direct reimbursement.” Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid and Medicare programs.

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

In Europe and other foreign jurisdictions, the success of our products depends largely on obtaining and maintaining government reimbursement, because patients are generally unable to access prescription pharmaceutical products that are not reimbursed by their governments. In some countries, such as Germany, commercial sales of a new product may begin while pricing and reimbursement terms are under discussion. In other countries, a company must complete reimbursement negotiations prior to the commencement of commercial supply of the pharmaceutical product. The requirements governing drug pricing vary widely country-by-country and region-by-region. For example, the member states of the European Union can restrict the range of drugs for which their national health insurance systems provide reimbursement and can control the prices of prescription drugs. In addition, many ex-U.S. government payors require companies to provide health economic assessments of products, which are evaluated by government agencies set up for this purpose. A member state may approve a specific price for the drug, or it may instead adopt a system of direct or indirect controls on the total amount of money that a company may receive for supply of a drug. Countries also may consider increasing mandatory discounts over time in an attempt to manage increased demands on healthcare budgets. Reimbursement discussions in foreign countries often result in a reimbursement price that is lower than the net price that companies can obtain for the product in the U.S. In addition, reimbursement discussions may take a significant period of time resulting in commercialization delays. In some countries where reimbursement has not yet been obtained, or where there are a limited number of eligible people and our medicines or therapies are unregistered, the governments of such countries may agree to purchase our medicines and therapies on an unlicensed and/or named patient basis. Reimbursement for our products cannot be assured because a country or region may only provide for reimbursement on terms that we do not deem adequate. Further, many ex-U.S. governments have introduced or are in the process of introducing legislation focusing on cost containment measures in the pharmaceutical industry. The impact of these laws where finalized, the final form of laws under consideration, and their relevant practical application, are unknown at this time, but may lead to lower prices, paybacks, or other forms of discounts or special taxes.

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

Our collection and use of personal data as part of our business activities is subject to various privacy and data security laws and regulations, including oversight by various regulatory or other governmental bodies, in the U.S., European Union, U.K., Canada, Australia, Brazil, Saudi Arabia and other jurisdictions. Such laws and regulations have the potential to affect our business materially, continue to evolve and increasingly are being enforced.

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

Human Capital

As of December 31, 2025, we had sixteen full time employees. We do not have any employees represented by a labor union or covered under a collective bargaining agreement.

Facilities

Our current headquarters located in Huntsville, Alabama is comprised of approximately 7,600 square feet of office and laboratory space. The lease term is two years for the office space and five years for the laboratory space. The lease termination date is October 31, 2028 for the office space and January 31, 2028 for the laboratory space.

Investor Information

Financial and other information about us is available on our website at https://www.serinatx.com/. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the U.S. Securities and Exchange Commission (the "SEC"). In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected without charge at the SEC’s website at www.sec.gov. (These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.)
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

Our financial condition has varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report and also include, among other things:

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

As required under Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASC 205-40), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Based on our most recent projected cash flows, we believe that our cash and cash equivalents would not be sufficient to satisfy our anticipated operating and other funding requirements for the next twelve months from December 31, 2025. These factors raise substantial doubt regarding our ability to continue as a going concern. In addition, the report of our independent registered public accountant accompanying our audited consolidated financial statements included elsewhere in this annual report contains a qualification to such effect.

We have incurred operating losses and negative cash flows since inception and had an accumulated deficit of approximately $63.5 million as of December 31, 2025. We expect to continue to incur operating losses and negative cash flows. Our operations have consumed substantial amounts of cash. We will require substantial additional funds to support our continued research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals, and potential commercialization. Additionally, our estimates on future financial needs may be based on assumptions that prove to be wrong, and we may spend our available financial resources much faster than we expect. Because we expect to continue to experience operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our capital stock or other equity securities or assets, obtaining additional loans from financial institutions or investors, and entering into collaborative research and development arrangements or licensing some or all of our patents and know-how to third parties while retaining a royalty and other contingent payment rights related to the development and commercialization of products covered by the licenses. Our continued operating losses and the risks associated with the development of our product candidates and technologies have increased the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. Furthermore, geopolitical instability, including the ongoing military conflicts between the United States and Iran, Russia and Ukraine, and Israel and Hamas, as well as the impact of inflationary pressures and resulting rise in interest rates, on global financial markets could make the terms of any available financing less attractive to us and more dilutive to our existing stockholders. If we are unable to raise additional capital, we will have to delay, curtail, or eliminate one or more of our research and development programs or ultimately not be able to continue as a going concern. Additionally, raising additional capital may cause dilution to our stockholders.

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

Some of our current product candidates are in preclinical development and will require substantial further capital expenditures, development, testing, and regulatory approval prior to commercialization. We have limited experience designing clinical trials and have not yet filed or supported a marketing application. We may be unable to design and execute a clinical trial that ultimately supports marketing approval.

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

●
we may experience delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations (“CROs”). Contractual terms can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

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

●	regulatory authorities may disagree with the formulation for our product candidates, or our product candidate dose or dosing schedule;

●	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe, pure, and potent for any indication;

●	regulatory authorities may not accept, or we or our clinical trials may not meet the criteria required to submit, clinical data from trials which are conducted outside of their jurisdictions;

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approval or commercialization of the particular product candidate or therapeutic product, if any, and us in general. In addition, the information we choose to publicly disclose regarding a particular nonclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular therapeutic product, if any, product candidate or our business. If the preliminary, interim, and topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

We may not succeed in our efforts to establish manufacturing relationships on commercially reasonable terms. Our product candidates may compete with other products and product candidates for access to manufacturing facilities, of which there are a limited number that operate under cGMP conditions and that are both capable of manufacturing our product candidates and willing to do so. Even if it does establish such collaborations or arrangements, our CMOs may breach, terminate, or not renew these agreements. These facilities may also be affected by a global pandemic, natural disasters such as floods, fires, explosions or such facilities could face manufacturing issues, such as contamination or adverse regulatory findings following a regulatory inspection. Further, our CMOs may be temporarily unable to manufacture our product candidates due to government restrictions, requirements, or limitations. If our CMOs cease to manufacture our product candidates for any reason, we would experience delays in obtaining sufficient quantities of our product for us to meet commercial demand if we receive marketing approval or in advancing our development programs while we identify and qualify replacement suppliers. We could also incur added costs and delays in identifying and qualifying any such replacements and transferring any necessary technology and processes. The terms of a new arrangement may also be less favorable than any prior arrangements if we are able to negotiate a new arrangement at all. The addition of a new or alternative CMO may also require FDA approval and may have a material adverse effect on our business.

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

Risks Related to Our Business, Industry, and Future Commercialization

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

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of product candidates is heavily dependent on our entering into collaborations with corporations, academic institutions, licensors, licensees, and other parties and we may not be successful in establishing such collaborations. Some of our existing collaborations are, and future collaborations may be, terminable at the sole discretion of the collaborator. Replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and may not be within our power to influence. Any collaborators may not perform their obligations to our satisfaction, or at all, we may not derive any revenue or profits from such collaborations, and any collaborators may ultimately compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and marketing of our proposed products and may not be able to develop and market such products effectively, if at all. In addition, a lack of development and marketing collaborations may lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

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

We may be forced to litigate to enforce or defend our intellectual property rights against infringement by competitors, and to protect our trade secrets against unauthorized use. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable, or limited or narrowed in scope such that we may no longer be used to adequately prevent the manufacture, sale or import of competitive product. Further, an adverse result in any litigation or other proceedings before government agencies such as the United States Patent and Trademark Office (the “USPTO”), may place pending applications at risk of non-issuance or limitations in scope. Further, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post grant review, and opposition proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be used to challenge the inventorship, ownership, claim scope, or validity of our patents. Additionally, because of the substantial amount of discovery typically required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information or trade secrets could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of the Company. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

The biotechnology and pharmaceutical industries have experienced substantial litigation and other proceedings concerning intellectual property rights, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which could be uncertain and may prevent, delay, or otherwise interfere with our product discovery and development efforts. Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell our products. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to, and may in the future become party to, or threatened with, adversarial proceedings or litigation concerning intellectual property rights with respect to our POZ platform and any product candidates we may develop, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office (the “EPO”). Numerous United States and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and infringement claims may be asserted against us or our partners based on existing patents or patents that may be granted in the future, regardless of their merit.

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

As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and are therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the America Invents Act, the United States transitioned from a “first to invent” to a “first to file” patent system. Under a “first to file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that filed a patent application in the USPTO after March 2013, but before Serina filed could therefore be awarded a patent covering an invention of ours even if Serina had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that it or any licensors were the first to either file any patent application related to our technologies or product candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, allowing third-party submission of prior art, and establishing a new post grant review system, including post grant review, inter partes review, and derivation proceedings. Because of the lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use USPTO proceedings to invalidate our patent claims even though the claim would not have been invalidated if first challenged by the third party in a district court action.

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

It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed by or made known to an individual or entity during the course of that party’s relationship with us are to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements also provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not be able to obtain adequate remedies for any breaches of such agreements. Ultimately, enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time consuming, and the outcome is unpredictable.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. However, our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we benefit from to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be allegations of trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversions of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the Patient Protection and Affordable Care Act of 2010, as amended (the “ACA”), which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

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

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our business outside of the United States, we will be required to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violations of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. A conviction under the FCPA can result in long term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices could have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

As of December 31, 2025, we had 16 full time employees and, in connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of product development, business development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage, interruption or data theft from computer viruses, computer hackers, malicious code, employee theft or misuse, ransomware, social engineering (including phishing attacks), denial of service attacks, sophisticated nation state and nation state supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cybersecurity incidents, which may not be immediately or ever detected, are increasing in frequency and evolving in nature. Additionally, due to geopolitical tensions related to Russia’s invasion of Ukraine, the risk of cyber-attacks may be elevated.

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

If we experience material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

Our management is responsible for establishing and maintaining internal control over financial reporting, disclosure controls, and compliance with the other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. As a result of being a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate such material weaknesses, we may not be able to report our financial results accurately or prevent fraud.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and beginning in 2020 the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “Risks Related to Employee and Operations Matters, Managing Growth and Information Technology.” A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. We have no assurance as to whether, when and how these provisions may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.

We face risks associated with increased political uncertainty.

Military conflict among the United States, Israel and Iran, the invasion of Ukraine by Russia and the conflict among Israel, Hamas and Hezbolla has increased global political uncertainty in Europe and has strained the relations of a significant number of governments, including the United States. Any retaliatory actions taken in response to these conflicts, and the impact on regional or global economies, is unknown but could have a material adverse effect on our business, financial condition and results of our operations.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has made statements and taken actions in recent years that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing tariffs on a variety of countries and products. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the use of testing facilities in China that we use, including pursuant to our testing arrangements with WuXi AppTec (HongKong) Limited. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if U.S. trade policy results in retaliatory trade actions, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Company

We will need to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional funds to support our continued research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals, and potential commercialization. Our future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit our ability to achieve our business objectives. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholder’s ownership interest in us will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

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

We will incur significant legal, accounting and other expenses that Serina did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the laws, rules and regulations of the SEC as well as the NYSE American rules. These laws, rules and regulations are expected to increase Serina’s legal and financial compliance costs and to make some activities more time consuming and costly. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These laws, rules and regulations also may make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

If we do not continue to satisfy the NYSE American continued listing requirements, our Common Stock could be delisted from NYSE American

The listing of our Common Stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. Other than as set forth in the following two paragraphs, while we are presently in compliance with all such conditions, it is possible that we will fail to meet one or more of these conditions in the future.

On January 9, 2026, we were notified by the NYSE American that due to our disclosure in our Quarterly Report on Form 10-Q filed for the fiscal period ended September 30, 2025, which reported stockholders’ equity of approximately $1.6 million, we no longer met the requirement that we must have no less than $4 million or more in stockholders’ equity pursuant to the listing standard set forth under Section 1003(a)(ii) of the NYSE American Company Guide (the “Listing Standards”) because we had reported losses from continuing operations and/or net losses in three of our last four most recent fiscal years ended December 31, 2024.

Under the applicable rules of the NYSE American, the Company submitted a compliance plan on February 8, 2026 that demonstrated how it intends to regain compliance with the Listing Standards within 18 months of the receipt of the notice, or July 9, 2027.

If we were to fail to meet a NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our Common Stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease, and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers, and employees, and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities.

Anti-takeover provisions in our governance documents and under Delaware law could make an acquisition of Serina more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in this annual report lapse, the trading price of our common stock could decline. We are not able to predict the effect that sales may have on the prevailing market price of our common stock.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about it and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

As of June 30, 2025, we had a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC as of the date of this annual report. As a smaller reporting company, we will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if it relies on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250.0 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100.0 million and we have a public float of less than $700.0 million.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the CARES Act, One Big Beautiful Bill Act and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Such tax law changes could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. While it is too early to assess the overall impact of these changes, as these and other tax laws and related regulations are revised, enacted, and implemented, our financial condition, results of operations, and cash flows could be materially adversely impacted.

Our ability to use net operating loss (NOL) carryforwards and other tax attributes may be limited, including as a result of the Merger.

We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, we had U.S. federal NOL carryforwards of $106.8 million, which will begin to expire in 2027 and $82.8 million that have an unlimited carryforward period. Additionally, for state income tax purposes, we had NOLs of $94.2 million that will expire at various dates between 2026 and 2045. The state of California suspended the use of NOL deductions for the tax years 2024 through 2026 if their California taxable income is greater than or equal to $1 million. The state of California also limited the use of research and development credits to $5 million for tax years 2024 through 2026. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Merger, changes in connection with the sale of our common stock, and other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

Conflicts of interest may arise from our relationship with Juvenescence, which will own a significant percentage of our common stock as well as warrants to purchase additional shares of our common stock and will be able to substantially influence the Company and exert control over matters subject to stockholder approval.

As of March 1, 2026, Juvenescence Limited (“Juvenescence”) owned approximately 33.0% of the outstanding shares of our common stock, including shares issuable upon exercise of warrants held by Juvenescence.

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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
We have implemented cybersecurity measures and processes to address and mitigate material risks from cybersecurity threats. We utilize the services of third-party providers to develop, maintain, and implement cybersecurity systems and measures designed to protect our information systems from unauthorized access and damage. Our security measures are periodically assessed, tested, and updated. We do not have employees with information technology or cybersecurity expertise and accordingly we obtain an assessment of our cybersecurity systems and measures from a third-party provider different from the provider that is primarily responsible for installation, update, and maintenance of information technology and cyber security systems. Our information technology and cybersecurity service providers primarily interface with members of our accounting and finance group. These processes are an integral part of our internal controls and risk management and the results of the third-party assessment are reported annually to the Audit Committee along with a report from management on the effectiveness of internal controls.
We are not aware of the occurrence of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that material cybersecurity incidents will not arise or be discovered in the future.
Item 2. Properties
Our principal place of business is located in Huntsville, Alabama where we lease approximately 7,600 square feet of office and laboratory space. Our office space lease expires on October 31, 2028, with options to renew, and our laboratory space lease expires on January 31, 2028. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms as needed.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims that arise in the ordinary course of business. As of the date of this report, we are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is currently listed on the NYSE American under the symbol “SER."

Holders of Record
As of March 1, 2026 there were 96 holders of record of our common stock.

Equity Compensation Plan

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,034,443	$5.21	868,629
Equity compensation plans not approved by security holders	122,250	$4.45	877,750
Total	3,156,693	$5.18	1,746,379

Unregistered Sales of Equity Securities

Previously reported.

Repurchases of Equity Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing
Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2025 and 2024.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” in this Annual Report.

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
On March 26, 2024, we completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX, Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.”
Following the consummation of the Merger, the business previously conducted by Legacy Serina became our business, which is now a clinical-stage biotechnology company developing Legacy Serina’s drug product candidates. Our headquarters are located in Huntsville, Alabama.

Since inception our operations have been financed primarily by aggregate net proceeds from the issuance of common stock, convertible preferred stock, convertible notes, exercise of Post-Merger Warrants to purchase our common shares by Juvenescence and our at-the-market ("ATM") offerings. Since our inception, we have had significant operating losses. Our operating loss was $24.0 million and $17.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $63.5 million and cash and cash equivalents of $3.1 million.

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

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, attorneys, and accountants and increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities as we:

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

Research and Development Costs

We will incur substantial expenses associated with manufacturing, preclinical research, and clinical studies. Accounting for preclinical research and clinical studies relating to activities performed by CROs, and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical research, clinical studies, and contract manufacturing activities. The diverse nature of services being provided under CROs and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain preclinical and clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with preclinical research and clinical studies. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses or prepaid expenses on the consolidated balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start up, treatment and wrap up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

We estimate the grant date fair value of stock options and the related compensation expense, using the Black-Scholes-Merton option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate and (4) dividends. In general, the assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Accounting for warrants
We have determined the accounting classification of warrants we issue, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, thereby obligating us to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, we also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants are recorded at fair value upon issuance and subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Equity classified warrants are recorded at fair value upon issuance and are not subsequently remeasured. We estimate the fair value of warrants using the Black-Scholes-Merton option pricing model. See Notes 5, Related Party Transactions, 6, Fair Value Measurements, for additional information regarding the warrants and 7, Stockholders’ (Deficit) Equity.

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
•data from our clinical programs that support an acceptable risk benefit profile of our product candidates in the intended patient populations; acceptance by the U.S. Food and Drug Administration ("FDA"), or other applicable regulatory agencies of the Investigational New Drug ("IND") applications, clinical trial applications and/or other regulatory filings for SER 252 and other product candidates.

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
We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. On November 3, 2025, we announced that we received a notice from the FDA, placing a clinical hold on our IND application for SER-252, our lead development program for advanced Parkinson’s disease. The FDA requested additional information related to a commonly used excipient in the formulation of SER-252. The FDA’s feedback did not relate to the active drug substance or its proposed mechanism of action. In January 2026, we announced that the FDA had cleared its IND application for SER-252, which allowed us to proceed with regulatory and site-level activities to support initiation of a planned Phase 1b registrational clinical study evaluating SER-252 in patients with advanced Parkinson’s disease and in February 2026 we enrolled and dosed our first patient into the clinic.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, and other expenses for outside professional services, including legal, recruiting, audit and accounting, insurance and facility related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with the New York Stock Exchange American Company Guide and SEC requirements, director and officer insurance costs, and investor relations costs associated with being a public company.
Other Income/(Expense)
Our other income/(expenses) are comprised of interest income on our cash equivalents, changes in fair value of our convertible notes and liability-classified warrants, interest accrued from the convertible notes and foreign currency transaction gains/(losses).

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The table presented below shows Net Loss for the periods presented (in thousands).

	Year Ended December 31,		Increase/ (Decrease)
	2025	2024
REVENUES
Grant revenues	$130	$56	$74
Total revenues	130	56	74

OPERATING EXPENSES
Research and development	13,155	7,480	5,675
General and administrative	10,997	9,624	1,373
Total operating expenses	24,152	17,104	7,048

Total other income, net	4,825	5,841	(1,016)
Provision for income taxes	18	—	18

NET LOSS	$(19,215)	$(11,207)	$(8,008)
Research and Development Expenses
Research and development expenses were $13.2 million for the year ended December 31, 2025, compared to $7.5 million for the same period in 2024. The increase of $5.7 million was primarily due to increases of $2.0 million in clinical related activities, $1.4 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount, $1.0 million in consultant spend for research programs, amortization of $0.7 million for a prepaid technology access fee, $0.6 million increased spend in outsourced research services and $0.3 million in miscellaneous expenses amounts that were individually insignificant. These increases were primarily offset by a decrease of $0.3 million for severance and related costs.
General and Administrative Expenses
General and administrative expenses were $11.0 million for the year ended December 31, 2025, compared to $9.6 million for the same period in 2024. The increase of $1.4 million is due primarily to increases of $1.2 million in stock based compensation expense as a result of new hires, directors and consultants, $0.6 million of consulting expenses for public company infrastructure, $0.4 million in investor outreach activities and an increase of $0.1 million in miscellaneous expenses amounts that were individually insignificant. These increases were primarily offset by decreases of $0.6 million in legal fees and professional fees for the maintenance of certain patent and other intellectual property and biological material assets included in Legacy Assets and $0.3 million in severance and related costs.
See Notes 1, Organization, Business Overview and Liquidity and 5, Related Party Transactions to our audited consolidated financial statements included elsewhere in this Report for additional information about the Legacy Assets.
Other Income, net
Other income, net was $4.8 million for the year ended December 31, 2025, compared to $5.8 million for the same period in 2024. The $1.0 million decrease is primarily attributable to a decrease in gain of $8.9 million from the change in fair value of liability classified warrants and a $0.2 million loss from the sale of a subsidiary. These decreases were partially offset by by the absence in 2025 of a $7.0 million loss recognized in 2024 from the change in the fair value of the Legacy Serina Convertible Notes and the AgeX-Serina Note, a $0.7 million gain from the expiration of liability classified warrants, a decrease of $0.3 million in interest expense and $0.1 million decrease in miscellaneous expenses amounts that were individually insignificant.
See Notes 6, Fair Value Measurements and 7, Stockholders’ (Deficit) Equity to our consolidated financial statements included elsewhere in this Report for additional information on fair value adjustments of convertible promissory notes, Legacy Serina warrants, liability classified Warrants, and conversion of the AgeX-Serina Note upon consummation of the Merger on March 26, 2024.
Liquidity and Capital Resources
Sources of Liquidity
We had $3.1 million in cash and cash equivalents as of December 31, 2025. Our operations have been financed primarily by the issuance of common stock, convertible preferred stock, convertible notes, warrant exercises and our ATM program.
In April 2025, we entered into a Securities Purchase Agreement with certain investors for a private placement of securities. At the closing of the Private Placement, we issued an aggregate of 965,250 shares of newly authorized Series A Convertible Preferred Stock, par value $0.0001, at a purchase price of $5.18 per share, resulting in net proceeds of $4.9 million. Each share of Series A Preferred Stock is convertible into shares of our common stock, par value ($0.0001), at a conversion price of $5.18 per share, subject to adjustment upon consummation of certain qualified offering events and other standard adjustments due to subdivision or combination of common stock, and earns cumulative annual dividend at a rate of 8% per annum that are declared annually beginning on March 31, 2026 and paid in shares of the Company's common stock ("PIK Shares"). As of December 31, 2025, 56,645 dividend shares have been accrued but not declared.

Additionally, on April 25, 2025, we entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an ATM program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. We pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. In 2025, we have sold 0.5 million shares of our common stock at an gross average price of $6.00, resulting in gross proceeds of $2.8 million under the ATM. To date, we have issued 3.5 million shares of common stock under the ATM program at a gross average per share price of $3.72, resulting in gross proceeds of $12.9 million.
Annual 2025 Operating Results

On September 9, 2025, we entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of our Board of Directors, making available to Serina an aggregate principal amount of up to $20 million. The 2025 Convertible Note was subsequently modified in March 2026. See in paragraph below and in Note 14, Subsequent Events to our consolidated financial statement for details. Under the original 2025 Convertible Note, borrowings may be drawn at our discretion in five tranches tied to certain clinical and operational milestones, provided that if at the time we achieve a milestone and do not have sufficient cash available to cover projected costs and expenses to achieve the next milestone, then we will be required to draw such deficiency. The five tranches correspond to the five following milestones: (i) up to $5 million on or before September 30, 2025; (ii) up to $2.5 million on or after December 15, 2025 upon enrollment of the first patient in the our SER-252-1b registrational clinical study; (iii) up to $2.5 million upon enrollment of the second patient in the study; (iv) up to $5 million on or after March 15, 2026, upon dosing of the last patient in Cohort 1 of the study; and (v) up to $5 million on or after April 30, 2026, upon dosing of the first patient in Cohort 2 of the study

(“Milestone 5”). See the section entitled "Components of Operating Results" above for a discussion of the impact of recent FDA communication on the clinical study.

The 2025 Convertible Note was convertible, at the option of the holder, into shares of our common stock, at any time until the maturity date, at a conversion price of $5.18 per share. The conversion price was subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization, or other similar transaction. In September 2025, we drew down the first tranche of $5.0 million under the 2025 Convertible Note, incurring $0.1 million in transaction costs which were accounted for as a debt discount.
On March 17, 2026, we entered into definitive agreements for the private placement of common stock and pre-funded warrants, led by a member of the Company’s Board of Directors, at $2.25 per share. Each common stock and pre-funded warrant was accompanied by redeemable warrants to purchase a number of shares equal to 50% of the aggregate shares purchased at an exercise price of $5.00 per share. All warrants expire four years term from the date of issuance and are callable by us upon the earlier of (i) 30 days following the dosing of the first patient in Cohort 2 of the SER‑252 Phase 1b SAD study, or (ii) September 30, 2026, and in each case subject to the Company’s share price exceeding $10.00 per share on the relevant date. Under the terms of the agreements, the initial funding provided for at least $15.0 million of gross proceeds, with one or more additional closings for aggregate gross proceeds of at least $5.0 million and up to $15.0 million to be funded within 20 days after the initial closing, subject to the satisfaction of customary closing conditions. The warrants related to the first tranche funding, if fully exercised, would provide additional gross cash proceeds of $33.3 million. As of March 23, 2026, gross proceeds of $16.0 million have been received. In connection with the closing of the private placement, the 2025 Convertible Note was amended to remove any further obligations to borrow or loan funds under the note.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows and as of December 31, 2025, had an accumulated deficit of $63.5 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within one year of the issuance date of our consolidated financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
We believe that our cash on hand will not be sufficient to enable us to fund our operations at least twelve months following the issuance of the consolidated financial statements based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings, our ATM, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
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

Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(17,955)	$(17,137)	$(818)	4.8%
Net cash used in investing activities	(59)	(22)	(37)	168.2%
Net cash provided by financing activities	17,412	13,212	4,200	31.8%
Effect of foreign currency on cash and cash equivalents	(14)	—	(14)	100.0%
Net decrease in cash and cash equivalents	$(616)	$(3,947)	$3,331	(84.4)%
Operating Activities
Net loss for the year ended December 31, 2025 was $19.2 million. Net cash used in operating activities during this period amounted to $18.0 million. The $1.2 million difference between the net loss and net cash used in operating activities during the year ended December 31, 2025 was comprised of offsetting non-cash items of $0.2 million and changes in operating assets and liabilities totaling $1.4 million. The non-cash items consisted of $4.0 million in stock-based compensation and equity compensation to consultants for services, $0.2 million in non-cash lease expenses, $0.2 million loss on sale of subsidiary, $0.2 million in non-cash interest, $0.1 million loss in disposal of property and equipment and $0.1 million non-cash change in miscellaneous expenses that were individually insignificant. These non-cash items were reduced by the non-cash gain of $4.3 million from the change in the fair value of warrants and $0.7 million gain from warrant expirations. The net increase of $1.4 million cash from operating assets and liabilities primarily consisted of a $1.2 million increase in accounts payable and decrease of $0.7 million in prepaid and other current assets. These cash increases were partially offset by a $0.2 million decrease in accrued expenses and $0.1 million decrease in grant receivable.
Net loss for the year ended December 31, 2024 was $11.2 million. Net cash used in operating activities during this period totaled $17.1 million. The $5.9 million difference between the net loss and net cash used in operating activities during the year ended December 31, 2024 was driven by $2.7 million in non-cash items and $3.3 million in changes to operating assets and liabilities. The net $2.7 million in non-cash items consisted of a $13.2 million gain from the change in the fair value of warrant liabilities which were partially offset by a $7.0 million loss from the change in fair value of convertible notes, $2.6 million in stock-based compensation, $0.3 million in amortization of deferred debt issuance costs, a $0.2 million decrease in accrued interest on the AgeX-Serina Note and $0.4 million in depreciation and non-cash lease expenses. The $3.3 million net cash used in operating assets and liabilities primarily consisted of a $1.8 million increase in prepaid expenses (comprised of $1.1 million in other prepaid expenses and current assets, and $0.7 million in prepaid technology access fee) along with payments of $1.7 million towards accounts payable and $0.2 million in lease liabilities. These outflows were partially offset by a $0.4 million increase in accrued expenses.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 and 2024 was immaterial.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 of $17.4 million was primarily due to net proceeds received of $4.9 million from issuance of common stock to Juvenescence in January 2025, $4.9 million received in April 2025 from a securities purchase agreement entered into with certain investors for a private placement of securities, net proceeds received of $4.9 million from the first tranche drawdown under the 2025 Convertible Note and $2.6 million net proceeds from our ATM. See Note 7, Stockholders’ (Deficit) Equity, to our consolidated financial statements included elsewhere in this Report for additional information.
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
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data
Serina Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Serina Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Serina Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2025 and 2024, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2021.
Tampa, Florida
March 25, 2026

SERINA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,056	$3,672
Prepaid expenses and other current assets	3,024	2,004
Total current assets	6,080	5,676

Property and equipment, net	465	501
Right of use assets - operating leases	377	461
Right of use assets - finance leases	—	86
Other long-term prepaid assets	29	—
TOTAL ASSETS	$6,951	$6,724

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,931	$744
Accrued expenses	1,207	1,429
Warrant liability	88	—
Other current liabilities	337	193
Total current liabilities	3,563	2,366

Warrant liability, non-current	283	3,582
Convertible Note, net	2,946	—
Operating lease liabilities, net of current portion	196	268
TOTAL LIABILITIES	6,988	6,216

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.0001 par value, 5,000 shares authorized; 965 and zero shares issued and outstanding at December 31, 2025 and 2024, respectively; liquidation preference of $5,000 and zero at December 31, 2025 and 2024, respectively;	4,940	—
Common stock, $0.0001 par value, 40,000 shares authorized; and 10,767 and 9,422 shares issued and outstanding at December 31, 2025 and 2024, respectively; (including 57 shares declared as a stock dividend on April 1, 2025 and issued on March 31, 2026)	1	1
Additional paid-in capital	58,536	44,958
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(63,500)	(44,318)
Total Serina Therapeutics, Inc. stockholders’ (deficit) equity	(37)	641
Noncontrolling deficit	—	(133)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(37)	508
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,951	$6,724
See accompanying notes to the consolidated financial statements.

SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
REVENUES
Grant revenues	$130	$56
Total revenues	130	56

OPERATING EXPENSES
Research and development	13,155	7,480
General and administrative	10,997	9,624
Total operating expenses	24,152	17,104

Loss from operations	(24,022)	(17,048)

OTHER INCOME, NET
Interest expense	(213)	(526)
Change in fair value of convertible promissory notes	—	(7,017)
Change in fair value of warrants liabilities	4,263	13,156
Gain on warrants expiration	724	—
Other income, net	51	228
Total other income, net	4,825	5,841

Loss before income taxes	(19,197)	(11,207)
Provision for income taxes	(18)	—
NET LOSS	(19,215)	(11,207)
Net loss attributable to noncontrolling interest	33	66
NET LOSS ATTRIBUTABLE TO SERINA	$(19,182)	$(11,141)

NET LOSS ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS	$(19,436)	$(11,141)

NET LOSS ATTRIBUTABLE TO SERINA COMMON SHAREHOLDER, BASIC AND DILUTED	$(1.91)	$(1.51)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,190	7,359

See accompanying notes to the consolidated financial statements.

SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024
NET LOSS	$(19,215)	$(11,207)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(14)	—
COMPREHENSIVE LOSS	(19,229)	(11,207)
Net loss attributable to noncontrolling interest	33	66
COMPREHENSIVE LOSS ATTRIBUTABLE TO SERINA	$(19,196)	$(11,141)

See accompanying notes to the consolidated financial statements.

SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Deficit	Total Stockholders’ (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2023	3,438	$36,404	—	—	2,410	$—	$883	$—	$(33,177)	$—	$(32,294)
Issuance of common stock upon exercise of stock options	—	—	—	—	195	—	12	—	—	—	12
Issuance of common stock upon conversion of redeemable convertible preferred stock	(3,438)	(36,404)	—	—	3,438	1	36,403	—	—	—	36,404
Issuance of common stock to AgeX stockholders and conversion of AgeX-Serina Note upon consummation of Merger	—	—	—	—	2,501	—	961	—	—	—	961
Issuance of common stock upon exercise of Post-Merger Warrants	—	—	—	—	378	—	6,360	—	—	—	6,360
Deemed dividend from issuance of warrants	—	—	—	—	—	—	(18,501)	—	—	—	(18,501)
Issuance of common stock to Juvenscence	—	—	—	—	500	—	5,392	—	—	—	5,392
Sale of subsidiary to Juvenescence	—	—	—	—	—	—	10,853	—	—	(67)	10,786
Stock-based compensation	—	—	—	—	—	—	2,595	—	—	—	2,595
Net loss	—	—	—	—	—	—	—	—	(11,141)	(66)	(11,207)
BALANCE AT DECEMBER 31, 2024	—	—	—	—	9,422	1	44,958	—	(44,318)	(133)	508
Issuance of common stock upon exercise of stock options	—	—	—	—	260	—	15	—	—	—	15
Issuance of common stock to Juvenscence, net of issuance costs of $83	—	—	—	—	500	—	4,916	—	—	—	4,916
Issuance of common stock for Series A Convertible Preferred Stock, net of issuance costs of $60	—	—	965	4,940	—	—	—	—	—	—	4,940
Issuance of common stock under At-The-Market sales agreement, net of issuance costs of $212	—	—	—	—	473	—	2,628	—	—	—	2,628
Issuance of common stock to consultant for services rendered	—	—	—	—	50	—	226	—	—	—	226
Release of restricted stock units to consultant for services rendered	—	—	—	—	5	—	29	—	—	—	29
Reclassification of warrant liability to equity	—	—	—	—	—	—	1,971	—	—	—	1,971
Sale of NeuroAirmid subsidiary	—	—	—	—	—	—	—	—	—	166	166
Issuance of common stock for Series A Convertible Preferred stock dividends	—	—	—	—	57	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,793	—	—	—	3,793
Foreign currency translation adjustment	—	—	—	—	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	—	—	—	—	(19,182)	(33)	(19,215)
BALANCE AT DECEMBER 31, 2025	—	$—	965	$4,940	10,767	$1	$58,536	$(14)	$(63,500)	$—	$(37)
See accompanying notes to the consolidated financial statements.

SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(19,215)	$(11,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	194
Loss on disposal of property and equipment	91	—
Non-cash lease expense	203	227
Non-cash interest expense	138	164
Amortization of debt issuance costs and debt discounts	58	345
Stock-based compensation	3,793	2,595
Common stock issued to consultant for services rendered	226	—
Restricted stock units released to consultant for services rendered	29	—
Change in fair value of convertible promissory notes	—	7,017
Change in fair value of warrants liabilities	(4,263)	(13,156)
Gain on warrants expiration	(724)	—
Loss on sale of subsidiary	166	—
Changes in operating assets and liabilities:
Grant receivable	—	65
Prepaid expenses and other assets	673	(1,906)
Accounts payable	1,197	(1,661)
Accrued expenses	(231)	400
Other current liabilities	18	—
Operating lease liabilities	(187)	(214)
Net cash used in operating activities	(17,955)	(17,137)

INVESTING ACTIVITIES:
Purchase of equipment	(59)	(22)
Net cash used in investing activities	(59)	(22)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants to Juvenescence	—	5,000
Drawdown on loan facilities from Juvenescence	—	3,043
Cash and restricted cash acquired in connection with the Merger	—	337
Proceeds from the exercise of stock options	15	12
Proceeds from the exercise of Post-Merger Warrants by Juvenescence	—	4,988
Proceeds from issuance of common stock to Juvenescence, net	4,916	—
Principal repayment on loan facilities to Juvenescence	—	(133)
Principal repayments on finance lease liabilities	—	(35)
Proceeds from issuance of Series A Convertible Preferred Stock, net	4,940	—
Proceeds from issuance of common stock under At-The-Market sales agreement, net	2,628	—
Proceeds from 2025 Convertible Note, net	4,913	—
Net cash provided by financing activities	17,412	13,212
Effect of foreign currency on cash and cash equivalents	(14)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(616)	(3,947)

CASH AND CASH EQUIVALENTS:

At beginning of the year	3,672	7,619
At end of the year	$3,056	$3,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$17	$—
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock upon conversion of redeemable convertible preferred stock	$—	$36,404
Merger and issuance of common stock upon consummation of Merger on March 26, 2024	$—	$961
Deemed dividend from issuance of warrants	$—	$18,501
Derecognition of Post Merger and Incentive Warrants liability upon exchange transaction	$—	$(1,799)
Issuance of common stock warrants upon exchange transaction	$—	$1,407
Issuance of common stock warrants upon exercise of Post-Merger warrants	$—	$1,372
Extinguishment of debt upon sale of subsidiary	$—	$10,786
Right of use asset acquired in exchange for operating lease liabilities	$115	$—
Transfer of right‑of‑use assets to property and equipment upon title transfer	$75	$—
Issuance of common stock warrants in connection with 2025 Convertible Note	$3,747	$—
Recognition of debt discount on 2025 Convertible Note	$2,112	$—
Reclassification of warrant liability to equity	$1,971	$—
See accompanying notes to the consolidated financial statements.

SERINA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Business Overview and Liquidity
Serina Therapeutics, Inc. was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. (“AgeX”) completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX, Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.”. Unless otherwise stated or the context otherwise requires, together with its subsidiaries, "Serina" or the ("Company"). See Note 3, Recapitalization, for the accounting for the Merger.
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
The Company recognized a net loss of $19.2 million for the year ended December 31, 2025. The Company used $18.0 million in net cash from operating activities for the year ended December 31, 2025 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.

Management believes that its cash and cash equivalents are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these consolidated financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to largely rely on raising capital from equity investors, and additional funding through the Company's at-the-market offering ("ATM"), for funding its operations. Some funding may be obtained through licensing agreements or other arrangements with commercial entities.
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
The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. The Company established Serina Therapeutics Australia Pty Ltd on July 2, 2025, for the purpose of conducting clinical research activities in Australia. For consolidated entities where the Company has less than 100% of ownership, the Company records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ (deficit) equity on the Company’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.
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
NeuroAirmid was jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. The Company owned 47.5% of the outstanding capital stock of NeuroAirmid. The Company consolidated NeuroAirmid despite not having majority ownership interest as it has the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On March 27, 2024, the Board of Directors of the Company formed a special committee for the purpose of exploring strategic alternatives for the business, assets and/or stock of UniverXome, Reverse Bio, ReCyte and NeuroAirmid. On October 28, 2025, the special committee of the Board of

Directors approved the Company entering into a stock redemption agreement whereby NeuroAirmid redeemed the shares of NeuroAirmid capital stock held by the Company in exchange for the right to receive 5% of the net revenues recognized by NeuroAirmid in connection with the sale, lease, license, transfer, distribution or use of any products, assets or services of NeuroAirmid developed or commercialized for the purpose of treating Huntington's Disease (the "NeuroAirmid Transaction"). The NeuroAirmid Transaction was completed on November 25, 2025 and NeuroAirmid was subsequently deconsolidated with an immaterial impact on the Company's financial statements.
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
The balances in these accounts may be in excess of FDIC and SIPC insured limits. At December 31, 2025 and 2024, cash and cash equivalents deposits in excess of FDIC limits were both nominal, and investments and deposits in excess of SIPC limits were $2.5 million and $2.9 million, respectively.
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
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ (deficit) equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using an average exchange rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the functional currency are included in earnings as incurred.

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
The Company has elected to measure the convertible promissory notes at fair value on a recurring basis. Changes in fair value are recorded in other income, net, on the consolidated statements of operation and comprehensive loss. Interest accrued on the notes is reflected in interest expense on the consolidated statement of operations.
Cash and cash equivalents
Cash and cash equivalents include unrestricted cash and all highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.
Property and equipment, net
Property and equipment are carried at cost less accumulated depreciation. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Depreciation of property and equipment is provided utilizing the straight-line method over the range of lives used of the respective assets, which is 3 - 10 years.
Leases
The Company determines if an arrangement is a lease at inception. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and comprehensive loss. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheets.
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
Accounting for warrants
The Company determines the accounting classification of warrants it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are recorded at fair value upon issuance and subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Equity classified warrants are recorded at fair value upon issuance and are not subsequently remeasured. See Note 5, Related Party Transactions, Note 6, Fair Value Measurements, and Note 7, Stockholders’ (Deficit) Equity for additional information regarding warrants.
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
The warrants are evaluated to determine their appropriate classification as equity or liability instruments. If the number of shares underlying the warrants is not fixed and varies based on the amount borrowed, the warrants are liability classified and will be remeasured to fair value each reporting period with a charge or credit to the consolidated statements of operations and comprehensive loss. These Contingent warrants and future tranches of debt were subsequently modified in March 2026. Refer to Note 14, Subsequent Events for details.
Redeemable convertible preferred stock
Legacy Serina recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs, outside of permanent equity because the shares were redeemable in circumstances not within its control. The redeemable convertible preferred stock was converted into common stock on March 26, 2024 upon consummation of the Merger.

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

Grant revenues for the years ended December 31, 2025 and 2024 were not material.
Research and development expense
Research and development costs are expensed as they are incurred and primary consist of cost incurred for the development of product candidates and drug discovery efforts, which include personnel costs consisting of salaries, benefits and equity-based compensation expense; expenses incurred under agreements with consultants and contract organizations that conduct research and development activities on the Company's' behalf; costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers; laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and laboratory supplies and equipment used for internal research and development activities. The Company continually evaluates new product opportunities and engages in intensive research and product development efforts. Research and development expenses include both direct costs tied to a specific contract or grant, and indirect costs. Research and development expenses incurred and reimbursed by grants from third parties or governmental agencies, if any and as applicable, approximate the respective revenues recognized in the consolidated statements of operations and comprehensive loss. Research and development costs may be offset by research grants and research and development refundable tax rebates received by Serina Therapeutics Australia Pty Ltd.
General and administrative expense
General and administrative expenses consist primarily of personnel costs, and other expenses for outside professional services, including legal, recruiting, audit and accounting, insurance and facility related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for personnel in executive and other administrative functions.
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
The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized such tax benefits in its consolidated financial statements.
Stock-based compensation expense
The Company provides stock-based payments in the form of stock options and restricted stock awards. For awards only subject to service conditions, the Company uses the straight-line attribution method for recognizing compensation expense over the requisite service period, which is generally the vesting period of the award. Compensation expense is recognized on awards ultimately expected to vest. Forfeitures are recorded when they occur.

The Company estimates the fair value of stock option awards and restricted stock awards on the grant date using a Black-Scholes option pricing model.
Basic and diluted net loss per share attributable to common stockholders
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock and convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company.
Basic loss per share (“EPS”) of common stock is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period.
Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and warrants and the if-converted method for redeemable convertible preferred stock, convertible preferred stock, and convertible promissory notes. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment, Note 13, Segment Reporting for additional information.
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, under which entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. ASU 2023-09 enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The Company adopted this standard as of January 1, 2025, and it did not have a material impact on the consolidated financial statements. The Company applied the new disclosure requirements prospectively to the current annual period. See Note 10, Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between nonauthoritative and authoritative guidance (since, unlike the Codification, the concepts statements are nonauthoritative). The Company adopted this standard on January 1, 2025, and it did not have a material impact on the consolidated financial statements.
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

At the effective time of the Merger, each outstanding share of Legacy Serina capital stock (after giving effect to the automatic conversion of all shares of Legacy Serina preferred stock into shares of Legacy Serina common stock and excluding any shares held as treasury stock by Legacy Serina or held or owned by AgeX or any subsidiary of AgeX or of Legacy Serina and any dissenting shares) was converted into the right to receive 0.97682654 shares of AgeX common stock which resulted in AgeX issuing an aggregate of 5,913,277 shares of AgeX common stock to the stockholders of Legacy Serina.

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
4. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2025	2024
Financial commitment asset	$1,721	$—
Prepaid technology access fee	—	1,333
Prepaid research and development services	585	—
Prepaid insurance	182	192
Other prepaid expenses	227	402
Other current assets	309	77
Total prepaid expenses and other current assets	$3,024	$2,004

Property and equipment, net
Property and equipment, net was as follows (in thousands):

	December 31,
	2025	2024
Equipment	$881	$966
Computers and software	112	136
Total property and equipment, gross	993	1,102
Less: accumulated depreciation and amortization	(528)	(601)
Total property and equipment, net	$465	$501
Depreciation and amortization of property and equipment for each of the years ended December 31, 2025 and 2024 was $0.1 million.
Accrued liabilities
Accrued liabilities were comprised of the following (in thousands):

	December 31,
	2025	2024
Research program and services	$231	$—
Accrued compensation	812	559
Accrued severance	—	304
Other accrued expenses	164	566
Total accrued expenses	$1,207	$1,429
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
The Convertible Notes Agreement amended certain provisions of the 2022 Secured Note and 2023 Secured Note to eliminate (i) the provisions permitting Juvenescence and AgeX to convert outstanding amounts owed into shares of AgeX common stock, and (ii) certain related provisions. Upon the Merger, a portion of the Convertible Notes were converted, leaving a balance of $10.4 million in loans due to Juvenescence, net of debt issuance, on the consolidated balance sheet. The 2022 Secured Notes also had terms which dictated the issuance of AgeX warrants upon drawdowns of loan funds, however, these were cancelled pursuant to the Merger Agreement and the remaining 2022 Warrants to purchase a total of 129,593 shares of common stock at prices ranging from $20.75 to $25.01 remained in effect. As of December 31, 2025, 75,614 warrants expired leaving 53,979 remaining. See Note 7, Stockholders’ (Deficit) Equity, for details.

Sale of subsidiary to Juvenescence

On December 23, 2024, the Company entered into the Stock Purchase Agreement with Juvenescence, pursuant to which Juvenescence purchased all of the outstanding shares of UniverXome, thereby assuming all Legacy Assets AgeX transferred to UniverXome prior to the Merger. The Legacy Assets included all of AgeX’s interests in ReCyte, Reverse Bio along with certain patents, patent applications, and other intellectual property, certain biological materials, certain trademarks and service marks, certain equipment, certain inventory, and certain files and records relating to the foregoing. As consideration for the purchase of UniverXome, Juvenescence assumed the net assets of UniverXome primarily consisting of intangible assets, net, of $0.5 million, and approximately $11.3 million of secured debt, consisting of the 2022 Secured Note and 2023 Secured Note owed by UniverXome to Juvenescence in addition to a nominal cash payment. The debt assumed by Juvenescence was secured by substantially all of the assets of UniverXome. As a result of the sale, the Company derecognized all assets and liabilities of UniverXome with a corresponding increase to additional paid-in capital from Juvenescence calculated as the difference between the carrying amount of the extinguished debt and the fair value of the reacquisition price of the debt. For the year ended December 31, 2024, the Company recognized a $10.9 million capital contribution on the consolidated statement of redeemable convertible preferred stock and stockholders' (deficit) equity.

Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement with related parties for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. See Note 7, Stockholders' (Deficit) Equity.

2025 Convertible Note and warrants
On September 9, 2025, the Company entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of the Company’s Board of Directors, making available to the Company an aggregate principal amount of up to $20 million.

Under the 2025 Convertible Note, borrowings may be drawn at the discretion of the Company in five tranches tied to certain clinical and operational milestones, provided if at the time the Company achieves a milestone, the Company does not have sufficient cash available to cover projected costs and expenses to achieve the next milestone, then the Company will be required to draw such deficiency. The five tranches correspond to the five following milestones: (i) up to $5 million on or before September 30, 2025; (ii) up to $2.5 million on or after December 15, 2025 upon enrollment of the first patient in the Company’s SER-252-1b registrational clinical study; (iii) up to $2.5 million upon enrollment of the second patient in the study; (iv) up to $5 million on or after March 15, 2026, upon dosing of the last patient in Cohort 1 of the study; and (v) up to $5 million on or after April 30, 2026, upon dosing of the first patient in Cohort 2 of the study (“Milestone 5”). The 2025 Convertible Note was subsequently modified in March 2026. Refer to Note 14, Subsequent Events for details.

The funding tranches of the 2025 Convertible Note are subject to the accomplishment of certain SER-252-1b registrational clinical study accomplishments. On November 3, 2025, the Company announced that it received a notice from the FDA placing a clinical hold on the Company’s Investigational New Drug (“IND”) application for SER-252, the Company’s lead development program for advanced Parkinson’s disease. The FDA has requested additional information related to a commonly used excipient in the formulation of SER-252. The FDA’s feedback did not relate to the active drug substance or its proposed mechanism of action. In January 2026, the Company announced that it had received FDA clearance of the IND application for its lead product, SER-252, for the treatment of advanced Parkinson's disease. In February 2026, the Company enrolled and dosed its first patient in its Phase 1b clinical trial for SER-252.

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

Borrowings under the 2025 Convertible Note constitute senior unsecured obligations of the Company and rank senior in right of payment to all indebtedness of the Company expressly subordinated to the 2025 Convertible Note, and pari passu in right of payment with all other unsecured indebtedness of the Company. The Company may incur additional indebtedness that is junior to the 2025 Convertible Note without restriction, but may not incur additional indebtedness that is senior or pari passu in right of payment to the 2025 Convertible Note without the prior written consent of the holder.

Under the 2025 Convertible Note, the Company also agreed to issue warrants ("Contingent Warrants") for the purchase of shares of the Company's Common Stock on each funding date in an amount equal to 100% of the number of shares issuable upon conversion of the funds. See Note 7, Stockholders’ (Deficit) Equity, for terms regarding these warrants.

While the Contingent Warrants are not legally issued until the Company draws down on the associated tranches of the 2025 Convertible Note, they are considered to be issued for accounting purposes. As no amounts were drawn as of the effective date of the 2025 Convertible Note agreement, the Contingent Warrants were recorded as Financial Commitment Assets (“FCAs”), corresponding to each of the five 2025 Convertible Note tranches, at the initial fair value of the Contingent Warrants of $3.7 million, in prepaid expenses and other current assets in the consolidated balance sheet. The Company determined that the Contingent Warrants were liability classified as the number of shares underlying the warrants was variable (see Note 7, Stockholders’ (Deficit) Equity).

In September 2025, the Company drew down the first tranche of $5.0 million under the 2025 Convertible Note ("First Tranche"), incurring $0.1 million in transaction costs which were accounted for as a debt discount. The Company also reclassified a pro rata portion of the FCA associated with the First Tranche, recorded at the initial warrant fair value of $2.0 million, as a debt discount resulting in the net carrying value of the Convertible Note of $2.9 million and issued 965,251 shares underlying the First Tranche Contingent Warrants.

The Company determined that the First Tranche includes a compound embedded derivative related to mandatory redemption features in the event of certain liquidity events or change of control of the Company and contingent interest upon an event of default feature. The fair value of the compound embedded derivative is not material and has not been separately recognized on the consolidated balance sheet.
6. Fair Value Measurements
Warrant Liabilities
The Company classifies the Merger Warrants and Contingent Warrants (as defined in Note 5, Related Party and Note 7, Stockholders’ (Deficit) Equity) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations and comprehensive loss. The change in fair value of these warrant liabilities recognized during the during the years ended December 31, 2025 and 2024 was a $4.3 million gain and a $13.2 million gain, respectively. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) when the conditions for equity classification are met, at which time the warrant liabilities will be derecognized. In July 2025, the remaining unexercised Post-Merger Warrants and the corresponding Incentive warrants expired, resulting in a gain of $0.7 million. In September 2025, in connection with the First Tranche drawdown of the 2025 Convertible Note, the Contingent Warrant related to the First Tranche met equity classification criteria and was remeasured at its estimated fair value of $2.0 million and reclassified to additional paid-in capital. (See Note 7, Stockholders’ (Deficit) Equity).
The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024 (in thousands):

	Merger Warrants	Contingent Warrants
Balance as of December 31, 2023	$—	$—
Fair value at inception of Post-Merger Warrants	18,501	—
Exercise	(1,372)	—
Derecognition of Incentive Warrants	(1,798)	—
Initial recognition of fair value of Replacement Incentive Warrants	1,407	—
Change in fair value	(13,156)	—
Balance as of December 31, 2024	$3,582	$—
Fair value at inception	—	3,747
Change in fair value	(2,575)	(1,688)
Expiration	(724)	—
Reclassification to equity	—	(1,971)
Balance as of December 31, 2025	$283	$88

The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model with the following assumptions:

	Year ended December 31,
	2025	2024
Expected volatility	65.1% -102.2%	99.2% - 125.9%
Expected term (in years)	0.1 – 3.0	0.6 - 3.2
Risk-free interest rate	3.5% - 4.4%	4.1% - 4.3%
Expected dividend yield	0.00%	0.00%
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
Convertible Promissory Notes
AgeX-Serina Note
On March 15, 2023, Legacy Serina issued the AgeX-Serina Note in the amount of $10.0 million to AgeX. The AgeX-Serina Note bore interest at 7% per annum and was scheduled to mature on March 15, 2026. Legacy Serina borrowed the $10.0 million pursuant to the AgeX-Serina Note to provide for general working capital needs.

Legacy Serina elected to initially and subsequently measure the AgeX-Serina Note in its entirety at fair value, with the fair value inception date adjustment as well as all subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

On March 15, 2023, the fair value of the $10.0 million principal amount under the AgeX-Serina Note was evaluated and an adjustment to reduce the fair value of the principal balance to $7.8 million was recorded at that time. On the date of the Merger, the AgeX-Serina Note was remeasured to its fair value of $10.7 million as it converted into equity upon the Merger. See Note 3, Recapitalization for details. The change in fair value recognized during the year ended 2024 was a $7.0 million loss.

7. Stockholders’ (Deficit) Equity
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
As of December 31, 2025 and 2024, the Company had reserved common stock on an as-converted basis for future issuance as follows (in thousands):

	Year ended December 31,
	2025	2024
Common stock warrants issued and outstanding	2,973	1,997
Common stock options issued and outstanding under the Plans	3,157	3,221
Remaining shares available for issuance under the Plan	1,746	1,977
Common stock for Series A Convertible Preferred Stock	965	—
Total reserved common stock	8,841	7,195
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. The Series A Preferred Stock earns cumulative dividends at a rate of 8% per annum that are declared annually beginning on March 31, 2026, and paid in shares of the Company's common stock ("PIK Shares"). As of December 31, 2025, 56,645 dividend shares have been accrued but not declared. The Series A Preferred Stock ranks pari passu with parity stock and senior to junior stock and other indebtedness, with automatic and optional conversion rights. The Series A Preferred Stock is not redeemable.

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

In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock are entitled to receive payment based on the greater of issuance price or the per share consideration paid to common stockholders in the liquidation as if the Series A Preferred Stock had been converted into common stock prior to the liquidation event. After payment of the full liquidation preference of Series A Preferred Stock, distributions by the Company shall be distributed with equal priority among holders of the Series A Preferred Stock and common stock, with Series A Preferred Stock being treated on an as-converted basis, including payment for accrued but unpaid dividends. As of December 31, 2025 the liquidation preference was $5 million.
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Prior to their expiration on July 31, 2025, each Post-Merger Warrant was exercisable for one “Unit” at a price equal to $13.20 per Unit. Each Unit consisted of (i) one share of the Company's common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of the Company's common stock at an exercise price of $18.00 per warrant and will expire four-years after the closing date of the Merger. During the year ended December 31, 2025, 65 Post-Merger Warrants were exercised. Upon the exercise, the holders received 65 shares of the Company's common stock, and were issued 65 Incentive Warrants to purchase an additional 65 shares of the Company's common stock with an exercise price of $18.00 per share expiring on March 26, 2028. In July 2025, 366,626 Post-Merger Warrants and the corresponding Incentive warrants expired, resulting in a gain on warrants expiration of $0.7 million. As of December 31, 2025, there were no Post-Merger Warrants remaining and 377,930 Incentive Warrants issued and outstanding. The Company classified the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
Concurrently with the execution of the Merger Agreement, AgeX, Legacy Serina, and Juvenescence entered into a Side Letter, which became effective immediately prior to the closing of the Merger. The Side Letter provided, among other things, that Juvenescence would exercise all Post-Merger Warrants it holds to provide the Company an additional $15.0 million in capital according to the following schedule: (x) at least one-third on or before May 31, 2024, (y) at least one-third on or before November 30, 2024, and (z) at least one-third on or before June 30, 2025. Juvenescence received 1,133,593 Post-Merger Warrants. On June 6, 2024, Juvenescence exercised Post-Merger Warrants to purchase 377,865 shares of the Company’s common stock at an exercise price of $13.20 per share, for a total purchase price of $5.0 million. In addition to the shares of the Company's common stock, upon exercise of the Post-Merger Warrants, Juvenescence also received Incentive Warrants to purchase 377,865 shares of the Company's common stock with an exercise price of $18.00 per share that expire on March 26, 2028.
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
As of December 31, 2025, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants. The Company classifies the Replacement Incentive Warrants as liabilities. See Note 6, Fair Value Measurements, regarding accounting for warrant liabilities.
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
Former AgeX Warrants
As of December 31, 2025, there are 129,593 warrants issued and 53,979 outstanding with exercise prices ranging from $21.93 to $25.85 and expiration dates ranging from January 24, 2026 to April 3, 2026. During the year ended December 31, 2025, 75,614 Former AgeX warrants expired. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
At-the-Market Offerings
On April 25, 2025, the Company entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of December 31, 2025, the Company has sold 0.5 million shares of its common stock, resulting in gross proceeds of $2.8 million. Thus far in 2026, the Company sold 3.0 million shares of common stock at an average gross price of $3.36, resulting in additional gross proceeds of $10.0 million.
8. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 shares of its common stock for the grant to new employees or non-employee directors of stock options, stock appreciation rights (“SARs”), sale of restricted stock units (“RSUs”), or other securities as approved by its Board of Directors or the Compensation Committee. As of December 31, 2025, 877,750 stock options remain available for issuance under the 2024 Inducement Equity Plan.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 2,675,000 shares of its common stock for the grant to employees, directors, and consultants of stock options, SARs, RSUs, or other securities as approved by its Board of Directors or the Compensation Committee. As of December 31, 2025, 868,629 shares remain available for issuance under the 2024 Equity Incentive Plan.
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

Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” and formerly the AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. Pursuant to the Merger Agreement no additional options shall be granted under the 2017 Stock Option Plan.
A summary of Serina stock option activity under all plans and related information was as follows (in thousands, except weighted average exercise price):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	3,221	$4.81	7.7	$7,530
Granted	250	$4.53
Exercised	(260)	$0.06		$1,321
Cancelled/Forfeited	(54)	$5.00
Balance at December 31, 2025	3,157	$5.18	7.0	$2,282
Options exercisable at December 31, 2025	1,862	$3.31	5.9	$2,282

A summary of Serina RSU activity was as follows (in thousands, except weighted average exercise price):

	Restricted Stock Units
	Number of Restricted Stock Units	Weighted- Average Exercise Price (per share)
Balance at December 31, 2024	—	$—
Awards granted	5	$5.75
Awards vested	(5)	$5.75
Awards cancelled	—	$—
Balance at December 31, 2025	—	$—
Stock-based Compensation Expense
During the year ended December 31, 2025, Company granted stock options to purchase 250,250 shares of common stock to certain employees, the Board and consultants under the 2024 Equity Incentive Plan and 2024 Inducement Equity Plan, with a weighted average grant date fair value of $3.64 per share. The Company also granted 5,000 RSUs under the 2024 Equity Incentive Plan with a weighed average grant date fair value of $5.75 per share during the year ended December 31, 2025. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $1.3 million and $1.8 million, respectively. Total unrecognized compensation cost related to unvested stock option grants of $7.6 million as of December 31, 2025 is expected to be 2.3 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$858	$551
General and administrative	2,935	2,044
Total stock-based compensation expense	$3,793	$2,595
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions including the market price of the underlying common stock, expected option life, risk-free interest rates, volatility, and dividend yield. The assumptions that were used to calculate the grant date fair value of employee and non-employee stock option grants were as follows:

Year ended December 31,
	2025	2024
Expected life (in years)	5.0 - 6.1	5.0 - 6.1
Volatility	97.0% - 111.7%	112.7% - 118.3%
Risk-free interest rates	3.7% - 4.7%	3.5% - 4.7%
Dividend yield	—	—

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
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the years ended December 31, 2025 or 2024.
10. Income Taxes
Domestic and international pre-tax income/(loss) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(19,271)	$(11,207)
International	74	—
Loss before income taxes	$(19,197)	$(11,207)
For the year ended December 31, 2025, the Company calculated an immaterial tax provision due to foreign operations. For the year ended December 31, 2024, the Company did not record a tax provision or deferred tax benefit.
The Company has historically filed state income tax returns based on the states in which its employee's reside. As a result, the Company has historically gathered the information necessary to apportion revenue, payroll, rent, and property on a state by state basis. The Company will use this information in order to allocate its current year taxable income/loss to each state based on that's state desired apportionment formula. For the years ended December 31, 2025 and 2024, the majority of the state and local income tax effect was attributable to California and Alabama. The Company is not anticipating any significant new state income returns to be filed for 2025. Franchise taxes calculated are classified as an operational expense and not a component of the income tax provision.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$29,795	$22,465
Capital loss carryforward	7,020	6,922
Credits	2,966	2,446
Capitalized research costs	1,961	2,471
Stock based compensation - NQSO	1,667	558
Deferred lease liability	105	127
Accruals and reserves	229	221
Amortization and patent costs	432	453
Other	170	8
Gross deferred tax assets	44,345	35,671
Valuation allowance	(44,174)	(35,445)
Total deferred tax assets	171	226

Deferred tax liabilities:
Fixed assets	(67)	(76)
Lease ROU asset	(104)	(150)
Total deferred tax liabilities	(171)	(226)
Net deferred tax assets:	$—	$—
Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025 and 2024, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2025, was an increase of $8.7 million.
As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $106.8 million and $94.2 million, which will begin to expire in 2027 and 2026, respectively, with $82.8 million of our federal net operating loss carryforward lasting indefinitely.
As of December 31, 2025, the Company had federal and state research credit carryforwards of approximately $3.5 million and $0.4 million, respectively. The federal research credit carryforwards will begin to expire in 2026 while the California research credits carry forward have an indefinite life.
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
Rate Reconciliation
A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory income tax rate of 21% to pretax income after adoption of ASU 2023-09, for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025		2024
Federal tax at statutory rate	$(4,025)	21.0%	$(2,340)	21.0%
State income taxes	(1,309)	6.8%	(724)	6.5%
Foreign tax rate differential	3	—%	—	—%
Credits	(520)	2.7%	(1,109)	10.0%
Nondeductible items	(64)	0.3%	858	(7.7)%
Mark-to-Market	—	—%	1,930	(17.3)%
Unrealized warrant liability	(1,387)	7.2%	(3,618)	32.5%
Valuation allowance - Federal	5,323	(27.8)%	18,526	(166.3)%
Valuation allowance - State	3,406	(17.8)%	4,078	(36.6)%
Loss on sale of subsidiary	—	—%	(3,497)	31.4%
Other items	228	(1.2)%	47	(0.4)%
State change in estimates and apportionment	(1,637)	8.5%	(678)	6.1%
Acquired NOLs	—	—%	(10,353)	92.9%
Acquired capital loss	—	—%	(3,120)	28.0%
Total	$18	(0.10)%	$—	—%
Uncertain Tax Positions
The Company has established a reserve against its U.S. research and development credits, with no related accrued interest. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2024	$816
Increase in balance related to tax positions taken during current year	173
Balance at December 31, 2025	$989
As of December 31, 2025 and 2024, the balance of the gross unrecognized tax benefits was $1.0 million and $0.8 million, respectively, with no interest and penalties for both years. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
11. Commitments and Contingencies
Facilities and Equipment Lease Agreements
The Company leases its lab and office facilities in Huntsville, Alabama, for various terms under long-term, non-cancelable operating lease agreements. The leases expire on various dates from January 2028 through October 2028 and provide for renewal periods of two years.
The Company also leased laboratory equipment under a long-term, non-cancelable operating lease which expired in September 2024 and was subsequently replaced by a month-to-month cancellable agreement.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187	$214
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$—	$35
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$115	$—
Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	December 31,
	2025	2024
Weighted average remaining lease term
Operating lease	2.2 years	2.5 years
Finance leases	—	0.2 years

Weighted average discount rate
Operating lease	7.7%	6.7%
Finance leases	—%	6.7%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2025 (in thousands):

Operating Leases
Year ending December 31, 2026	$204
Year ending December 31, 2027	161
Year ending December 31, 2028	47
Total undiscounted lease payments	412
Less: imputed interest	(35)
Total lease obligations	377
Less: current portion	(181)
Long-term lease obligations	$196
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
Partnership with Enable
During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. In May 2024, the Company paid $2.0 million for a technology access fee, amortizing $1.3 million and $0.7 million in the years ended December 31, 2025, and 2024, respectively.
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
12. Net Loss Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented (in thousands), as follows:

	Year Ended December 31,
	2025	2024
Net loss per common share attributable to common stockholders, basic and diluted

NUMERATOR
Net loss	$(19,215)	$(11,207)
Less: net loss attributable to noncontrolling interest	33	66
Add: Cumulative undeclared Series A preferred stock dividends	(254)	—
Net loss attributable to Serina common stockholders	$(19,436)	$(11,141)
DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net loss per common share	10,190	7,359

Net loss per common share attributable to common stockholders, basic and diluted	$(1.91)	$(1.51)

For the year ended December 31, 2025 and 2024, the Company had a net loss. See the following table for all the potential dilutive instruments that were excluded from the calculation of diluted net loss per share (in thousands):

	December 31,
	2025	2024
Stock options	3,157	3,221
Warrants	2,973	1,997
Series A convertible preferred stock	1,022	—
Total anti-dilutive securities	7,152	5,218
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
The table below is a summary of the segment revenues, including significant segment expenses (in thousands):

	Year Ending December 31,
	2025	2024
Revenue	$130	$56
Less:
Research and development
Project specific (1)	6,234	2,962
Non-Project specific (2)	504	475
Compensation (3)	5,837	3,462
Infrastructure Management and Facilities	495	363
Depreciation	85	218
General and administrative
Professional and outside service fees (4)	4,171	3,341
Compensation (3)	6,339	4,468
Infrastructure Management and Facilities	487	339
Merger and Integration related	—	1,476
Total operating expenses	24,152	17,104
Loss from operations	$(24,022)	$(17,048)

(1) Research and development project specific expenses largely consist of costs incurred to develop the Company's lead product candidate, SER 252 (POZ-apomorphine) as well as expenses incurred to develop other small molecules, RNA-based therapeutics and antibody-based drug conjugates ("ADCs").
(2) Research and development non-project specific expenses mainly consists of laboratory expenses and fees paid to outside services.
(3) Compensation includes employee salary and fringe benefits, stock based compensation and compensation to independent contractors.
(4) General and administrative professional and outside service fees mainly consist of legal, accounting and audit, board, insurance, and SEC filing fees.
14. Subsequent Events

On March 17, 2026, the Company entered into definitive agreements for the private placement of the Company's common stock and pre-funded warrants, led by a member of the Company’s Board of Directors, at $2.25 per share. Each common stock and pre-funded warrant was accompanied by redeemable warrants to purchase a number of shares equal to 50% of the aggregate shares purchased at an exercise price of $5.00 per share. All warrants expire four years from the date of issuance and are callable by the Company upon the earlier of (i) 30 days following the dosing of the first patient in Cohort 2 of the SER‑252 Phase 1b SAD study, or (ii) September 30, 2026, and in each case subject to the Company’s share price exceeding $10.00 per share on the relevant date. Under the terms of the agreements, the initial funding provided for at least $15.0 million in gross proceeds, with one or more additional closings for aggregate gross proceeds of at least $5.0 million and up to $15.0 million to be funded within 20 days after the initial closing, subject to the satisfaction of customary closing conditions. As of March 23, 2026, the Company has received gross proceeds of $16.0 million. If fully funded and exercised in full, the redeemable warrants could provide additional gross proceeds of up to $33.3 million. In connection with the closing of the private placement, the Senior Unsecured Convertible Promissory Note previously entered by the Company on September 9, 2025, was amended to remove any further obligations to borrow or loan funds under the note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective as of December 31, 2025.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Previously Reported Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.
As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, we previously reported identification of material weaknesses due to a lack of internal controls, which primarily stemmed from our small workforce and limited resources prior to the Merger. We implemented a remediation plan that included the following:
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

As a result of these actions, we concluded that our material weaknesses were remediated on December 31, 2025, and our internal control over financial reporting was effective as of December 31, 2025.

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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed herewith or incorporated by reference:

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Canaria Transaction Corporation and Serina Therapeutics, Inc.	8-K	001-38519	2.1	8/30/2023

3.1	Amended and Restated Certificate of Incorporation of Serina Therapeutics, Inc.	8-K	001-38519	3.1	4/1/2024

3.2*	Amended and Restated Bylaws of Serina Therapeutics, Inc., as amended for SEC filing purposes only

3.3	Certificate of Designations, dated April 10, 2025.	8-K	001-38519	3.1	4/14/2025

3.4	Certificate of Correction, dated May 22, 2025.	8-K	001-38519	3.1	5/22/2025

4.1	Form of Warrant included in Warrant Agreement dated February 14, 2022.	8-K	001-38519	4.1	2/15/2022

4.2*	New Form of Warrant Agreement dated January 31, 2025.

4.3	Form of Warrant Agreement	8-K	001-38519	4.1	9/15/2025

10.1‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	8-K	001-38519	10.1	12/12/2022

10.42‡	Form of Indemnification Agreement for Officers and Directors	8-K	001-38519	10.4	4/1/2024

10.3‡	Director Compensation Policy	8-K	001-38519	10.5	4/1/2024

10.4‡	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-229432	99.1	1/30/2019

10.5‡	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement.	S-8	333-229432	99.2	1/30/2019

10.6‡	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement.	S-8	333-229432	99.3	1/30/2019

10.7‡	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement.	S-8	333-229432	99.4	1/30/2019

10.8‡	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement.	S-8	333-229432	99.5	1/30/2019

10.9‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-261997	99.1	1/4/2022

10.10‡	Serina Therapeutics Inc. 2024 Equity Incentive Plan.	8-K	001-38519	10.7	4/1/2024

10.11‡	Form of Stock Option Agreement	8-K	001-38519	10.8	4/1/2024

10.12‡	Executive Chairman Agreement, dated as of April 12, 2024, by and between Serina Therapeutics, Inc. and Balkrishan "Simba" Gill.	8-K	001-38519	10.1	4/17/2024

10.13‡	Employment Agreement, effective as of September 9, 2024, among Serina Therapeutics, Inc., Serina Therapeutics (AL), Inc. and Steve Ledger.	8-K	001-38519	10.1	9/12/2024

10.14‡	Employment Agreement, dated as of July 15, 2024, by and between Serina Therapeutics, Inc. and Srini Tenjarla.	10-Q	001-38519	10.2	11/12/2024

10.15‡	Confidential Consulting Agreement, dated as of May 31, 2024, by and between Serina Therapeutics, Inc. and FLG Partners, LLC	10-Q	001-38519	10.3	11/12/2024

10.16	Convertible Note, dated as of September 9, 2025, between Serina Therapeutics, Inc. and Gregory Bailey.	8-K	001-38519	10.1	9/15/2025

16.1	Letter of WithumSmith+Brown, PC to the Securities and Exchange Commission, dated May 3, 2024	8-K	001-38519	16.1	5/3/2024

19.1*	Serina Therapeutics, Inc. Insider Trading Policy	10-K	001-38519	19.1	3/24/2025

21.1*	List of Subsidiaries

23.1*	Consent of Frazier & Deeter, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

97.1*	Serina Therapeutics, Inc. Clawback Policy	10-K	001-38519	19.1	3/24/2025

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: March 25, 2026

SERINA THERAPEUTICS, INC.

By:	/s/ Steve Ledger
Steve Ledger Chief Executive Officer

Signature	Title	Date
/s/ Balkrishan (Simba) Gill	Executive Chairman of the Board of Directors	March 25, 2026
Balkrishan (Simba) Gill, Ph.D

/s/ Steve Ledger	Chief Executive Officer and Director	March 25, 2026
Steve Ledger	(Principal Executive Officer)

/s/ Gregory S. Curhan	Chief Financial Officer	March 25, 2026
Gregory S. Curhan	(Principal Financial and Accounting Officer)

/s/ Gregory H. Bailey	Director	March 25, 2026
Gregory H. Bailey, M.D.

/s/ Stephen Brannan	Director	March 25, 2026
Stephen Brannan, M.D.

/s/ Richard Marshall	Director	March 25, 2026
Richard Marshall, CBE, M.D., Ph.D.

/s/ Jay Venkatesan	Director	March 25, 2026
Jay Venkatesan, M.D.

/s/ Karen J. Wilson	Director	March 25, 2026
Karen J. Wilson