Form 10-K/A
period 2025-12-31
Serina Therapeutics, Inc.
filed 2026-03-27
CIK 1708599

Park

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Serina Therapeutics, Inc. (the “Company”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “Original 10-K”). Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, with respect to the calendar year ended December 31, 2025, to the Original 10-K (the “Auditor Consent”) inadvertently contained an incorrect version of the Auditor Consent. This Amendment is being filed to include the correct version of the Auditor Consent.

Accordingly, Exhibit 23.1 in Part IV, Item 15 of the Original 10-K has been amended and restated in its entirety to reflect this change. The Company is also providing new certifications from its principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, The Company has not modified or updated any disclosures contained in the Original 10-K. Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original 10-K and therefore continues to speak only as of the date of the Original 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed herewith or incorporated by reference:

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated August 29, 2023, by and among AgeX Therapeutics, Inc., Canaria Transaction Corporation and Serina Therapeutics, Inc.	8-K	001-38519	2.1	8/30/2023

3.1	Amended and Restated Certificate of Incorporation of Serina Therapeutics, Inc.	8-K	001-38519	3.1	4/1/2024

3.2	Amended and Restated Bylaws of Serina Therapeutics, Inc., as amended for SEC filing purposes only	10-K	001-38519	3.2	3/25/2026

3.3	Certificate of Designations, dated April 10, 2025.	8-K	001-38519	3.1	4/14/2025

3.4	Certificate of Correction, dated May 22, 2025.	8-K	001-38519	3.1	5/22/2025

4.1	Form of Warrant included in Warrant Agreement dated February 14, 2022.	8-K	001-38519	4.1	2/15/2022

4.2	New Form of Warrant Agreement dated January 31, 2025.	10-K	001-38519	4.2	3/25/2026

4.3	Form of Warrant Agreement	8-K	001-38519	4.1	9/15/2025

10.1‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan	8-K	001-38519	10.1	12/12/2022

10.42‡	Form of Indemnification Agreement for Officers and Directors	8-K	001-38519	10.4	4/1/2024

10.3‡	Director Compensation Policy	8-K	001-38519	10.5	4/1/2024

10.4‡	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-229432	99.1	1/30/2019

10.5‡	Form of AgeX Therapeutics, Inc. Employee Stock Option Agreement.	S-8	333-229432	99.2	1/30/2019

10.6‡	Form of AgeX Therapeutics, Inc. Non-Employee Director Stock Option Agreement.	S-8	333-229432	99.3	1/30/2019

10.7‡	Form of AgeX Therapeutics, Inc. Restricted Stock Agreement.	S-8	333-229432	99.4	1/30/2019

10.8‡	Form of AgeX Therapeutics, Inc. Restricted Stock Unit Agreement.	S-8	333-229432	99.5	1/30/2019

10.9‡	Amendment to AgeX Therapeutics, Inc. 2017 Equity Incentive Plan.	S-8	333-261997	99.1	1/4/2022

10.10‡	Serina Therapeutics Inc. 2024 Equity Incentive Plan.	8-K	001-38519	10.7	4/1/2024

10.11‡	Form of Stock Option Agreement	8-K	001-38519	10.8	4/1/2024

10.12‡	Executive Chairman Agreement, dated as of April 12, 2024, by and between Serina Therapeutics, Inc. and Balkrishan "Simba" Gill.	8-K	001-38519	10.1	4/17/2024

10.13‡	Employment Agreement, effective as of September 9, 2024, among Serina Therapeutics, Inc., Serina Therapeutics (AL), Inc. and Steve Ledger.	8-K	001-38519	10.1	9/12/2024

10.14‡	Employment Agreement, dated as of July 15, 2024, by and between Serina Therapeutics, Inc. and Srini Tenjarla.	10-Q	001-38519	10.2	11/12/2024

10.15‡	Confidential Consulting Agreement, dated as of May 31, 2024, by and between Serina Therapeutics, Inc. and FLG Partners, LLC	10-Q	001-38519	10.3	11/12/2024

10.16	Convertible Note, dated as of September 9, 2025, between Serina Therapeutics, Inc. and Gregory Bailey.	8-K	001-38519	10.1	9/15/2025

16.1	Letter of WithumSmith+Brown, PC to the Securities and Exchange Commission, dated May 3, 2024	8-K	001-38519	16.1	5/3/2024

19.1	Serina Therapeutics, Inc. Insider Trading Policy	10-K	001-38519	19.1	3/24/2025

21.1	List of Subsidiaries	10-K	001-38519	21.1	3/25/2026

23.1*	Consent of Frazier & Deeter, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

97.1	Serina Therapeutics, Inc. Clawback Policy	10-K	001-38519	19.1	3/24/2025

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: March 27, 2026

SERINA THERAPEUTICS, INC.

By:	/s/ Steve Ledger
Steve Ledger Chief Executive Officer

Signature	Title	Date
/s/ Balkrishan (Simba) Gill	Executive Chairman of the Board of Directors	March 27, 2026
Balkrishan (Simba) Gill, Ph.D

/s/ Steve Ledger	Chief Executive Officer and Director	March 27, 2026
Steve Ledger	(Principal Executive Officer)

/s/ Gregory S. Curhan	Chief Financial Officer	March 27, 2026
Gregory S. Curhan	(Principal Financial and Accounting Officer)

/s/ Gregory H. Bailey	Director	March 27, 2026
Gregory H. Bailey, M.D.

/s/ Stephen Brannan	Director	March 27, 2026
Stephen Brannan, M.D.

/s/ Richard Marshall	Director	March 27, 2026
Richard Marshall, CBE, M.D., Ph.D.

/s/ Jay Venkatesan	Director	March 27, 2026
Jay Venkatesan, M.D.

/s/ Karen J. Wilson	Director	March 27, 2026
Karen J. Wilson