Form 10-Q
period 2026-03-31
Serina Therapeutics, Inc.
filed 2026-05-14
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares common stock outstanding as of May 10, 2026 was 14,997,505, par value $0.0001 per share.

SERINA THERAPEUTICS, INC.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.
Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Financial Statements, under Risk Factors in this Report, those incorporated by reference in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026, as amended on March 27, 2026, and our other periodic reports and documents filed from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.
As used herein, otherwise stated or the context otherwise requires, references to “Serina,” the “Company,” “we,” “our,” “us” or similar terms refer to Serina Therapeutics, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,526	$3,056
Prepaid expenses and other current assets	1,948	3,024
Total current assets	26,474	6,080

Property and equipment, net	472	465
Right of use assets - operating leases	328	377
Other long-term prepaid assets	25	29
TOTAL ASSETS	$27,299	$6,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,827	$1,931
Accrued expenses	1,510	1,207
Warrant liability	—	88
Tranche liability	1,547	—
Other current liabilities	456	337
Total current liabilities	6,340	3,563

Warrant liability, non-current	162	283
Convertible Note, net	3,010	2,946
Operating lease liabilities, net of current portion	159	196
TOTAL LIABILITIES	9,671	6,988

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.0001 par value, 5,000 shares authorized; 965 issued and outstanding at March 31, 2026 and December 31, 2025; Liquidation preference of $5,000 at March 31, 2026 and December 31, 2025	4,940	4,940
Common stock, $0.0001 par value, 40,000 shares authorized; and 14,899 and 10,767 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	83,093	58,536
Accumulated other comprehensive loss	(8)	(14)
Accumulated deficit	(70,398)	(63,500)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	17,628	(37)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,299	$6,951
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2026	2025
OPERATING EXPENSES
Research and development	$3,199	$2,951
General and administrative	3,081	2,907
Total operating expenses	6,280	5,858

OTHER (EXPENSE) INCOME, NET
Interest expense	(189)	—
Change in fair value of warrants	104	989
Change in fair value of tranche liability	1,030	—
Loss on extinguishment of financial commitment assets and contingent warrants, net	(1,616)	—
Other income, net	60	47
Total other (expense) income, net	(611)	1,036

Loss before income tax	(6,891)	(4,822)
Provision for income taxes	(7)	—
NET LOSS	(6,898)	(4,822)
Net loss attributable to noncontrolling interest	—	9
NET LOSS ATTRIBUTABLE TO SERINA	$(6,898)	$(4,813)

NET LOSS ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS	$(6,935)	$(4,813)

NET LOSS ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.58)	$(0.49)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,047	9,756
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended March 31,
	2026	2025
NET LOSS	$(6,898)	$(4,822)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	6	—
COMPREHENSIVE LOSS	(6,892)	(4,822)
Net loss attributable to noncontrolling interest	—	9
COMPREHENSIVE LOSS ATTRIBUTABLE TO SERINA	$(6,892)	$(4,813)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2025	965	$4,940	10,767	$1	$58,536	$(14)	$(63,500)	$(37)
Issuance of common stock upon exercise of stock options	—	—	138	—	8	—	—	8
Issuance of common stock under At The Market sales agreement, net of issuance costs of $234	—	—	3,109	—	10,169	—	—	10,169
Issuance of common stock and warrants in connection with private placement, net of issuance cost of $120 and tranche liability of $3,282	—	—	422	—	11,598	—	—	11,598
Issuance of common stock and warrants in connection with private placement and reclassification of tranche liability of $705	—	—	444	—	1,705	—	—	1,705
Issuance of common stock for Series A Convertible Preferred stock dividends	—	—	19	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,077	—	—	1,077
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(6,898)	(6,898)
BALANCE AT MARCH 31, 2026	965	$4,940	14,899	$1	$83,093	$(8)	$(70,398)	$17,628
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital			Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2024	9,422	$1	$44,958	$(44,318)	$(133)	$508
Issuance of common stock upon exercise of stock options	10	—	1	—	—	1
Issuance of common stock to Juvenescence, net of issuance costs	500	—	4,916	—	—	4,916
Stock-based compensation	—	—	956	—	—	956
Net loss	—	—	—	(4,813)	(9)	(4,822)
BALANCE AT MARCH 31, 2025	9,932	$1	$50,831	$(49,131)	$(142)	$1,559

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(6,898)	$(4,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	17
Non-cash lease expense	56	61
Non-cash interest expense	125	—
Amortization of debt issuance costs	64	—
Stock-based compensation	1,077	956
Change in fair value of liability classified instruments	(1,134)	(989)
Loss on extinguishment of financial commitment assets and contingent warrants, net	1,616	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(500)	458
Accounts payable	896	441
Accrued expenses	162	(388)
Other current liabilities	6	—
Operating lease liabilities	(56)	(56)
Net cash used in operating activities	(4,568)	(4,322)

INVESTING ACTIVITIES:
Purchase of equipment	(25)	—
Net cash used in investing activities	(25)	—

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	8	1
Proceeds from Juvenescence stock purchase, net of issuance costs	—	4,916
Proceeds from issuance of common stock under at-the-market sales agreement, net	10,169	—
Proceeds from issuance of common stock and warrants in connection with private placement, net	15,880	—
Net cash provided by financing activities	26,057	4,917
Effect of foreign currency on cash	6	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,470	595

CASH AND CASH EQUIVALENTS:
At beginning of the period	3,056	3,672
At end of the period	$24,526	$4,267

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of Tranche Liability	$3,282	$—
Settlement of Tranche Liability	$705	$—
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
1. Organization, Business Overview and Liquidity
Serina Therapeutics, Inc. was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. (“AgeX”) completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX, Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.”. Unless otherwise stated or the context otherwise requires, together with its subsidiaries, "Serina" or (the "Company").
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
The Company recognized a net loss of $6.9 million for the three months ended March 31, 2026. The Company used $4.6 million in net cash from operating activities for the period ended March 31, 2026, and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.
Management believes that its cash and cash equivalents of $24.5 million as of March 31, 2026, along with the $5.2 million of cash proceeds received in April 2026 from the March 2026 PIPE (defined below), are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these unaudited condensed consolidated interim financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The unaudited condensed consolidated balance sheet as of March 31, 2026 and the unaudited condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2026, and 2025 and condensed consolidated statements of cash flows for the three months ended March 31, 2026, and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 in the Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended on March 27, 2026.
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
Principles of consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. The Company established Serina Therapeutics Australia Pty Ltd on July 2, 2025, for the purpose of conducting clinical research activities in Australia. For consolidated entities where the Company has less than 100% of ownership, the Company records net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity (deficit) on the Company’s consolidated balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.
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
NeuroAirmid Therapeutics, Inc. ("NeuroAirmid") was jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. Until November 2025, the Company owned 47.5% of the outstanding capital stock of NeuroAirmid. The Company consolidated NeuroAirmid despite not having majority ownership interest as it had the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On October 28, 2025, a special committee of the Board of Directors approved the Company entering into a stock redemption agreement whereby NeuroAirmid redeemed the shares of NeuroAirmid capital stock held by the Company in exchange for the right to receive 5% of the net revenues recognized by NeuroAirmid in connection with the sale, lease, license, transfer, distribution or use of any products, assets or services of NeuroAirmid developed or commercialized for the purpose of treating Huntington's Disease (the "NeuroAirmid Transaction"). The NeuroAirmid Transaction was completed on November 25, 2025 and NeuroAirmid was subsequently deconsolidated with an immaterial impact on the Company's financial statements.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (ii) the reported amounts of revenues and expenses during the reporting period, in each case with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to assumptions used to value stock-based awards, liability classified warrants and tranche liability. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity (deficit) accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using an average exchange rate during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the functional currency are included in earnings as incurred.
Tranche liability
Commitments to issue common stock and warrants in connection with future equity financings are accounted for as outstanding contingently issuable instruments. The contingently issuable instruments are evaluated to determine if they are freestanding and their classification as equity or liability instruments. The Company determined that the contingently issuable instruments are liability classified due to settlement provisions that preclude equity classification. The Company recognizes a tranche liability for these contingently issuable instruments (the “Tranche Liability”) at fair value upon issuance. This Tranche Liability will be remeasured to fair value each reporting period until settled or expired, with a charge or credit to the condensed consolidated statement of operations and comprehensive loss. Refer to Note 6, Stockholders' Equity (Deficit) for details.
Concentration of credit risk and other risks and uncertainties
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash equivalents. The Company maintains its cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions and may at times hold investments at Securities Investor Protection Corporation (“SIPC”) insured broker-dealers. The Company is exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments to the extent recorded on the balance sheet.

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
In April 2026, the FASB issued ASU 2026-01-Equity (Topic 505), Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this ASU clarify how issuers initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those fiscal years, with early adoption permitted on either a prospective or modified retrospective basis. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
3. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Financial commitment assets	$—	$1,721
Prepaid research and development services	549	585
Prepaid insurance	595	182
Other prepaid expenses	471	227
Other current assets	333	309
Total prepaid expenses and other current assets	$1,948	$3,024

Property and equipment, net
Property and equipment, net was as follows (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$905	$881
Computers and software	113	112
Total property and equipment, gross	1,018	993
Less: accumulated depreciation and amortization	(546)	(528)
Total property and equipment, net	$472	$465
Depreciation and amortization of property and equipment for the three months ended March 31, 2026 and 2025 were not material.
Accrued expenses
Accrued expenses were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Research program and services	$285	$231
Accrued compensation	875	812
Other accrued expenses	350	164
Total accrued expenses	$1,510	$1,207
Other current liabilities
As of March 31, 2026, other current liabilities included $0.3 million of accrued interest and $0.2 million of current operating lease liabilities. As of December 31, 2025, other current liabilities included $0.1 million of accrued interest and $0.2 million of current operating lease liabilities.
4. Related Party Transactions
Common stock warrants
The Company had previously issued to Juvenescence warrants to purchase 129,593 shares of common stock at prices ranging from $20.75 to $25.85. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. As of March 31, 2026, 108,086 warrants expired leaving 21,507 remaining. See Note 6, Stockholders’ Equity (Deficit), for details.
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement with related parties for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. See Note 6, Stockholders' Equity (Deficit).
2025 Convertible Note and warrants
On September 9, 2025, the Company entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of the Company’s Board of Directors, providing for aggregate borrowing of up to $20 million in five tranches tied to certain clinical and operational milestones.

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

The 2025 Convertible Note is convertible, at the option of the holder, into shares of the Company's common stock, at any time until the maturity date at a conversion price of $5.18 per share. The conversion price is subject to standard anti-dilution adjustments.

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

Under the 2025 Convertible Note, the Company also issued warrants ("Contingent Warrants") for the purchase of shares of the Company's Common Stock on each funding date in an amount equal to 100% of the number of shares issuable upon conversion of the funds. See Note 6, Stockholders’ Equity (Deficit), for terms regarding these warrants.

While the Contingent Warrants are not legally issued until the Company draws down on the associated tranches of the 2025 Convertible Note, they are considered to be issued for accounting purposes. As no amounts were drawn as of the effective date of the 2025 Convertible Note agreement, the Contingent Warrants were recorded as Financial Commitment Assets (“FCAs”), corresponding to each of the five 2025 Convertible Note tranches, at the initial fair value of the Contingent Warrants of $3.7 million, in prepaid expenses and other current assets in the condensed consolidated balance sheet. The Company determined that the Contingent Warrants were liability classified as the number of shares underlying the warrants was variable (see Note 5, Fair Value measurements and Note 6, Stockholders' Equity (Deficit)).

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

The Company determined that the First Tranche included a compound embedded derivative related to mandatory redemption features in the event of certain liquidity events or change of control of the Company and contingent interest upon an event of default feature. The fair value of the compound embedded derivative is not material and has not been separately recognized on the condensed consolidated balance sheets.

As a condition to the initial closing of the March 2026 PIPE (defined below), the Company and the holders of its 2025 Convertible Note, entered into an amendment of such note, effective upon the initial closing, removing any further obligations to borrow or loan funds under the 2025 Convertible Note, other than those related to the outstanding First Tranche loan. In connection with the amendment, the Company remeasured the remaining related contingent warrant liability to fair value immediately prior to extinguishment. The Company derecognized the contingent warrant liability and related undrawn FCA. The net impact was recognized as a loss on extinguishment of financial commitment and contingent warrants in the unaudited condensed consolidated statements of operations.

March 2026 Securities Purchase
On March 17, 2026, the Company entered into the March 2026 securities purchase agreement (the “March 2026 PIPE”) with a lead investor who is a member of the Company’s Board of Directors and is a lender in the 2025 Convertible Note. In connection with the initial closing of the March 2026 PIPE (“Tranche A”), the member of the Board of Directors purchased 5.3 million pre-funded warrants and 2.7 million redeemable warrants for an aggregate purchase price of approximately $12.0 million.
5. Fair Value Measurements
Warrant Liabilities
The Company classifies the Merger Warrants and Contingent Warrants (as defined in Note 4, Related Party Transactions and Note 6, Stockholders' Equity (Deficit)) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of these warrant liabilities recognized during the three months ended March 31, 2026 and 2025 amounted to a $0.1 million and a $1.0 million gain, respectively. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) when the conditions for equity classification are met, at which time the warrant liabilities will be derecognized. In July 2025, the remaining unexercised Post-Merger Warrants and the corresponding Incentive Warrants expired, resulting in a gain of $0.7 million. In September 2025, in connection with the First Tranche drawdown of the 2025 Convertible Note, the Contingent Warrant related to the First Tranche met equity classification criteria and was remeasured at its estimated fair value of $2.0 million and reclassified to additional paid-in capital. In March 2026, in connection with the March 2026 PIPE, the Company remeasured the remaining Contingent Warrant liability to fair value immediately prior to extinguishment, resulting in a gain of $0.1 million. See Note 6, Stockholders' Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of the Merger Warrant and Contingent Warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 and 2025 (in thousands):

	Merger Warrants	Contingent Warrants	Total
Balance as of December 31, 2025	$283	$88	$371
Change in fair value	(121)	17	(104)
Extinguishment	—	(105)	(105)
Balance as of March 31, 2026	$162	$—	$162

Balance as of December 31, 2024	$3,582	$—	$3,582
Change in fair value	(989)	—	(989)
Balance as of March 31, 2025	$2,593	$—	$2,593
The Company estimates the fair value of these warrants using the Black-Scholes-Merton option pricing model with the following assumptions at the reporting date:

	As of March 31,
	2026	2025
Expected volatility	86.1% - 94.3%	74.3% - 85.5%
Expected term (in years)	0.5 - 2.0	0.3 - 3.0
Risk-free interest rate	3.7% - 3.8%	3.9% - 4.3%
Expected dividend yield	0.00%	0.00%
Expected volatility is estimated using the historical volatilities of comparable publicly traded companies over a period equal to the expected term of the warrants if the Company does not have sufficient trading history. The Company estimates the expected term using time to expiration of the warrant. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to or approximating the expected term of the warrant.
Tranche Liability
The Company recognized a Tranche Liability for its contingently issuable common shares, pre-funded warrants and redeemable warrants. The Tranche Liability is remeasured to fair value at each reporting period, with changes in fair value recognized as the change in fair value of tranche liability within the unaudited condensed consolidated statements of operations. The Company will adjust the Tranche Liability for changes in fair value until the earlier of a) the exercise or expiration of the Tranche Liability or b) when the conditions for equity classification are met. See Note 6, Stockholders' Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of Tranche Liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 (in thousands):

Tranche liability
Balance as of December 31, 2025	$—
Fair value at inception	3,282
Change in fair value	(1,030)
Settlement of Tranche Liability	(705)
Balance as of March 31, 2026	$1,547

The Company estimates the fair value of the Tranche Liability using an option pricing model, that considers the probability of issuance of the instruments, and for the contingently issuable redeemable warrants, the probability of exercise of the redemption call option is factored into the expected term. The Company estimated the fair value of the Tranche Liability with the following assumptions during the three months ended:

	March 31, 2026
	Pre-Funded Warrants and Common Stock	Redeemable Warrants
Expected volatility	85.81% - 107.41%	95.70% - 99.13%
Expected term (in years)	0.1	2.0 - 2.3
Risk-free interest rate	3.72%	3.78% - 3.87%
Expected dividend yield	0.00%	0.00%

6. Stockholders’ Equity (Deficit)
March 2026 Securities Purchase Agreement
On March 17, 2026, the Company entered into the March 2026 PIPE with certain investors, pursuant to which the Company agreed to issue and sell, in a private placement, shares of its common stock, par value $0.0001 per share, pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) and redeemable warrants to purchase shares of common stock (the “Redeemable Warrants”, and collectively, the “Securities”). The purchase price for the Securities in the March 2026 PIPE was $2.25 per share of common stock (or $2.2499 per Pre-Funded Warrant, reflecting a $0.0001 exercise price).
The Pre-Funded Warrants were issued in lieu of common stock to certain investors to satisfy applicable beneficial ownership and stockholder approval requirements. The Pre-Funded Warrants are exercisable for shares of common stock at an exercise price of $0.0001 per share, subject to certain adjustments. The Pre-Funded Warrants become exercisable on the later of the date stockholder approval is obtained, or determined to not be required, and will remain outstanding and exercisable until exercised in full.
Each investor will also receive a Redeemable Warrant to purchase a number of shares of common stock equal to 50% of the common shares or Pre-Funded Warrants purchased in the March 2026 PIPE. The Redeemable Warrants have an exercise price of $5.00 per share, subject to certain adjustments. The Redeemable Warrants also become exercisable on the later of the date stockholder approval is obtained, or determined to not be required, and have a four-year term. The Company has the right to call the Redeemable Warrants, in whole or in part, for redemption at a price of $0.01 per underlying share of common stock at any time that the closing price of the Company's common stock equals or exceeds $10.00 per share, subject to adjustment, following the earlier of (i) 30 days after the dosing of the first patient in Cohort 2 of the Company’s SER-252 Phase 1b single-ascending dose (SAD) clinical study or (ii) September 30, 2026. Holders will have 30 days from the Company's exercise of the call option to exercise the Redeemable Warrants prior to redemption.
The Pre-Funded Warrants and Redeemable Warrants both also contain customary beneficial ownership limitations and customary anti-dilution adjustments. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Redeemable Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock.

The March 2026 PIPE provided that at the initial closing on or before March 20, 2026, investors would purchase at least an aggregate of $15.0 million of Securities under Tranche A. Investors were also given the right for one or more additional closings of up to an aggregate of $15.0 million under Tranche B (“Tranche B”), with an obligation for investors to purchase at least an aggregate $5.0 million of Securities under Tranche B within 20 days after the closing of Tranche A, with the lead investor obligated to backstop such amount, subject to syndication. Any additional amounts purchased under Tranche B above the $5.0 million were required to be funded within a subsequent 20-day period.

On March 19 and 20, 2026, the investors funded the full $15.0 million of the first closing, and the Company issued 0.4 million shares of common stock, 6.2 million Pre-Funded Warrants and 3.3 million Redeemable Warrants. On March 23, 2026, the Company completed the first closing of Tranche B and issued 0.4 million shares of common stock and 0.2 million Redeemable Warrants for gross proceeds of approximately $1.0 million.

In connection with the March 2026 PIPE, the Company entered into a Registration Rights Agreement with the investors pursuant to which the Company agreed to file a registration statement covering the resale of the registrable securities no later than the 45th calendar day following the date on which at least $20.0 million of Securities have been sold, and to cause such registration statement to be declared effective as promptly as practicable thereafter.

The Company concluded that the common stock, Pre-Funded Warrants and Redeemable Warrants issued in the Tranche A closing met the conditions for equity classification and, accordingly, were recorded in additional paid-in capital on issuance. The Company determined that the commitment to issue common stock, Pre-Funded Warrants and Redeemable Warrants under Tranche B is liability classified, since the number of Securities issuable varies based on the number of Securities ultimately purchased by investors. The Company recognized a Tranche Liability at fair value for these contingently issuable instruments, which will be remeasured to fair value each reporting period until settlement or expiration, with a charge or credit to change in fair value of tranche liability in the condensed consolidated statement of operations. The remaining proceeds were allocated to the Securities issued in Tranche A and recorded in additional paid-in capital.

Upon issuance of the common stock and Redeemable Warrants under Tranche B on March 23, 2026, the Company concluded that these instruments met the conditions for equity classification as the shares underlying these instruments became fixed. Accordingly, the Company remeasured to fair value the portion of the Tranche Liability related to the instruments issued and reclassified the balance to additional paid-in capital.

As a condition to the initial closing, the Company and the holders of its 2025 Convertible Note, entered into an amendment of such note, effective upon the initial closing, removing any further obligations to borrow or loan funds under the Note. See Note 4, Related Party Transactions.
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. The Series A Preferred Stock earns cumulative dividends at a rate of 8% per annum that are declared annually beginning on March 31, 2026, and paid in shares of the Company's common stock ("PIK Shares"). As of March 31, 2026, 75,528 accrued dividend shares were declared and issued. The Series A Preferred Stock ranks pari passu with parity stock and senior to junior stock and other indebtedness, with automatic and optional conversion rights. The Series A Preferred Stock is not redeemable.

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

In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock are entitled to receive payment based on the greater of issuance price or the per share consideration paid to common stockholders in the liquidation as if the Series A Preferred Stock had been converted into common stock prior to the liquidation event. After payment of the full liquidation preference of Series A Preferred Stock, distributions by the Company shall be distributed with equal priority among holders of the Series A Preferred Stock and common stock, with Series A Preferred Stock being treated on an as converted basis, including payment for accrued but unpaid dividends. As of March 31, 2026 and December 31, 2025, the liquidation preference was $5.0 million.
Merger Warrants
On March 19, 2024, the Company issued to each holder of AgeX common stock as of the dividend record date, March 18, 2024, three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder. Prior to their expiration on July 31, 2025, each Post-Merger Warrant was exercisable for one “Unit” at a price equal to $13.20 per Unit. Each Unit consisted of (i) one share of the Company's common stock and (ii) one warrant (“Incentive Warrant”). Each Incentive Warrant is exercisable for one share of the Company's common stock at an exercise price of $18.00 per warrant and will expire four-years after the closing date of the Merger. In 2025, 65 Post-Merger Warrants were exercised. Upon the exercise, the holders received 65 shares of the Company's common stock, and were issued 65 Incentive Warrants to purchase an additional 65 shares of the Company's common stock with an exercise price of $18.00 per share expiring on March 26, 2028. In July 2025, 366,626 Post-Merger warrants and the corresponding Incentive warrants expired, resulting in a gain on warrants expiration of $0.7 million. As of March 31, 2026, there were no Post-Merger Warrants remaining and 377,930 Incentive Warrants issued and outstanding. The Company classified the Post-Merger Warrants and the Incentive Warrants as liabilities. See Note 5, Fair Value Measurements, regarding accounting for warrant liabilities.
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
As of March 31, 2026, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants. The Company classifies the Incentive and Replacement Incentive Warrants as liabilities. See Note 5, Fair Value Measurements, regarding accounting for warrant liabilities.
Contingent Warrants
On September 9, 2025, in connection with the 2025 Convertible Note, the Company agreed to issue to the lender the Contingent Warrants exercisable into an aggregate of up to 3,861,004 shares of the Company's common stock. The number of shares is determined based on 100% of the number of shares issuable upon conversion of respective tranche drawn down under the 2025 Convertible Note. The Contingent Warrants have an exercise price equal to $5.44 per share and expire on the earlier of sixty days following the achievement of Milestone 5 or September 30, 2026, unless stockholder approval has not been obtained. See Note 4, Related Party Transactions, for a discussion of the impact of recent FDA communication on the clinical study and achievement of Milestones.
As the number of shares underlying each Contingent Warrant is not fixed and varies depending on the amount drawn under each tranche of the 2025 Convertible Note, the Contingent Warrants did not meet equity classification criteria and are recorded as liabilities. The warrant liability is remeasured to fair value each reporting period until settlement or until equity classification criteria are met. See Note 5, Fair Value Measurements.
In September 2025, upon the Company's draw down of the First Tranche of the 2025 Convertible Note, the number of shares underlying the First Tranche Contingent Warrants became fixed at 965,251 shares and equity classification criteria were met. Therefore, the Company remeasured the warrant liability related to the first tranche Contingent Warrants to the fair value of $2.0 million, and reclassified the first tranche Contingent Warrants from liabilities to additional paid-in capital.
Former AgeX Warrants
As of March 31, 2026, there were 21,507 warrants issued and outstanding at a exercise price of $23.25 and expiration date of April 3, 2026. In the three months ended March 31, 2026, 32,472 Former AgeX warrants expired. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. On March 26, 2024, as per the terms of the Side Letter executed concurrently with the Merger Agreement on August 29, 2023, all “out of the money” AgeX warrants were canceled. The number of shares of common stock issuable upon exercise of the remaining “in the money warrants” and the exercise prices of those warrants were adjusted for the reverse stock split ratio of 1 for 35.17.
At-the-Market Offerings
On April 25, 2025, the Company entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of March 31, 2026, the Company has sold 3.6 million shares of its common stock, resulting in gross proceeds of $13.2 million.
7. Stock-Based Awards
Equity Incentive Plan Awards
Serina 2024 Inducement Equity Plan
On August 15, 2024, the Company’s Board of Directors adopted the 2024 Inducement Equity Plan, (the “2024 Inducement Plan”). Under the 2024 Inducement Plan, the Company has reserved 1,000,000 shares of its common stock for the grant to new employees or non-employee directors of stock options, stock appreciation rights (“SARs”), sale of restricted stock units (“RSUs”), or other securities as approved by its Board of Directors or the Compensation Committee. As of March 31, 2026, 877,750 stock options remain available for issuance under the 2024 Inducement Equity Plan.
Serina 2024 Equity Incentive Plan
On March 27, 2024, the Company’s Board of Directors adopted the 2024 Equity Incentive Plan, (the “2024 Incentive Plan”). Under the 2024 Incentive Plan, the Company has reserved 2,675,000 shares of its common stock for the grant to employees, directors, and consultants of stock options, SARs, RSUs, or other securities as approved by its Board of Directors or the Compensation Committee. Pursuant to the 2026 Evergreen Increase, on January 1, 2026, 535,478 additional shares of common stock were added to the Share Reserve, for a total of 3,210,478 shares of common stock reserved for issuance under the 2024 Incentive Plan. As of March 31, 2026, 840,007 shares remain available for issuance under the 2024 Equity Incentive Plan.
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
Serina 2017 Equity Incentive Plan
Under the Serina 2017 Equity Incentive Plan, as amended (the “2017 Incentive Plan” and formerly the AgeX 2017 Equity Incentive Plan), the Company has reserved 241,683 shares of common stock for the grant of stock options or the sale of Restricted Stock or for the settlement of RSUs. Pursuant to the Merger Agreement, no stock options or RSUs under the 2017 Equity Incentive Plan shall be granted.
A summary of stock option activity under all plans and related information was as follows (in thousands, except weighted average exercise price):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	3,157	$5.18	7.0	$2,282
Granted	563	$2.76
Exercised	(138)	$0.06		$360
Balance at March 31, 2026	3,582	$5.00	7.4	$2,055
Options exercisable at March 31, 2026	1,845	$3.85	6.0	$2,055
Stock-based Compensation Expense
During the three months ended March 31, 2026, the Company granted stock options to purchase 0.6 million shares of common stock to certain employees, the Board and consultants under the 2024 Equity Incentive Plan, with a weighted average grant date fair value of $2.20 per share. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.1 million, respectively. Total unrecognized compensation cost related to unvested stock option grants of $7.8 million as of March 31, 2026 is expected to be recognized over a period of 2.3 years.

Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$301	$208
General and administrative	776	748
Total stock-based compensation expense	$1,077	$956
8. Profit Sharing Plan
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
Employer contributions, if any, may include matching contributions and profit sharing contributions, both of which are made on a discretionary basis and are subject to service and employment requirements. Employer matching contributions and employer profit sharing contributions vest based on a graded vesting schedule. The Company made no discretionary employer matching or employer profit sharing contributions for the three months ended March 31, 2026 or 2025.
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
The Company reports income tax related interest and penalties within its provision for income tax in its condensed consolidated statements of operations. Similarly, the Company reports the reversal of income tax-related interest and penalties within its provision for income tax line item to the extent the Company resolves its liabilities for uncertain tax positions in a manner favorable to its accruals. During the three months ended March 31, 2026 and 2025, the Company did not record unrecognized tax benefits.
10. Commitments and Contingencies
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$56
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Supplemental balance sheet information related to leases was as follows (in thousands other than weighted average remaining lease term and discount rates):

	March 31, 2026	December 31, 2025
Weighted average remaining lease term
Operating lease	2.0 years	2.2 years

Weighted average discount rate
Operating lease	7.7%	7.7%
The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2026 (in thousands):

Operating Leases
Nine months ending December 31, 2026	$147
Year ending December 31, 2027	161
Year ending December 31, 2028	43
Total undiscounted lease payments	351
Less: imputed interest	(24)
Total lease obligations	327
Less: current portion	(168)
Long-term lease obligations	$159
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
Tax Filings
The Company's tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the unaudited condensed consolidated financial statements.

Employment Contracts
The Company has entered into employment contracts with certain executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and involuntary terminations.
Partnership with Enable
During May 2024, the Company entered into a partnership with Enable Injections, Inc. (“Enable”), a healthcare innovation company developing and manufacturing the enFuse® wearable drug delivery to develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuse for the treatment of Parkinson’s disease. The Company will develop and commercialize SER-252 (POZ-apomorphine) in combination with enFuseTM for the treatment of Parkinson’s disease. The enFuseTM wearable technology from Enable is designed to overcome both IV infusion and other subcutaneous administration method shortcomings through fast, simple, and convenient delivery, benefiting patients, providers, as well as payers, with the ability for at home self-administration. In May 2024, the Company paid $2.0 million for a technology access fee, which was fully amortized in December 2025.
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
11. Net Loss Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented (in thousands) as follows:

	Three months ended March 31,
	2026	2025
Net loss per common share attributable to common stockholders, basic and diluted

NUMERATOR
Net loss	$(6,898)	$(4,822)
Less: Net loss attributable to noncontrolling interest	—	9
Add: Cumulative Series A preferred stock dividends	(37)	—
Net loss attributable to Serina common stockholders	$(6,935)	$(4,813)

DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net loss per common share	12,047	9,756

Net loss per common share attributable to common stockholders, basic and diluted	$(0.58)	$(0.49)

For each of the three months ended March 31, 2026 and 2025, the Company had net losses. See the following table for all the potential dilutive instruments that were excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended March 31,
	2026	2025
Stock options	3,582	3,306
Warrants	11,922	1,997
Series A convertible preferred stock	965	—
2025 Convertible Note	965	—
Total anti-dilutive securities	17,434	5,303
Note 12 – Segment Reporting
The Company has one reportable segment relating to the research and development of its POZ platform.

The Company’s CODM, its Chief Executive Officer and the senior executive leadership team manage the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses by specific categories to make informed decisions.

The table below is a summary of the significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development
Project specific (1)	$1,405	$1,540
Non-Project specific (2)	65	69
Compensation (3)	1,567	1,211
Infrastructure management and facilities	144	109
Depreciation	18	22
General and administrative
Professional and outside service fees (4)	1,315	1,214
Compensation (3)	1,616	1,611
Infrastructure management and facilities	150	82
Total operating expenses	6,280	5,858
Loss from operations	$(6,280)	$(5,858)
(1) Research and development project specific expenses largely consist of costs incurred to develop the Company's lead product candidate, SER 252 (POZ-apomorphine) as well as expenses incurred to develop other small molecules, RNA-based therapeutics and antibody-based drug conjugates ("ADCs").
(2) Research and development non-project specific expenses mainly consist of laboratory expenses and fees paid to outside services.
(3) Compensation includes employee salary and fringe benefits, stock-based compensation and compensation to independent contractors.
(4) General and administrative professional and outside service fees mainly consist of legal, accounting and audit, board, insurance, and SEC filing fees.
Note 13 – Subsequent Events
In April 2026, the Company completed a second closing of Tranche B under the March 2026 PIPE and issued 0.1 million shares of common stock, 2.2 million Pre-Funded Warrants and 1.2 million Redeemable Warrants for gross proceeds of $5.2 million. The remaining $8.8 million of Securities available under Tranche B expired unexercised in April 2026.
Upon closing, total gross proceeds received under the March 2026 PIPE were $21.2 million. The closing also satisfied the requirements for the automatic conversion of all outstanding shares of the Series A Preferred Stock and any accrued but unissued PIK Shares into shares of the Company's common stock. The conversion price of the Series A Preferred Stock was also automatically adjusted to $2.25 per share from $5.18 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements for the years ended December 31, 2025 and 2024 in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026, as amended on March 27, 2026. Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Forward-Looking Statements,” above. Forward‑looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A.

All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.
Overview
We are a clinical-stage biotechnology company developing a pipeline of wholly owned drug product candidates to treat neurological diseases and other indications. Our POZ platform provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics and antibody-based drug conjugates (“ADCs”). Our proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline). Our POZ technology is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs. The therapeutic agents in our product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic profiles that can include toxicity, side effects and short half-life. We believe that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood.

The following discussion should be read in conjunction with Note 1 to our unaudited condensed consolidated interim financial statements and the related notes included in Item 1 of this Report.

Since inception our operations have been financed primarily by aggregate net proceeds from the issuance of common stock, private placements, convertible preferred stock, convertible notes, warrant exercises and our at-the-market ("ATM") program. Since our inception in 2006, we have had significant operating losses. Our operating loss was $6.3 million and $5.9 million for three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $70.4 million and $24.5 million in cash and cash equivalents.

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

•advance our lead product candidate, SER-252 through Phase I clinical trials;
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
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Other than noted below, management believes that there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 25, 2026, as amended on March 27, 2026.
Tranche Liability
Commitments to issue common stock and warrants in connection with future equity financings are accounted for as outstanding contingently issuable instruments. The contingently issuable instruments are evaluated to determine if they are freestanding and their classification as equity or liability instruments. We have determined the accounting classification of the contingently issuable instruments, as either liability or equity, by first assessing whether they meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, instruments are considered liability classified if they are mandatorily redeemable, thereby obligating us to settle the instrument or the underlying shares by paying cash or other assets, or instruments that must or may require settlement by issuing a variable number of shares. If the contingently issuable instruments do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the instruments do not require liability classification under ASC 815-40, and in order to conclude equity classification, we also assesses whether they are indexed to our common stock and whether they are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, we conclude whether the instruments are classified as liability or equity. Liability classified contingently issuable instruments are recorded as a tranche liability at fair value upon issuance and subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Equity classified contingently issuable instruments are recorded at fair value upon issuance and are not subsequently remeasured.
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
•data from our clinical programs that support an acceptable risk benefit profile of our product candidates in the intended patient populations; acceptance by the U.S. Food and Drug Administration (the “FDA”) or other applicable regulatory agencies of the Investigational New Drug (“IND”) applications, clinical trial applications and/or other regulatory filings for SER-252 and other product candidates;
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
We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing SER-252 and our other product candidates, through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.
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
Other (Expense) Income, net
Our other (expenses) income are comprised of interest income on our cash equivalents, changes in fair value of our liability-classified instruments (convertible notes, warrants, and tranche liability), gains/(losses) from extinguishment of such liabilities, interest accrued from the convertible notes and foreign currency transaction gains/(losses).
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The table presented below shows our operating expenses for the periods presented (in thousands):

	Three months ended March 31,		$ Increase/ (Decrease)
	2026	2025
OPERATING EXPENSES
Research and development expenses	$3,199	$2,951	$248
General and administrative expenses	3,081	2,907	174
Total operating expenses	6,280	5,858	422

Total other (expense) income, net	(611)	1,036	(1,647)
Provision for income taxes	(7)	—	(7)

NET LOSS	$(6,898)	$(4,822)	$(2,076)
Research and Development Expenses
Research and development expenses were $3.2 million for the three months ended March 31, 2026, compared to $3.0 million for the same period in 2025. The increase of $0.2 million was primarily due to increases of $0.4 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount and $0.1 million increased spend in clinical related activities. These increases were primarily offset by decrease in amortization of $0.3 million for a prepaid technology access fee that was fully amortized in 2025.
General and Administrative Expenses
General and administrative expenses were $3.1 million for the three months ended March 31, 2026, compared to $2.9 million for the same period in 2025. The increase of $0.2 million was primarily driven by a $0.1 million increase in compensation expense, a $0.1 million increase in investor outreach activities and $0.1 million in miscellaneous expense amounts that were individually insignificant. These increases were primarily offset by a decrease of $0.1 million in consultant expenses.
Other (Expense) Income, Net
Other expense was $0.6 million for the three months ended March 31, 2026, compared to other income of $1.0 million for the same period in 2025. The $1.6 million increase in expense was primarily attributable to the non-cash loss on extinguishment of financial commitment assets and contingent warrants from the amendment of our convertible notes in connection with our March 2026 PIPE (as defined below).
See Note 5, Fair Value Measurements, and Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments of associated to the tranche liabilities in connection with the March 2026 PIPE, convertible promissory notes, Legacy Serina warrants, and the liability classified Merger Warrants and Contingent Warrants.

Liquidity and Capital Resources
Sources of Liquidity
We had $24.5 million in cash and cash equivalents as of March 31, 2026 and received an additional $5.2 million of cash proceeds in April 2026 the from the March 2026 PIPE. Our operations have been financed primarily by the issuance of common stock, private placements, convertible preferred stock, convertible notes, warrant exercises and our ATM program.

In April 2025, we entered into a securities purchase agreement with certain investors for a private placement of 965,250 shares of newly authorized Series A Preferred Stock, at a purchase price of $5.18 per share, resulting in net proceeds of $4.9 million. Each share of Series A Preferred Stock is convertible into shares of our common stock, at a conversion price of $5.18 per share, subject to standard anti-dilution adjustments, and earns cumulative annual dividend at a rate of 8% per annum that are declared annually beginning on March 31, 2026 and paid in shares of the Company’s common stock (“PIK Shares”). As of March 31, 2026, 75,528 PIK Shares have been declared and issued. In April 2026, upon closing of the March 2026 PIPE, requirements were satisfied for the automatic conversion of all outstanding shares of the Series A Preferred Stock and any accrued but unissued PIK Shares into shares of the Company's common stock. The conversion price of the Series A Preferred Stock was also automatically adjusted to $2.25 per share from $5.18 per share.
Additionally, on April 25, 2025, we entered into a sales agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (the “Sales Agent”), with respect to an at-the-market program (the “ATM”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. We pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. In 2026, we have sold 3.1 million shares of our common stock at an gross average price of $3.35, resulting in gross proceeds of $10.4 million under the ATM. To date, we have issued 3.6 million shares of common stock under the ATM program at a gross average per share price of $3.67, resulting in gross proceeds of $13.2 million.
On September 9, 2025, we entered into an the “2025 Convertible Note” with a member of our Board of Directors, making available to Serina an aggregate principal amount of up to $20.0 million. Under the 2025 Convertible Note, borrowings were to be drawn at our discretion in five tranches tied to certain clinical and operational milestones. See the section entitled “Components of Operating Results” above for a discussion of the impact of recent FDA communication on the clinical study.
The 2025 Convertible Note was convertible, at the option of the holder, into shares of our common stock, at any time until the maturity date at a conversion price of $5.18 per share. The conversion price was subject to standard anti-dilution adjustments.
In September 2025, we drew down the first tranche of $5.0 million under the 2025 Convertible Note, incurring $0.1 million in transaction costs which were accounted for as a debt discount.
On March 17, 2026, the Company entered into the March 2026 PIPE, a private placement of common stock and pre-funded warrants led by a member of the Board of Directors, at $2.25 per share. Each share of common stock and pre-funded warrant was accompanied by redeemable warrants to purchase a number of shares equal to 50% of the aggregate shares purchased at an exercise price of $5.00 per share. The redeemable warrants expire four years from the date of issuance and are callable by us upon the earlier of (i) 30 days following the dosing of the first patient in Cohort 2 of the SER-252 Phase 1b SAD study, or (ii) September 30, 2026, and in each case subject to the Company’s share price exceeding $10.00 per share on the relevant date. Under the terms of the agreements, the initial funding provided for at least $15.0 million of gross proceeds, with one or more additional closings for aggregate gross proceeds of at least $5.0 million and up to $15.0 million to be funded within 20 days after the initial closing, subject to the satisfaction of customary closing conditions. To date, gross proceeds of $21.2 million have been received. In connection with the closing of the March 2026 PIPE, the 2025 Convertible Note was amended to remove any further obligations to borrow or loan funds under the note.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Since inception, we have had significant operating losses and negative cash flows and as of March 31, 2026, we had an accumulated deficit of $70.4 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within twelve months of the issuance date of our condensed consolidated financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our unaudited consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
We believe that our cash on hand will not be sufficient to enable us to fund our operations at least twelve months following the issuance of the condensed consolidated financial statements based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the progress, costs and results of IND enabling studies for our lead product candidate SER-252 and our potential future clinical trials for SER-252;
•the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates;
•the costs, timing, and outcome of regulatory review of our product candidates;
•our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient (“API”), and manufacture of our product candidates and the terms of such arrangements;
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
•the ability to receive additional nondilutive funding, including grants from organizations and foundations; and
•the costs of operating as a public company.
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
Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Three months ended March 31,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(4,568)	$(4,322)	$(246)	5.7%
Net cash used in investing activities	(25)	—	(25)	(100.0%)
Net cash provided by financing activities	26,057	4,917	21,140	429.9%
Effect of foreign currency on cash and cash equivalents	6	—	6	100.0%
Net increase in cash	$21,470	$595	$20,875	3508.4%
Operating Activities
Net loss for the three months ended March 31, 2026 was $6.9 million. Net cash used in operating activities during this period amounted to $4.6 million. The $2.3 million difference between the net loss and net cash used in operating activities during the three months ended March 31, 2026 was comprised of non-cash items of $1.8 million and changes in operating assets and liabilities totaling $0.5 million. The non-cash items consisted of $1.6 million loss from extinguishment of financial commitment assets and contingent warrants, $1.1 million in stock-based compensation and $0.2 million in non-cash lease and interest expense. These non-cash items were reduced by the non-cash gain of $1.1 million from the change in the fair value of liability-classified instruments. The net $0.5 million cash from operating assets and liabilities primarily consisted of a $0.9 million increase in accounts payable and $0.2 million increase in accrued expenses. These cash increases were partially offset by the decrease of $0.5 million in prepaid and other current assets and $0.1 million in lease liabilities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 of $26.1 million is attributable to $15.9 million of net proceeds from our March 2026 PIPE and $10.2 million net proceeds from our ATM. See Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated financial statements included elsewhere in this Report for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective as of March 31, 2026.
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
Item 1A. Risk Factors
Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended on March 27, 2026 (collectively, the “Form 10-K”), which we encourage you to review. There have been no material changes from the risk factors disclosed in the Form 10-K, except as set forth below:

Our March 2026 purchase agreement involving a member of our Board of Directors and related governance arrangements may result in conflicts of interest, dilution, stockholder approval risks, and increased investor influence over our affairs.

In the March 2026 PIPE, Gregory H. Bailey, M.D., a current member of our Board of Directors, acting as lead investor, and certain other investors, purchased shares of the Company’s common stock, pre-funded warrants, and redeemable warrants. As a result of this transaction, and subject to stockholder approval and future warrant exercises, Dr. Bailey and the other investors may acquire significant ownership interests in the Company, resulting in dilution to existing stockholders and potentially increasing the influence of these investors over matters submitted to stockholders. If all required stockholder approvals are obtained at the Company’s 2026 Annual Meeting of Stockholders currently scheduled for June 17, 2026, the Company expects that Dr. Bailey will beneficially own approximately 37.9% of the then-outstanding shares of the Company’s common stock.

Although the transaction was reviewed and approved by a special committee of independent and disinterested directors, transactions involving directors may present actual or perceived conflicts of interest and may be subject to heightened scrutiny by stockholders, regulators, proxy advisory firms, or courts. Any such scrutiny could result in reputational harm, stockholder litigation, increased costs, or adverse effects on the trading price of our common stock.

In addition, pursuant to the March 2026 PIPE, Dr. Bailey was appointed as Co‑Chairman of our Board of Directors, and the investors obtained the right, subject to specified conditions, to designate an additional non‑executive director. These governance rights may lead to increased investor influence over the composition of our Board and our strategic direction and could result in decisions that do not align with the interests of all stockholders.

Further, the issuance of shares to Dr. Bailey requires stockholder approval under NYSE American rules. If such approval is not obtained in a timely manner, or at all, the anticipated issuance of shares underlying the pre‑funded warrants will be delayed or may not occur, which could negatively affect our capital structure, liquidity planning, and investor confidence. Our obligation to continue seeking stockholder approval at subsequent meetings until approval is obtained may also result in additional costs and management distraction.

The potential issuance of a substantial number of shares upon exercise of the pre‑funded warrants and redeemable warrants, as well as the perception of future dilution or changes in control, could adversely affect the market price and volatility of our common stock and our ability to raise additional capital on favorable terms.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported.
Item 3. Default Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Certain Trading Arrangements
During the three months ended March 31, 2026, none of the directors or officers of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Serina Therapeutics, Inc., adopted April 15, 2026.	8-K	001-38519	3.1	4/21/2026

4.1	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-38519	4.1	3/23/2026

4.2	Form of Redeemable Common Stock Purchase Warrant	8-K	001-38519	4.2	3/23/2026

10.1	Form of Securities Purchase Agreement	8-K	001-38519	10.1	3/23/2026

10.2	Form of Registration Rights Agreement	8-K	001-38519	10.2	3/23/2026

10.3	Form of Amendment to Senior Unsecured Convertible Promissory Note	8-K	001-38519	10.3	3/23/2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.
†Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
#Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request.
‡Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERINA THERAPEUTICS, INC.

Date: May 14, 2026	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: May 14, 2026	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer and Principal Accounting Officer