Form 10-Q
period 2026-06-30
Serina Therapeutics, Inc.
filed 2026-08-13
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares common stock outstanding as of August 10, 2026 was 25,400,473, par value $0.0001 per share.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,024	$3,056
Prepaid expenses and other current assets	2,006	3,024
Total current assets	25,030	6,080

Property and equipment, net	482	465
Right of use assets - operating leases	277	377
Other long-term prepaid assets	25	29
TOTAL ASSETS	$25,814	$6,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,858	$1,931
Accrued expenses	1,359	1,207
Warrant liability	—	88
Other current liabilities	545	337
Total current liabilities	3,762	3,563

Warrant liability, non-current	113	283
Convertible Note, net	3,087	2,946
Operating lease liabilities, net of current portion	122	196
TOTAL LIABILITIES	7,084	6,988

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.0001 par value, 5,000 shares authorized; zero and 965 issued and outstanding at June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $5,000 at June 30, 2026 and December 31, 2025, respectively	—	4,940
Common stock, $0.0001 par value, 125,000 and 40,000 shares authorized; 25,400 and 10,767 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	1
Additional paid-in capital	95,481	58,536
Accumulated other comprehensive loss	—	(14)
Accumulated deficit	(76,754)	(63,500)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	18,730	(37)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,814	$6,951
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUES
Grant revenues	$—	$130	$—	$130
Total revenues	—	130	—	130

OPERATING EXPENSES
Research and development	3,816	3,152	7,015	6,103
General and administrative	2,968	2,543	6,049	5,450
Total operating expenses	6,784	5,695	13,064	11,553

Loss from operations	(6,784)	(5,565)	(13,064)	(11,423)

OTHER INCOME (EXPENSE), NET
Interest expense	(203)	(9)	(392)	(9)
Change in fair value of warrants	50	(956)	154	33
Change in fair value of tranche liability	347	—	1,377	—
Loss on extinguishment of financial commitment assets and contingent warrants, net	—	—	(1,616)	—
Other income, net	234	68	287	115
Total other income (expense), net	428	(897)	(190)	139

NET LOSS	(6,356)	(6,462)	$(13,254)	$(11,284)
Less: Net loss attributable to noncontrolling interest	—	(14)	—	(23)
NET LOSS ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(6,356)	$(6,448)	$(13,254)	$(11,261)

NET LOSS ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS	$(8,932)	$(6,565)	$(15,867)	$(11,378)
NET LOSS ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.55)	$(0.66)	$(1.11)	$(1.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	16,385	10,004	14,232	9,883
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
NET LOSS	$(6,356)	$(6,462)	$(13,254)	$(11,284)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	8	—	14	—
COMPREHENSIVE LOSS	(6,348)	(6,462)	(13,240)	(11,284)
Less: Net loss attributable to noncontrolling interest	—	(14)	—	(23)
COMPREHENSIVE LOSS ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(6,348)	$(6,448)	$(13,240)	$(11,261)

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2025	965	$4,940	10,767	$1	$58,536	$(14)	$(63,500)	$(37)
Issuance of common stock upon exercise of stock options	—	—	138	—	8	—	—	8
Issuance of common stock under At The Market sales agreement, net of issuance costs of $234	—	—	3,109	—	10,169	—	—	10,169
Issuance of common stock and warrants in connection with private placement, net of issuance cost of $120 and tranche liability of $3,282	—	—	422	—	11,598	—	—	11,598
Issuance of common stock and warrants in connection with private placement and reclassification of tranche liability of $705	—	—	444	—	1,705	—	—	1,705
Issuance of common stock for Series A Convertible Preferred stock dividends	—	—	19	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,077	—	—	1,077
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(6,898)	(6,898)
BALANCE AT MARCH 31, 2026	965	4,940	14,899	1	83,093	(8)	(70,398)	17,628
Issuance of common stock upon exercise of stock options	—	—	10	—	1	—	—	1
Issuance of common stock for Series A Convertible Preferred stock conversion	(965)	(4,940)	2,222	1	4,939	—	—	—
Issuance of common stock for Series A Convertible Preferred stock dividends	—	—	19	—	—	—	—	—
Issuance of common stock and warrants in connection with private placement, net of issuance cost of $3 and reclassification of tranche liability of $1,200	—	—	89	—	6,397	—	—	6,397
Issuance of common stock upon exercise of prefunded warrants in connection with private placement	—	—	8,161	1	—	—	—	1
Stock-based compensation	—	—	—	—	1,051	—	—	1,051
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(6,356)	(6,356)
BALANCE AT JUNE 30, 2026	—	$—	25,400	$3	$95,481	$—	$(76,754)	$18,730
See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Par Value		Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2024	—	$—	9,422	$1	$44,958	$(44,318)	$(133)	$508
Issuance of common stock upon exercise of stock options	—	—	10	—	1	—	—	1
Issuance of common stock to Juvenescence, net of issuance costs	—	—	500	—	4,916	—	—	4,916
Stock-based compensation	—	—	—	—	956	—	—	956
Net loss	—	—	—	—	—	(4,813)	(9)	(4,822)
BALANCE AT MARCH 31, 2025	—	—	9,932	1	50,831	(49,131)	(142)	1,559
Issuance of common stock upon exercise of stock options	—	—	42	—	1	—	—	1
Issuance of Series A Convertible Preferred Stock, net of issuance costs of $60	965	4,940	—	—	—	—	—	4,940
Issuance of common stock under At The Market sales agreement, net of issuance costs of $114	—	—	124	—	629	—	—	629
Issuance of common stock to consultant for services rendered	—	—	42	—	60	—	—	60
Release of restricted stock units to consultant for services rendered	—	—	5	—	29	—	—	29
Stock-based compensation	—	—	—	—	890	—	—	890
Net loss	—	—	—	—	—	(6,448)	(14)	(6,462)
BALANCE AT JUNE 30, 2025	965	$4,940	10,145	$1	$52,440	$(55,579)	$(156)	$1,646

See accompanying notes to these condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(13,254)	$(11,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	33
Non-cash lease expense	107	116
Non-cash interest expense	251	—
Amortization of debt issuance costs	141	—
Stock-based compensation	2,128	1,846
Common stock issued to consultant for services rendered	—	60
Restricted stock units released to consultant for services rendered	—	29
Change in fair value of liability classified instruments	(1,531)	(33)
Loss on extinguishment of financial commitment assets and contingent warrants, net	1,616	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(664)	50
Accounts payable	(71)	963
Accrued expenses	113	(115)
Operating lease liabilities	(107)	(105)
Other current liabilities	(17)	368
Net cash used in operating activities	(11,252)	(8,072)

INVESTING ACTIVITIES:
Purchase of equipment	(53)	(46)
Net cash used in investing activities	(53)	(46)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	9	2
Proceeds from Juvenescence stock purchase, net of issuance costs	—	4,916
Proceeds from issuance of Series A convertible preferred stock, net	—	4,940
Proceeds from issuance of common stock under at-the-market sales agreement, net	10,169	629
Proceeds from issuance of common stock and warrants in connection with private placement, net	21,081	—
Net cash provided by financing activities	31,259	10,487
Effect of foreign currency on cash	14	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,968	2,369

CASH AND CASH EQUIVALENTS:
At beginning of the period	3,056	3,672
At end of the period	$23,024	$6,041

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Transfer of right‑of‑use assets to property and equipment upon title transfer	$—	$75
Initial recognition of Tranche Liability	$3,282	$—
Settlement of Tranche Liability	$1,905	$—
Deemed dividend on down round provision from Series A Convertible Preferred Stock	$2,539	$—
Conversion of Preferred Series A stock into common stock	$4,940	$—
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
The Company recognized a net loss of $13.3 million for the six months ended June 30, 2026. The Company used $11.3 million in net cash from operating activities for the six months ended June 30, 2026, and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.
Management believes that its cash and cash equivalents of $23.0 million as of June 30, 2026 are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these unaudited condensed consolidated interim financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The unaudited condensed consolidated balance sheet as of June 30, 2026 and the unaudited condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2026, and 2025 and condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 in the Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended on March 27, 2026.
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
Tranche liability
Commitments to issue common stock and warrants in connection with future equity financings are accounted for as outstanding contingently issuable instruments. The contingently issuable instruments are evaluated to determine if they are freestanding and their classification as equity or liability instruments. The Company determined that the contingently issuable instruments are liability classified due to settlement provisions that preclude equity classification. The Company recognizes a tranche liability for these contingently issuable instruments (the “Tranche Liability”) at fair value upon issuance. This Tranche Liability will be remeasured to fair value each reporting period until settled or expired, with a charge or credit to the condensed consolidated statement of operations and comprehensive loss. Refer to Note 6, Stockholders' Equity (Deficit), for details.
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
Collaboration Agreements
The Company evaluates its contractual arrangements to assess whether such arrangements involve joint operating activities within the scope of ASC 808, Collaborative Arrangements ("Topic 808"). A collaborative arrangement exists if both contractual parties are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activity.
For elements of collaborative arrangements accounted for pursuant to Topic 808, an appropriate recognition method is determined in a manner consistent with ASC 606, Revenue from Contracts with Customers, or by applying a reasonable accounting policy election, whereby the income statement classification is based on the nature of the arrangement or its business operations and the contractual terms of the arrangement. Payments or reimbursements resulting from the collaborative arrangement, rather than a customer relationship, such as co-development activities, are recorded as increases or decreases to research and development expense or general and administrative expense, as appropriate.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
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

3. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Financial commitment assets	$—	$1,721
Prepaid research and development services	781	585
Prepaid insurance	428	182
Other prepaid expenses	797	227
Other current assets	—	309
Total prepaid expenses and other current assets	$2,006	$3,024
Accrued expenses
Accrued expenses were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Research program and services	$537	$231
Accrued compensation	556	812
Other accrued expenses	266	164
Total accrued expenses	$1,359	$1,207
4. Related Party Transactions
Common Stock Warrants
The Company previously granted Juvenescence Limited and its affiliates (“Juvenescence”) warrants for the purchase of 129,593 shares of common stock with exercise prices ranging from $20.75 to $25.85 per share. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified. As of June 30, 2026, these warrants had expired. See Note 6, Stockholders’ Equity (Deficit), for details.
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement with related parties for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 (the "Series A Preferred Stock"), at $5.18 per share for net proceeds of $4.9 million. As of June 30, 2026, all Series A Convertible Preferred stock were converted into common stock. See Note 6, Stockholders' Equity (Deficit).
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
While the Contingent Warrants were not legally issued until the Company drew down on the associated tranches of the 2025 Convertible Note, they were considered to be issued for accounting purposes. As no amounts were drawn as of the effective date of the 2025 Convertible Note agreement, the Contingent Warrants were recorded as Financial Commitment Assets (“FCAs”), corresponding to each of the five 2025 Convertible Note tranches, at the initial fair value of the Contingent Warrants of $3.7 million, in prepaid expenses and other current assets in the condensed consolidated balance sheet. The Company determined that the Contingent Warrants were liability classified as the number of shares underlying the warrants was variable (see Note 5, Fair Value Measurements, and Note 6, Stockholders' Equity (Deficit)).
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

March 2026 Securities Purchase
On March 17, 2026, the Company entered into the March 2026 securities purchase agreement (the “March 2026 PIPE”) with a lead investor who is a member of the Company’s Board of Directors and is a lender in the 2025 Convertible Note. In connection with the initial closing of the March 2026 PIPE (“Tranche A”) and the subsequent closing of the March 2026 PIPE ("Tranche B"), the member of the Board of Directors purchased approximately 6.7 million pre-funded warrants and approximately 3.3 million redeemable warrants for an aggregate purchase price of approximately $15.0 million. Upon receiving stockholder approval at the Company's 2026 Annual Meeting of Stockholders in June 2026, all 6.7 million pre-funded warrants were exercised. (See Note 6, Stockholders' Equity (Deficit)).
5. Fair Value Measurements
The Company's liabilities measured at fair value on a recurring basis consist of its warrant liabilities,and the Tranche Liability prior to their settlement in the second quarter of 2026. All recurring fair value measurements are categorized within Level 3 of the fair value hierarchy, as the valuations are based on significant unobservable inputs. There were no transfers into or out of Level 3 during the periods presented, other than as described below. The following table presents the Company's liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Merger Warrant Liability	$113	$283
Contingent Warrant Liability	—	88
Total	$113	$371
Warrant Liabilities
The Company classifies the Contingent Warrants and Merger Warrants (as defined in Note 4, Related Party Transactions, and Note 6, Stockholders' Equity (Deficit), respectively) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of these warrant liabilities recognized during the three and six months ending June 30, 2026 amounted to $0.1 million and $0.2 million gain, respectively and a $1.0 million and an immaterial loss for the three and six months ending June 30, 2025, respectively. The Company will continue adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) when the conditions for equity classification are met, at which time the warrant liabilities will be derecognized. In July 2025, the remaining unexercised Post-Merger Warrants (as defined in Note 6, Stockholders' Equity (Deficit)) and the corresponding Incentive Warrants expired, resulting in a gain of $0.7 million. In September 2025, in connection with the First Tranche drawdown of the 2025 Convertible Note, the Contingent Warrant related to the First Tranche met equity classification criteria and was remeasured at its estimated fair value of $2.0 million and reclassified to additional paid-in capital. In March 2026, in connection with the March 2026 PIPE, the Company remeasured the remaining Contingent Warrant liability to fair value immediately prior to extinguishment, resulting in a gain of $0.1 million. See Note 6, Stockholders' Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of the Merger Warrant and Contingent Warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026 and 2025 (in thousands):

	Merger Warrants	Contingent Warrants	Total
Balance as of December 31, 2025	$283	$88	$371
Change in fair value	(170)	16	(154)
Extinguishment	—	(104)	(104)
Balance as of June 30, 2026	$113	$—	$113

Balance as of December 31, 2024	$3,582	$—	$3,582
Change in fair value	(33)	—	(33)
Balance as of June 30, 2025	$3,549	$—	$3,549
The Company estimates the fair value of these warrants using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six months ended June 30,
	2026	2025
Expected volatility	93.6% - 94.3%	65.1% - 99.5%
Expected term (in years)	1.7 - 2.0	1.1 - 2.7
Risk-free interest rate	3.8% - 4.1%	3.7% - 4.4%
Expected dividend yield	0.00%	0.00%

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
Tranche Liability
The Company recognized a Tranche Liability for its contingently issuable common shares, pre-funded warrants and redeemable warrants. The Tranche Liability was remeasured to fair value at each reporting period, with changes in fair value recognized as the change in fair value of tranche liability within the unaudited condensed consolidated statements of operations. The Company adjusted the Tranche Liability for changes in fair value until the settlement of the Tranche Liability. See Note 6, Stockholders' Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of Tranche Liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026 (in thousands):

Tranche Liability
(unaudited)
Balance as of December 31, 2025	$—
Fair value at inception	3,282
Change in fair value	(1,377)
Settlement of Tranche Liability	(1,905)
Balance as of June 30, 2026	$—
The Company estimated the fair value of the Tranche Liability using an option pricing model, that considered the probability of issuance of the instruments, and for the contingently issuable redeemable warrants, the probability of exercise of the redemption call option is factored into the expected term. The Company estimated the fair value of the Tranche Liability with the following assumptions:

	Six months ended June 30, 2026
	Pre-Funded Warrants	Redeemable Warrants
Expected volatility	85.81% - 126.48%	95.70% - 99.13%
Expected term (in years)	0.1	4.1
Risk-free interest rate	3.71% - 3.72%	3.78% - 3.87%
Expected dividend yield	0.00%	0.00%

6. Stockholders’ Equity (Deficit)
Increase in Authorized Shares
Effective June 17, 2026, the Company's stockholders approved an amendment to the Company's First Amended and Restated Certificate of Incorporation at the Company’s 2026 Annual Meeting of Stockholders to increase the number of authorized shares of common stock, par value $0.0001 per share, from 40 million shares to 125 million shares.
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
The Pre-Funded Warrants were issued in lieu of common stock to certain investors to satisfy applicable beneficial ownership and stockholder approval requirements. The Pre-Funded Warrants are exercisable for shares of common stock at an exercise price of $0.0001 per share, subject to certain adjustments. The Pre-Funded Warrants became exercisable on the later of (i) the date stockholder approval was obtained, or (ii) determined to not be required. The Pre-Funded Warrants will remain outstanding and exercisable until exercised in full. As of June 30, 2026 there are 306,009 Pre-Funded Warrants remained outstanding and unexercised.
Each March 2026 PIPE investor also received a Redeemable Warrant to purchase a number of shares of common stock equal to 50% of the common shares or Pre-Funded Warrants purchased in the March 2026 PIPE. The Redeemable Warrants have an exercise price of $5.00 per share, subject to certain adjustments. The Redeemable Warrants also became exercisable on the later of the date stockholder approval is obtained, or determined to not be required, and have a four-year term. The Company has the right to call the Redeemable Warrants, in whole or in part, for redemption at a price of $0.01 per underlying share of common stock at any time that the closing price of the Company's common stock equals or exceeds $10.00 per share, subject to adjustment, following the earlier of (i) 30 days after the dosing of the first patient in Cohort 2 of the Company’s SER-252 Phase 1b single-ascending dose (SAD) clinical study or (ii) September 30, 2026. Holders will have 30 days from the Company's exercise of the call option to exercise the Redeemable Warrants prior to redemption.
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
On March 19 and 20, 2026, the investors funded the full $15.0 million of Tranche A, and the Company issued 0.4 million shares of common stock, 6.2 million Pre-Funded Warrants and 3.3 million Redeemable Warrants.
On March 23, 2026, the Company completed the first closing of Tranche B and issued 0.4 million shares of common stock and 0.2 million Redeemable Warrants for gross proceeds of approximately $1.0 million. On April 8, 2026, the Company completed a second closing of Tranche B under the March 2026 PIPE and issued 0.1 million shares of common stock, 2.2 million Pre-Funded Warrants and 1.2 million Redeemable Warrants for gross proceeds of $5.2 million. The remaining $8.8 million of Securities available under Tranche B expired unexercised in April 2026.
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
In connection with the March 2026 PIPE, the Company entered into a Registration Rights Agreement covering the resale of the registrable securities on May 22, 2026, which was declared effective on June 3, 2026.
On June 17, 2026, pursuant to the terms of the Pre-Funded Warrants, upon receiving stockholder approval at the Company's 2026 Annual Meeting of Stockholders, 8,161,492 of the Pre-Funded Warrants were promptly net exercised into 8,161,444 shares of common stock as of June 19, 2026.
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
The closing of the March 2026 PIPE in April 2026 reduced the Series A Preferred Stock conversion price from $5.18 to $2.25 per share, triggering both the mandatory conversion of all outstanding Series A Preferred Stock and the down-round protection feature under ASC 260, Earnings Per Share. To comply with NYSE American rules, conversion occurred in two tranches: a limited portion converted in May 2026 without stockholder approval, with the remainder converting following stockholder approval obtained at the Company's 2026 Annual Meeting of Stockholders on June 17, 2026. As of June 30, 2026, all Series A Preferred Stock had been converted, resulting in the issuance of approximately 2.3 million shares of common stock. The triggered down-round feature resulted in a deemed dividend of $2.5 million, recorded as a debit and offsetting credit to additional paid-in capital on our accompanying Balance Sheets, with no net impact on total stockholders' equity.
Merger Warrants
In connection with the March 2024 Merger, the Company issued each holder of AgeX common stock three warrants ("Post-Merger Warrants") for each five shares of AgeX common stock held by such stockholder, as well as warrants to purchases shares of its common stock (“Incentive Warrants”). In November 2024, the Company entered into a subsequent transaction with Juvenescence whereby Juvenescence surrendered its outstanding Post-Merger Warrants, including all underlying Incentive Warrants, and the Company would issue warrants to replace the surrendered warrants (“Replacement Incentive Warrants” and together with the Incentive Warrants, the “Merger Warrants”). As of June 30, 2026, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants, and an additional 65 Incentive Warrants were held by other holders (377,930 Incentive Warrants outstanding in total). The Merger warrants have an exercise price of $18.00 per share and expire on March 26, 2028. The Company classifies the Incentive and Replacement Incentive Warrants as liabilities. See Note 5, Fair Value Measurements, regarding accounting for warrant liabilities.
Contingent Warrants
On September 9, 2025, in connection with the 2025 Convertible Note, the Company agreed to issue to the lender Contingent Warrants exercisable into an aggregate of up to 3,861,004 shares of the Company's common stock based on amounts drawn under the note with an exercise price equal to $5.44 per share. See Note 4, Related Party Transactions, for a discussion of the impact of recent FDA communication on the clinical study and achievement of Milestones.
As the number of shares underlying each Contingent Warrant was not fixed and varied depending on the amount drawn under each tranche of the 2025 Convertible Note, the Contingent Warrants did not meet equity classification criteria and were recorded as a warrant liability.
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
In March 2026, in connection with the amendment of the 2025 Convertible Note, the remaining Contingent Warrants were extinguished. No liability-classified Contingent Warrants remain outstanding as of June 30, 2026. See Note 4, Related-Party Transactions, and Note 5, Fair Value Measurements, for additional information on the Contingent Warrants.
Former AgeX Warrants
During the six months ended June 30, 2026, 53,979 Former AgeX warrants expired. As of June 30, 2026, there were no Former AgeX warrants issued and outstanding. These warrants were issued in connection with drawdowns of loan funds by AgeX from Juvenescence under the 2022 Secured Note and were equity classified.
At-the-Market Offerings
On April 25, 2025, the Company entered into a sales agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC (the "Sales Agent"), with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. The Company will pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of June 30, 2026, the Company has sold 3.6 million shares of its common stock, resulting in gross proceeds of $13.2 million.
7. Stock-Based Awards
Equity Incentive Plan Awards
On January 1, 2026, in connection with our Serina 2024 Equity Incentive Plan (the "2024 Incentive Plan") evergreen increase provision, 535,478 additional shares were automatically added to the shares authorized under the 2024 Incentive Plan.
On June 17, 2026, the Company's stockholders approved an amendment to the 2024 Incentive Plan to (i) increase the share reserve by an additional 2 million shares, from 3,210,478 shares to 5,210,478 shares and (ii) revise the evergreen increase mechanism such that the next automatic increase (equal to 5% of outstanding common stock as of the last day of the immediately preceding fiscal year) will occur beginning on January 1, 2027.
A summary of stock option activity under all plans and related information was as follows (in thousands, except weighted average exercise price):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	3,157	$5.18	7.0	$2,282
Granted	1,480	$2.22
Exercised	(148)	$0.06
Cancelled/Forfeited	(71)	$0.06
Balance at June 30, 2026	4,418	$4.44	7.8	$1,945
Options exercisable at June 30, 2026	1,982	$4.48	6.1	$1,903
Stock-based Compensation Expense
During the six months ended June 30, 2026, the weighted average grant date fair value of stock options granted was $1.79 per share. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was

$0.4 million and $0.3 million, respectively. Total unrecognized compensation cost related to unvested stock option grants of $8.1 million as of June 30, 2026 is expected to be recognized over a period of 2.4 years.
Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$237	$212	$538	$420
General and administrative	814	678	1,590	1,426
Total stock-based compensation expense	$1,051	$890	$2,128	$1,846
8. Income Taxes
The Company maintains a full valuation allowance against its deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. There were no unrecognized tax benefits as of June 30, 2026 and 2025 that, if recognized, would affect the Company’s effective tax rate.
9. Commitments and Contingencies
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

10. Net Loss Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

NUMERATOR
Net loss	$(6,356)	$(6,462)	$(13,254)	$(11,284)
Less: Net loss attributable to noncontrolling interest	—	(14)	—	(23)
Less: Deemed dividend on down round provision from Series A convertible preferred stock	(2,539)	—	(2,539)	—
Less: Series A Preferred Stock dividends - undeclared	(37)	(117)	(74)	(117)
Net loss attributable to Serina common stockholders	$(8,932)	$(6,565)	$(15,867)	$(11,378)

DENOMINATOR
Weighted-average shares of common stock outstanding used to calculate basic net loss per common share	16,385	10,004	14,232	9,883

Net loss per common share attributable to common stockholders, basic and diluted	$(0.55)	$(0.66)	$(1.11)	$(1.15)

For each of the three and six months ended June 30, 2026 and 2025, the Company had net losses. See the following table for all the potential dilutive instruments that were excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	4,418	3,295	4,418	3,295
Warrants	7,116	1,997	7,116	1,997
Series A convertible preferred stock	—	984	—	984
2025 Convertible Note	965	—	965	—
Total anti-dilutive securities	12,499	6,276	12,499	6,276
Note 11 – Segment Reporting
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

The table below is a summary of the significant segment expenses (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$—	$130	$—	$130
Less:
Research and development
Project specific (1)	2,105	1,191	3,510	2,714
Non-Project specific (2)	8	284	73	370
Compensation (3)	1,557	1,532	3,124	2,750
Infrastructure management and facilities	128	123	272	224
Depreciation	18	22	36	45
General and administrative
Professional and outside service fees (4)	1,220	910	2,536	2,124
Compensation (3)	1,527	1,545	3,143	3,162
Infrastructure management and facilities	221	88	370	164
Total operating expenses	6,784	5,695	13,064	11,553

Loss from operations	(6,784)	(5,565)	(13,064)	(11,423)
Total other income (expense), net	428	(897)	(190)	139
NET LOSS	$(6,356)	$(6,462)	$(13,254)	$(11,284)
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

Since inception our operations have been financed primarily by aggregate net proceeds from the issuance of common stock, private placements, convertible preferred stock, convertible notes, warrant exercises and our at-the-market (“ATM”) program. Since our inception in 2006, we have had significant operating losses. Our operating loss was $13.1 million and $11.4 million for six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $76.8 million and $23.0 million in cash and cash equivalents.

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
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Other than noted below, management believes that there have been no significant changes during the three and six months ended June 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 25, 2026, as amended on March 27, 2026.
Tranche Liability
Commitments to issue common stock and warrants in connection with future equity financings are accounted for as outstanding contingently issuable instruments. The contingently issuable instruments are evaluated to determine if they are freestanding and their classification as equity or liability instruments. We have determined the accounting classification of the contingently issuable instruments, as either liability or equity, by first assessing whether they meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, instruments are considered liability classified if they are mandatorily redeemable, thereby obligating us to settle the instrument or the underlying shares by paying cash or other assets, or instruments that must or may require settlement by issuing a variable number of shares. If the contingently issuable instruments do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the instruments do not require liability classification under ASC 815-40, and in order to conclude equity classification, we also assessed whether they are indexed to our common stock and whether they are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, we conclude whether the instruments are classified as liability or equity. Liability classified contingently issuable instruments are recorded as a tranche liability at fair value upon issuance and subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Equity classified contingently issuable instruments are recorded at fair value upon issuance and are not subsequently remeasured.
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
Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	(unaudited)			(unaudited)
	Three months ended June 30,		$ Increase/ (Decrease)	Six months ended June 30,		$ Increase/ (Decrease)
	2026	2025		2026	2025
REVENUES
Grant revenues	$—	$130	$(130)	$—	$130	$(130)

OPERATING EXPENSES
Research and development	3,816	3,152	664	7,015	6,103	912
General and administrative	2,968	2,543	425	6,049	5,450	599
Total operating expenses	6,784	5,695	1,089	13,064	11,553	1,511

Total other income (expense), net	428	(897)	1,325	(190)	139	(329)

NET LOSS	$(6,356)	$(6,462)	$106	$(13,254)	$(11,284)	$(1,970)
Research and Development Expenses
Research and development expenses were $3.8 million for the three months ended June 30, 2026, compared to $3.2 million for the same period in 2025. The $0.6 million increase was primarily driven by increases of $0.2 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount and a $0.7 million increase in clinical related activities. These increases were primarily offset by a decrease in consultant spend of $0.2 million and $0.1 million decrease in facility related expenses.

Research and development expenses were $7.0 million for the six months ended June 30, 2026, compared to $6.1 million for the same period in 2025. The increase of $0.9 million was primarily due to increases of $1.3 million in clinical related activities and $0.6 million in salaries, payroll related expenses and stock based compensation as a result of increased headcount. These increases were primarily offset by decreases of $0.4 million in outsourced external research services,

$0.3 million in consultant spend and a decrease of $0.3 million amortization for a prepaid technology access fee that was fully amortized in 2025.
General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended June 30, 2026, compared to $2.5 million for the same period in 2025. The increase of $0.5 million was primarily driven by a $0.6 million increase legal expenses due to patent and financing activities and a $0.1 million increase in miscellaneous expense amounts that were individually insignificant. These increases were primarily offset by a decrease of $0.2 million in consultant expenses.

General and administrative expenses were $6.0 million for the six months ended June 30, 2026, compared to $5.4 million for the same period in 2025. The increase of $0.6 million was primarily driven by increases of $0.6 million in legal expenses due to patent and financing activities, $0.2 million in compensation expense and $0.2 million in miscellaneous expense amounts that were individually insignificant. These increases were primarily offset by decreases of $0.3 million in consultant expenses and $0.1 million in director and officer insurance.

Other (Expense) Income, Net
Other income was $0.4 million for the three months ended June 30, 2026, compared to other expense of $0.9 million for the same period in 2025. The $1.3 million increase in income was primarily attributable to a $1.0 million non-cash gain due changes in fair value of our liability-classified warrants, $0.3 million non-cash gain related to settlement of the tranche liability in connection with the closing of our March 2026 PIPE.
Other expense was $0.2 million for the six months ended June 30, 2026, compared to other income of $0.1 million for the same period in 2025. The $0.3 million decrease was primarily attributable to the net non-cash loss of $1.6 million on extinguishment of financial commitment assets in connection with our 2025 Convertible Note and $0.1 million increase in miscellaneous expense amounts that were individually insignificant. These losses were offset by a $1.4 million gain due to the settlement of the tranche liability in connection with the closing of our March 2026 PIPE.
See Note 5, Fair Value Measurements, and Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments associated with the tranche liabilities in connection with the March 2026 PIPE, convertible promissory notes, Legacy Serina warrants, and the liability classified Merger Warrants and Contingent Warrants.
Liquidity and Capital Resources
Sources of Liquidity
We had $23.0 million in cash and cash equivalents as of June 30, 2026. Our operations have been financed primarily by the issuance of common stock, private placements, convertible preferred stock, convertible notes, warrant exercises and our ATM program.

In April 2025, we entered into a securities purchase agreement with certain investors for a private placement of 965,250 shares of newly authorized Series A Preferred Stock, at a purchase price of $5.18 per share, resulting in net proceeds of $4.9 million. Each share of Series A Preferred Stock is convertible into shares of our common stock, at a conversion price of $5.18 per share, subject to standard anti-dilution adjustments, and earns a cumulative annual dividend at a rate of 8% per annum that are declared annually beginning on March 31, 2026 and paid in shares of the Company’s common stock (“PIK Shares”). In April 2026, upon closing of the March 2026 PIPE, requirements were satisfied, subject to shareholder approval, for the automatic conversion of all outstanding shares of the Series A Preferred Stock and any accrued but unissued PIK Shares into shares of the Company's common stock. The conversion price of the Series A Preferred Stock was also automatically adjusted to $2.25 per share from $5.18 per share. Upon shareholder approval in June 2026, the Series A Preferred Stock converted into 2.3 million shares of the Company's common stock at the adjusted conversion price of $2.25 per share. No shares of Series A Preferred Stock remain outstanding as of June 30, 2026.
Additionally, on April 25, 2025, we entered into a sales agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (the “Sales Agent”), with respect to an at-the-market program (the “ATM”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. We pay the Sales Agent a commission up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. In 2026, we have sold 3.1 million shares of our common stock at a gross average price of $3.35, resulting in gross proceeds of $10.4 million under the ATM. To date, we have issued 3.6 million shares of common stock under the ATM program at a gross average per share price of $3.67, resulting in gross proceeds of $13.2 million.
On September 9, 2025, we entered into the “2025 Convertible Note” with a member of our Board of Directors, making available to Serina an aggregate principal amount of up to $20.0 million. Under the 2025 Convertible Note, borrowings were to be drawn at our discretion in five tranches tied to certain clinical and operational milestones. See the section entitled “Components of Operating Results” above for a discussion of the impact of recent FDA communication on the clinical study.
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
On March 17, 2026, the Company entered into the March 2026 PIPE, a private placement of common stock and pre-funded warrants led by a member of the Board of Directors, at $2.25 per share. Each share of common stock and pre-funded warrant was accompanied by redeemable warrants to purchase a number of shares equal to 50% of the aggregate shares purchased at an exercise price of $5.00 per share. The redeemable warrants expire four years from the date of issuance and are callable by us upon the earlier of (i) 30 days following the dosing of the first patient in Cohort 2 of the SER-252 Phase 1b SAD study, or (ii) September 30, 2026, and in each case subject to the Company’s share price exceeding $10.00 per share on the relevant date. Under the terms of the agreements, the initial funding provided for at least $15.0 million of gross proceeds, with one or more additional closings for aggregate gross proceeds of at least $5.0 million and up to $15.0 million to be funded within 20 days after the initial closing, subject to the satisfaction of customary closing conditions. To date, gross proceeds of $21.2 million have been received. In connection with the closing of the March 2026 PIPE, the 2025 Convertible Note was amended to remove any further obligations to borrow or loan funds under the 2025 Convertible Note.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows and as of June 30, 2026, we had an accumulated deficit of $76.8 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within twelve months of the issuance date of our condensed consolidated financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our unaudited consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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

Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Six months ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(11,252)	$(8,072)	$(3,180)
Net cash used in investing activities	(53)	(46)	(7)
Net cash provided by financing activities	31,259	10,487	20,772
Effect of foreign currency on cash and cash equivalents	14	—	14
Net increase in cash	$19,968	$2,369	$17,599
Operating Activities
Net cash used in operating activities was $11.3 million for the six months ended June 30, 2026, and primarily consisted of our net loss of $13.3 million, partially offset by net non-cash charges of $2.7 million, and unfavorable changes in operating assets and liabilities of $0.7 million. Non-cash charges primarily consisted of $2.1 million in stock-based compensation, $1.6 million loss from extinguishment of financial commitment assets and contingent warrants in connection with the March 2026 PIPE, $0.4 million of debt-related charges and $0.1 million of non-cash lease, offset by a non-cash gain of $1.5 million related to the change in fair value of liability-classified instruments. The changes in operating assets and liabilities were driven primarily by a $0.7 million increase in prepaid expenses and other current assets.
Net cash used in operating activities was $8.1 million for the six months ended June 30, 2025, and primarily consisted of our net loss of $11.3 million, partially offset by non-cash charges of $2.1 million and favorable changes in operating assets and liabilities of $1.2 million. Non-cash charges consisted primarily of stock-based compensation of $1.8 million, non-cash lease expenses of $0.1 million, and $0.2 million in other non-cash changes that were individually insignificant. The changes in operating assets and liabilities were driven primarily by increases of $1.0 million in accounts payable and $0.4 million in other current liabilities, partially offset by decreases of $0.1 million in accrued expenses and $0.1 million in operating lease liabilities.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted entirely of purchases of equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 of $31.3 million consisted of $21.1 million of net proceeds received from our March 2026 PIPE and $10.2 million of net proceeds from our ATM. See Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated financial statements included elsewhere in this Report for additional information.
Net cash provided by financing activities for the six months ended June 30, 2025 of $10.5 million is primarily due to net proceeds received of $4.9 million from issuance of common stock to Juvenescence in January 2025, $4.9 million received in April 2025 from a Securities Purchase Agreement entered with certain investors for a private placement of securities, and $0.6 million net proceeds from our ATM. See Note 6, Stockholders’ Equity (Deficit), to our condensed consolidated interim financial statements included elsewhere in this Report for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls
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

Our March 2026 purchase agreement involving a member of our Board of Directors and related governance arrangements may result in conflicts of interest, dilution, and increased investor influence over our affairs.

In the March 2026 PIPE, Gregory H. Bailey, M.D., a current member of our Board of Directors, acting as lead investor, and certain other investors, purchased shares of the Company’s common stock, pre-funded warrants, and redeemable warrants. As a result of this transaction, and following the receipt of stockholder approval and the exercise of certain of these warrants, Dr. Bailey and the other investors acquired significant ownership interests in the Company, resulting in dilution to existing stockholders and increasing the influence of these investors over matters submitted to stockholders. Because the issuance of shares of our common stock to Dr. Bailey required stockholder approval under the rules of the NYSE American, Dr. Bailey received his allocation in the March 2026 PIPE in the form of pre-funded warrants that were not exercisable until such approval was obtained. At our 2026 Annual Meeting of Stockholders held on June 17, 2026, our stockholders approved the issuance of the shares of common stock underlying the securities held by Dr. Bailey, as well as an increase in our authorized common stock from 40,000,000 to 125,000,000 shares. Following receipt of such approval, the pre‑funded warrants became exercisable, and in June 2026 Dr. Bailey’s 6,666,667 pre-funded warrants were net exercised into shares of our common stock. As of August 10, 2026, Dr. Bailey beneficially owned approximately 41% of our common stock (including 3,333,333 shares issuable upon exercise of redeemable warrants held by him).

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

In addition, pursuant to the March 2026 PIPE, Dr. Bailey was appointed as Co-Chairman of our Board of Directors, and the investors obtained the right, subject to specified conditions, to designate an additional non-executive director. These governance rights may lead to increased investor influence over the composition of our Board and our strategic direction and could result in decisions that do not align with the interests of all stockholders.

The potential issuance of a substantial number of shares upon exercise of the redeemable warrants and other outstanding warrants, as well as the perception of future dilution or changes in control, could adversely affect the market price and volatility of our common stock and our ability to raise additional capital on favorable terms.

Dr. Bailey and Juvenescence together hold a significant concentration of our common stock and are able to control or substantially influence matters requiring stockholder approval, which limits the ability of our other stockholders to influence corporate matters.

As of August 10, 2026, Gregory H. Bailey, M.D., a member of our Board of Directors (“Board”) and Co‑Chairman of our Board, beneficially owned approximately 41% of our common stock (including shares issuable upon exercise of redeemable warrants held by him), and Juvenescence beneficially owned approximately 17% of our common stock (including shares issuable upon exercise of certain warrants held by them). Dr. Bailey is the Executive Chairman and a co-founder of Juvenescence, and Richard Marshall, CBE, M.D., Ph.D., another member of our Board, is the Chief Executive Officer of Juvenescence. Although Dr. Bailey and Juvenescence are separate beneficial owners of our common stock and report their holdings separately, their interests are closely aligned.

As a result, Dr. Bailey and Juvenescence, if they act together, are able to control or substantially influence the election of our directors and the outcome of substantially all matters submitted to a vote of our stockholders, including the approval of mergers, amalgamations, sales of assets or other major corporate transactions, amendments to our organizational documents, and the approval of our equity incentive plans. This concentration of ownership may have the effect of delaying, deterring or preventing a change in control of the Company, could deprive our other stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company, and may reduce the ability of our other stockholders to influence corporate matters, any of which could adversely affect the trading price of our common stock.

The interests of Dr. Bailey and Juvenescence may not always align with the interests of our other stockholders, and they may exercise their voting power in a manner that our other stockholders do not consider to be in their best interests. Because Dr. Bailey serves as the Executive Chairman and a co‑founder of Juvenescence, and Dr. Marshall, another member of our Board, serves as its Chief Executive Officer, the interests of Dr. Bailey and Juvenescence are likely to be aligned, and, although they report their beneficial ownership separately and have not reported as a group under Section 13(d) of the Exchange Act, they may act in a similar fashion with respect to matters submitted to a vote of our stockholders.

The following risk factors update the corresponding risk factors set forth in the Form 10-K:

We have a history of operating losses and negative cash flows, and although our recent financings improved our liquidity and stockholders’ equity, substantial doubt about our ability to continue as a going concern continues to exist.

As disclosed in the Form 10-K, the report of our independent registered public accounting firm on our audited consolidated financial statements as of and for the year ended December 31, 2025 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. In March and April 2026, we completed the March 2026 PIPE, resulting in aggregate gross proceeds of approximately $21.2 million, and we have also raised capital under our at-the-market offering program. As of June 30, 2026, we had cash and cash equivalents of approximately $23.0 million, total stockholders’ equity of approximately $18.7 million and an accumulated deficit of approximately $76.8 million. Management has concluded that our existing cash and cash equivalents are not expected to be sufficient to fund our operations for the 12 months following the issuance of our unaudited condensed consolidated financial statements for the period ended June 30, 2026, and that substantial doubt about our ability to continue as a going concern continues to exist. We will require substantial additional financing to advance SER-252 and our other programs, and such financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate one or more of our research and development programs.

We are operating under an accepted plan to regain compliance with the continued listing standards of the NYSE American; if we fail to regain and maintain compliance, our common stock could be delisted.

On January 9, 2026, we received notice from the NYSE American that we were not in compliance with the continued listing standard set forth in Section 1003(a)(i) and (ii) of the NYSE American Company Guide, based on stockholders’ equity of approximately $1.6 million reported in our Quarterly Report on Form 10‑Q for the fiscal period ended September 30, 2025, which was below both the $2.0 million stockholders’ equity requirement of Section 1003(a)(i) and the $4.0 million requirement of Section 1003(a)(ii), together with reported losses from continuing operations and/or net losses in two of our three, and three of our four, most recent fiscal years. We submitted a compliance plan on February 8, 2026, and on March 24, 2026 the NYSE American notified us that it had accepted our plan, permitting our common stock to continue to be listed during a plan period through July 9, 2027, subject to periodic review, including quarterly monitoring, for compliance with the plan. As of June 30, 2026, our total stockholders’ equity was approximately $18.7 million; however, our continued listing remains subject to the NYSE American’s ongoing review under the plan, and there can be no assurance that we will maintain compliance with the continued listing standards. If we fail to do so, the NYSE American may commence delisting proceedings, which could reduce the trading volume, price and liquidity of our common stock and impair our ability to raise capital.

The completion of the March 2026 PIPE significantly changed our capital structure, and the exercise of outstanding warrants and other potential issuances could result in substantial dilution.

In connection with the closing of the March 2026 PIPE, (i) all outstanding shares of our Series A Convertible Preferred Stock, together with accrued but unissued paid-in-kind dividends, automatically converted into shares of our common stock (resulting in the issuance of approximately 2.3 million shares), and (ii) the Senior Unsecured Convertible Promissory Note entered into on September 9, 2025 was amended to remove any further obligations to borrow or lend funds thereunder. At our 2026 Annual Meeting of Stockholders held on June 17, 2026, our stockholders approved an increase in our authorized common stock from 40,000,000 to 125,000,000 shares, and, following that approval, an aggregate of 8.2 million pre‑funded warrants were net exercised into shares of our common stock in June 2026. As of August 10, 2026, we had 25,400,473 shares of common stock outstanding, and we had outstanding redeemable warrants and other securities exercisable for or convertible into additional shares of common stock. The exercise of these warrants, sales under our at-the-market offering program, and any future issuances of equity or equity-linked securities to fund our operations could result in substantial dilution to our stockholders and could cause the market price of our common stock to decline.

Our lead product candidate, SER-252, is in early-stage clinical development, and our business depends substantially on its progress.

In January 2026, the FDA cleared our investigational new drug application for SER-252, and in February 2026 we enrolled and dosed the first patient in our Phase 1b registrational clinical trial of SER‑252 in patients with advanced Parkinson’s disease. SER-252 remains in early-stage clinical development, and the risks described in the Form 10-K relating to the conduct, timing, enrollment and outcome of our clinical trials continue to apply. Clinical development is lengthy, expensive and uncertain, and the results of early‑stage trials may not be predictive of later results or of any regulatory determination.

Our recent financing and equity issuances may limit our ability to use our net operating loss carryforwards and other tax attributes.

As disclosed in the Form 10-K, our ability to utilize our federal and state net operating loss (NOL) carryforwards and other tax attributes to offset future taxable income may be limited under Sections 382 and 383 of the Internal Revenue Code if we experience one or more “ownership changes” (generally, a cumulative increase of more than 50 percentage points in ownership by 5% stockholders over a rolling three-year period). The March 2026 PIPE, the automatic conversion of our Series A Convertible Preferred Stock, and other recent issuances of our common stock may have resulted in, or may in the future result in, such an ownership change. If an ownership change has occurred or occurs, our ability to use our pre‑change NOL carryforwards and other tax attributes could be materially limited, which could increase our future tax liability and adversely affect our cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Certain Trading Arrangements
During the six months ended June 30, 2026, none of the directors or officers of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Duration (2)
Randall Moreadith, Chief Development Officer	6/22/2026	Rule 10b5-1 Trading Arrangement	9/27/2027
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

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Serina Therapeutics, Inc., adopted April 15, 2026.	8-K	001-38519	3.1	4/21/2026

3.2	First Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Serina Therapeutics, Inc., dated June 17, 2026.	8-K	001-38519	3.1	6/17/2026

10.1	First Amendment to the Serina Therapeutics, Inc. 2024 Equity Incentive Plan.	8-K	001-38519	10.1	6/17/2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SERINA THERAPEUTICS, INC.

Date: August 13, 2026	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: August 13, 2026	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer and Principal Accounting Officer