Form 10-Q
period 2026-09-30
Serina Therapeutics, Inc.
filed 2026-11-12
CIK 1708599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-38519
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of common stock outstanding as of November 10, 2026 was 26,569,458, par value $0.0001 per share.

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
As used herein, unless otherwise stated or the context otherwise requires, references to “Serina,” the “Company,” “we,” “our,” “us” or similar terms refer to Serina Therapeutics, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,403	$3,056
Prepaid expenses and other current assets	1,528	3,024
Total current assets	20,931	6,080
Property and equipment, net	466	465
Right-of-use assets, operating leases	394	377
Other assets	82	29
TOTAL ASSETS	$21,873	$6,951
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,338	$1,931
Accrued expenses	2,480	1,207
Warrant liability	—	88
Other current liabilities	711	337
Total current liabilities	4,529	3,563
Warrant liability, non-current	55	283
Convertible Note, net	3,173	2,946
Operating lease liabilities, net of current portion	197	196
TOTAL LIABILITIES	7,954	6,988
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.0001 par value, 5,000 shares authorized; zero and 965 issued and outstanding at September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $5,000 at September 30, 2026 and December 31, 2025, respectively	—	4,940
Common stock, $0.0001 par value, 125,000 and 40,000 shares authorized; 26,407 and 10,767 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	1
Additional paid-in capital	98,580	58,536
Accumulated other comprehensive loss	(4)	(14)
Accumulated deficit	(84,660)	(63,500)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,919	(37)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,873	$6,951
See accompanying notes to these unaudited condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUES
Contract revenues	$125	$—	$125	$—
Grant revenues	—	—	—	130
Total revenues	125	—	125	130
OPERATING EXPENSES
Research and development	4,627	3,651	11,642	9,754
General and administrative	3,359	2,741	9,408	8,191
Total operating expenses	7,986	6,392	21,050	17,945
Loss from operations	(7,861)	(6,392)	(20,925)	(17,815)
OTHER (EXPENSE) INCOME, NET
Interest expense	(204)	(6)	(596)	(15)
Change in fair value of warrants	58	1,044	212	1,076
Change in fair value of tranche liability	—	—	1,377	—
Loss on extinguishment of financial commitment assets and contingent warrants, net	—	—	(1,616)	—
Gain on warrant expiration	—	724	—	724
Other income, net	101	35	388	151
Total other (expense) income, net	(45)	1,797	(235)	1,936
NET LOSS	(7,906)	(4,595)	(21,160)	(15,879)
Net loss attributable to noncontrolling interest	—	10	—	33
NET LOSS ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(7,906)	$(4,585)	$(21,160)	$(15,846)

NET LOSS ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS	$(7,906)	$(4,686)	$(23,773)	$(16,063)
NET LOSS PER SHARE ATTRIBUTABLE TO SERINA COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.31)	$(0.45)	$(1.32)	$(1.60)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	25,413	10,339	18,013	10,032

See accompanying notes to these unaudited condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
NET LOSS	$(7,906)	$(4,595)	$(21,160)	$(15,879)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(4)	(4)	10	(4)
COMPREHENSIVE LOSS	(7,910)	(4,599)	(21,150)	(15,883)
Comprehensive loss attributable to noncontrolling interest	—	10	—	33
COMPREHENSIVE LOSS ATTRIBUTABLE TO SERINA THERAPEUTICS, INC.	$(7,910)	$(4,589)	$(21,150)	$(15,850)

See accompanying notes to these unaudited condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2025	965	$4,940	10,767	$1	$58,536	$(14)	$(63,500)	$(37)
Issuance of common stock upon exercise of stock options	—	—	138	—	8	—	—	8
Issuance of common stock under at-the-market sales agreement, net of issuance costs of $234	—	—	3,109	—	10,169	—	—	10,169
Issuance of common stock and warrants in connection with private placement, net of issuance cost of $120 and tranche liability of $3,282	—	—	422	—	11,598	—	—	11,598
Issuance of common stock and warrants in connection with private placement and reclassification of tranche liability of $705	—	—	444	—	1,705	—	—	1,705
Issuance of common stock for Series A Convertible Preferred Stock dividends	—	—	19	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,077	—	—	1,077
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(6,898)	(6,898)
BALANCE AT MARCH 31, 2026	965	4,940	14,899	1	83,093	(8)	(70,398)	17,628
Issuance of common stock upon exercise of stock options	—	—	10	—	1	—	—	1
Issuance of common stock for Series A Convertible Preferred stock dividends	—	—	19	—	—	—	—	—
Issuance of common stock for Series A Convertible Preferred stock conversion	(965)	(4,940)	2,222	1	4,939	—	—	—
Issuance of common stock and warrants in connection with private placement, net of issuance costs of $3 and reclassification of tranche liability of $1,200	—	—	89	—	6,397	—	—	6,397
Issuance of common stock upon exercise of pre-funded warrants in connection with private placement	—	—	8,161	1	—	—	—	1
Stock-based compensation	—	—	—	—	1,051	—	—	1,051
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(6,356)	(6,356)
BALANCE AT JUNE 30, 2026	—	—	25,400	3	95,481	—	(76,754)	18,730
Issuance of common stock under Roth Committed Equity Facility	—	—	1,007	—	2,029	—	—	2,029
Stock-based compensation	—	—	—	—	1,070	—	—	1,070
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(7,906)	(7,906)
BALANCE AT SEPTEMBER 30, 2026	—	$—	26,407	$3	$98,580	$(4)	$(84,660)	$13,919

See accompanying notes to these unaudited condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)			Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Noncontrolling Interest
BALANCE AT DECEMBER 31, 2024	—	$—	9,422	$1	$44,958	$—	$(44,318)	$(133)	$508
Issuance of common stock upon exercise of stock options	—	—	10	—	1	—	—	—	1
Issuance of common stock to Juvenescence, net of issuance costs of $84	—	—	500	—	4,916	—	—	—	4,916
Stock-based compensation	—	—	—	—	956	—	—	—	956
Net loss	—	—	—	—	—	—	(4,813)	(9)	(4,822)
BALANCE AT MARCH 31, 2025	—	—	9,932	1	50,831	—	(49,131)	(142)	1,559
Issuance of common stock upon exercise of stock options	—	—	42	—	1	—	—	—	1
Issuance of Series A Convertible Preferred Stock, net of issuance costs of $60	965	4,940	—	—	—	—	—	—	4,940
Issuance of common stock under at-the-market sales agreement, net of issuance costs of $114	—	—	124	—	629	—	—	—	629
Issuance of common stock to consultant for services rendered	—	—	42	—	60	—	—	—	60
Release of restricted stock units to consultant for services rendered	—	—	5	—	29	—	—	—	29
Stock-based compensation	—	—	—	—	890	—	—	—	890
Net loss	—	—	—	—	—	—	(6,448)	(14)	(6,462)
BALANCE AT JUNE 30, 2025	965	4,940	10,145	1	52,440	—	(55,579)	(156)	1,646
Issuance of common stock upon exercise of stock options	—	—	129	—	8	—	—	—	8
Reclassification of warrant liability to equity	—	—	—	—	1,971	—	—	—	1,971
Issuance of common stock under at-the-market sales agreement, net of issuance costs of $87	—	—	261	—	1,523	—	—	—	1,523
Issuance of common stock to consultants for services rendered	—	—	8	—	46	—	—	—	46
Stock-based compensation	—	—	—	—	999	—	—	—	999
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(4,585)	(10)	(4,595)
BALANCE AT SEPTEMBER 30, 2025	965	$4,940	10,543	$1	$56,987	$(4)	$(60,164)	$(166)	$1,594

See accompanying notes to these unaudited condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(21,160)	$(15,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	49
Non-cash lease expense	169	171
Non-cash interest expense	369	—
Amortization of debt issuance costs	227	—
Stock-based compensation	3,198	2,845
Common stock issued to consultant for services rendered	—	106
Restricted stock units released to consultant for services rendered	—	29
Change in fair value of liability-classified instruments	(1,589)	(1,076)
Gain on warrants expiration	—	(724)
Loss on extinguishment of financial commitment assets and contingent warrants, net	1,616	—
Roth Committed Equity Facility financing costs, net of gain on derivative asset	72	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(192)	816
Accounts payable	(544)	2,008
Accrued expenses	1,212	(298)
Operating lease liabilities	(169)	(155)
Other current liabilities	(11)	186
Net cash used in operating activities	(16,747)	(11,922)
INVESTING ACTIVITIES:
Purchase of equipment	(56)	(59)
Net cash used in investing activities	(56)	(59)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	9	10
Proceeds from issuance of stock to Juvenescence, net of issuance costs	—	4,916
Proceeds from issuance of Series A Convertible Preferred Stock, net	—	4,940
Proceeds from issuance of common stock under at-the-market sales agreement, net	10,169	2,152
Proceeds from 2025 Convertible Note, net	—	4,913
Proceeds from issuance of common stock and warrants in connection with private placement, net	21,076	—
Proceeds from issuance of common stock under Roth Committed Equity Facility	1,887	—
Net cash provided by financing activities	33,141	16,931
Effect of foreign currency on cash and cash equivalents	9	(2)
Net increase in cash and cash equivalents	16,347	4,948
Cash and cash equivalents, beginning of period	3,056	3,672
Cash and cash equivalents, end of period	$19,403	$8,620
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Initial recognition of Tranche Liability	$3,282	$—
Settlement of Tranche Liability	$1,905	$—
Deemed dividend on down round provision from Series A Preferred Stock	$2,539	$—
Conversion of Series A Preferred Stock into common stock	$4,940	$—
Transfer of right‑of‑use assets to property and equipment upon title transfer	$—	$75
Issuance of common stock warrants in connection with 2025 Convertible Note	$—	$3,747
Recognition of debt discount on 2025 Convertible Note	$—	$2,112
Reclassification of warrant liability to equity	$—	$1,971
Right-of-use assets obtained in exchange for operating lease liabilities	$167	$—

See accompanying notes to these unaudited condensed consolidated interim financial statements.

SERINA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Organization, Business Overview and Liquidity
Serina Therapeutics, Inc. was incorporated as AgeX Therapeutics, Inc. in January 2017 in the state of Delaware. On March 26, 2024, AgeX Therapeutics, Inc. (“AgeX”) completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of August 29, 2023 (the “Merger Agreement”), by and among AgeX, Canaria Transaction Corporation, an Alabama corporation and a wholly owned subsidiary of AgeX (“Merger Sub”), and Serina Therapeutics, Inc., an Alabama corporation (“Legacy Serina”), pursuant to which Merger Sub merged with and into Legacy Serina, with Legacy Serina surviving the merger as a wholly owned subsidiary of AgeX (the “Merger”). Additionally, on March 26, 2024, AgeX changed its name from “AgeX Therapeutics, Inc.” to “Serina Therapeutics, Inc.”. Unless otherwise stated or the context otherwise requires, references to “Serina” or the “Company” refer to Serina Therapeutics, Inc. together with its subsidiaries.
Following the consummation of the Merger, the business previously conducted by Legacy Serina became the business conducted by the Company, which is now a clinical-stage biotechnology company developing Legacy Serina’s drug product candidates. The Company’s headquarters are located in Huntsville, Alabama.
The Company is a clinical-stage biotechnology company developing a pipeline of wholly-owned drug product candidates to treat neurological diseases and other indications. The Company’s POZ drug delivery technology is designed to enable certain existing drugs and novel drug candidates to be modified in a way that provides the potential to improve the integrated efficacy and safety profile of multiple modalities including small molecules, RNA-based therapeutics, and antibody-based drug conjugates (“ADCs”). The Company’s proprietary POZ technology is based on a synthetic, water soluble, low viscosity polymer called poly(2-oxazoline) and is engineered to provide greater control in drug loading and more precision in the rate of release of attached drugs delivered via easy-to-administer, long-acting subcutaneous injection.
The therapeutic agents in the Company’s product candidates are typically well-understood and marketed drugs that are effective but are limited by pharmacokinetic (“PK”) profiles that can include toxicity, side effects and short half-life. The Company believes that by using POZ technology, drugs with narrow therapeutic windows can be designed to maintain more desirable and stable levels in the blood. The Company believes that POZ technology can be applied to small molecules, proteins, ADCs, and other classes of molecules.
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
The Company recognized a net loss of $21.2 million for the nine months ended September 30, 2026. The Company used $16.7 million in net cash from operating activities for the nine months ended September 30, 2026, and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan.
Management believes that its cash and cash equivalents of $19.4 million as of September 30, 2026 are not expected to be sufficient to satisfy the Company’s anticipated operating and other funding requirements for the twelve months from the issuance of these unaudited condensed consolidated interim financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
Management’s plans include raising additional capital, including through sales of common stock under the committed equity facility with Roth Principal Investments, LLC (“Roth”), entered into in August 2026 (the “Roth Committed Equity Facility”). However, the amount the Company can raise under the Roth Committed Equity Facility is subject to significant limitations, including the exchange cap under NYSE American rules, limits based on the trading volume of the Company’s common stock, the 4.99% beneficial ownership limitation, the $0.50 minimum closing price condition and the market price of the Company’s common stock at the time of each sale. It is possible that the amount raised could be less than the $23.1 million remaining available as of September 30, 2026. Accordingly, the Roth Committed Equity Facility does not assure the Company of any particular amount of funding. See Note 6, Stockholders’ Equity (Deficit).
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
As a result of recurring losses from operations and recurring negative cash flows from operations, there is substantial doubt regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively. If sufficient capital is not available, the Company would be required to delay, limit, reduce, or terminate its product development or future commercialization efforts or grant rights to develop and market therapeutic candidates to other entities. There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its stockholders. The unaudited condensed consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of September 30, 2026 and the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2026, and 2025 and condensed consolidated statements of cash flows for the nine months ended September 30, 2026, and 2025 are unaudited. The unaudited condensed consolidated interim balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 in the Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended on March 27, 2026.
The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The unaudited condensed consolidated interim results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.
Principles of consolidation
The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. The Company established Serina Therapeutics Australia Pty Ltd on July 2, 2025, for the purpose of conducting clinical research activities in Australia. For consolidated entities where the Company has less than 100% of ownership, the Company records net loss attributable to noncontrolling interest on the unaudited condensed consolidated interim statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. The noncontrolling interest is reflected as a separate element of stockholders’ equity (deficit) on the Company’s unaudited condensed consolidated interim balance sheets. Any material intercompany transactions and balances have been eliminated upon consolidation.
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
NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”) was jointly owned by the Company and certain researchers from the University of California and was organized to pursue certain cell therapies, focusing initially on Huntington’s Disease. Until November 2025, the Company owned 47.5% of the outstanding capital stock of NeuroAirmid. The Company consolidated NeuroAirmid despite not having majority ownership interest as it had the ability to influence decision making and financial results through contractual rights and obligations as per Accounting Standards Codification (“ASC”) 810, Consolidation. On October 28, 2025, a special committee of the Board of Directors approved the Company entering into a stock redemption agreement whereby NeuroAirmid redeemed the shares of NeuroAirmid capital stock held by the Company in exchange for the right to receive 5% of the net revenues recognized by NeuroAirmid in connection with the sale, lease, license, transfer, distribution or use of any products, assets or services of NeuroAirmid developed or commercialized for the purpose of treating Huntington’s Disease (the “NeuroAirmid Transaction”). The NeuroAirmid Transaction was completed on November 25, 2025 and NeuroAirmid was subsequently deconsolidated with an immaterial impact on the Company’s financial statements.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (ii) the reported amounts of revenues and expenses during the reporting period, in each case with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to assumptions used to value stock-based awards, liability-classified warrants, the tranche liability and the derivative related to the Roth Committed Equity Facility. Actual results could differ materially from those estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary located in Australia is the Australian Dollar. Balance sheets prepared in the functional currencies are translated to the reporting currency at exchange rates in effect at the end of the accounting period, except for stockholders’ equity (deficit) accounts, which are translated at rates in effect when these balances were originally recorded. Revenue and expense accounts are translated using an average exchange rate during the period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss in the accompanying unaudited condensed consolidated interim balance sheets. Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the functional currency are included in earnings as incurred.
Tranche liability
Commitments to issue common stock and warrants in connection with future equity financings are accounted for as outstanding contingently issuable instruments. The contingently issuable instruments are evaluated to determine if they are freestanding and their classification as equity or liability instruments. The Company determined that the contingently issuable instruments are liability classified due to settlement provisions that preclude equity classification. The Company recognizes a tranche liability for these contingently issuable instruments (the “Tranche Liability”) at fair value upon issuance. The Tranche Liability is remeasured to fair value each reporting period until settled or expired, with a charge or credit to the unaudited condensed consolidated interim statements of operations. Refer to Note 6, Stockholders’ Equity (Deficit), for details.
Roth Committed Equity Facility
The Company accounts for its right to require Roth to purchase shares of its common stock under the Roth Committed Equity Facility as a freestanding derivative instrument that does not qualify for equity classification. The derivative is recognized at fair value at inception and remeasured to fair value each reporting period, with changes in fair value recognized in other (expense) income, net. Because no consideration was paid for the derivative, its fair value at inception was recognized as a gain on initial recognition in other (expense) income, net within the unaudited condensed consolidated interim statements of operations. Shares issued under the Roth Committed Equity Facility are recorded at fair value on the settlement date, and the difference between the fair value of the shares issued and the proceeds received is recognized as financing costs in other (expense) income, net. Transaction costs related to the Roth Committed Equity Facility, including legal, accounting, registration and other costs, and reimbursements of Roth’s legal fees, are expensed as incurred in general and administrative expense. Refer to Note 5, Fair Value Measurements, and Note 6, Stockholders’ Equity (Deficit), for details.
Concentration of credit risk and other risks and uncertainties
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in Federal Deposit Insurance Corporation insured financial institutions and may at times hold investments at Securities Investor Protection Corporation insured broker-dealers. The Company is exposed to credit risk in the event of a default by the financial institutions holding the Company's cash and cash equivalents to the extent recorded on the balance sheet. At times, these balances exceed federally insured or other protected limits. The Company has not experienced any losses on these accounts and does not believe it is exposed to significant credit risk.
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
Segment reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), and the senior executive leadership team, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Collaboration Agreements
The Company evaluates its contractual arrangements to assess whether such arrangements involve joint operating activities within the scope of ASC 808, Collaborative Arrangements (“Topic 808”). A collaborative arrangement exists if both contractual parties are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activity.
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
Revenue from contracts with customers
For arrangements, or elements of arrangements, in which the counterparty is a customer, the Company recognizes revenue in accordance with ASC 606, when control of promised goods or services is transferred to the customer, in an amount reflecting the consideration the Company expects to be entitled to in exchange. The Company’s steps for recognizing revenue consist of (1) identifying the contract; (2) identifying the performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue upon satisfaction of the performance obligations.
Each contract is assessed at inception to determine whether it should be combined with other contracts entered into at or near the same time with the same customer. The Company evaluates the goods and services promised in each contract to determine whether they are distinct. The Company’s contracts with customers may include licenses of intellectual property, supply of materials, and research and development services. Where a license is limited to the use of materials supplied by the Company and confers no separate benefit, the license is not distinct from the materials and the two are accounted for as a single performance obligation. Customer options are evaluated to determine whether they provide a material right. The transaction price is allocated to each performance obligation based on relative standalone selling price. Contract modifications are accounted for as a separate contract when the additional goods or services are distinct and priced at their standalone selling price, otherwise, they are accounted for as an adjustment to the existing contract.
Revenue from the supply of materials is recognized at a point in time upon delivery in accordance with the agreed shipping terms. Revenue from research and development services is recognized over time using a measure of progress that depicts the transfer of control. Payments received prior to satisfying the related performance obligations are recorded as deferred revenue. For the three and nine months ended September 30, 2026, the Company recognized $0.1 million of revenue under a contract with one customer under Topic 606, and none for the comparable periods in 2025.
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this ASU clarify how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those fiscal years, with early adoption permitted on either a prospective or modified retrospective basis. As all outstanding shares of Series A Preferred Stock were converted into common stock during 2026, the Company does not expect the adoption of this standard to have an impact on its consolidated financial statements and related disclosures.
3. Selected Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets were as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Financial commitment assets	$—	$1,721
Prepaid research and development services	566	585
Prepaid insurance	286	182
Other prepaid expenses	569	227
Other current assets	107	309
Total prepaid expenses and other current assets	$1,528	$3,024

Accrued expenses
Accrued expenses were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Research program and services	$1,385	$231
Accrued compensation	817	812
Other accrued expenses	278	164
Total accrued expenses	$2,480	$1,207
4. Related Party Transactions
Common Stock Warrants
In connection with drawdowns of loan funds by AgeX under a 2022 secured note, the Company issued Juvenescence Limited and its affiliates (“Juvenescence”) equity-classified warrants (the “Former AgeX Warrants”) to purchase 129,593 shares of common stock at exercise prices ranging from $20.75 to $25.85 per share. These warrants expired unexercised between June 2025 and April 2026, including 53,979 warrants that expired during the nine months ended September 30, 2026. None of these warrants remain outstanding as of September 30, 2026. See Note 6, Stockholders’ Equity (Deficit), for details.
Series A Convertible Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement with related parties for a private placement of 965,250 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at $5.18 per share for net proceeds of $4.9 million. As of September 30, 2026, all outstanding shares of Series A Preferred Stock were converted into common stock. See Note 6, Stockholders’ Equity (Deficit).
2025 Convertible Note and Warrants
On September 9, 2025, the Company entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of the Company’s Board of Directors, providing for aggregate borrowing of up to $20.0 million in five tranches tied to certain clinical and operational milestones.
Borrowings under the 2025 Convertible Note bear interest at an annual rate of 10%, initially payable in cash on the first anniversary of the initial funding and on a quarterly basis after. The effective interest rate on the 2025 Convertible Note was 24.41% reflecting the amortization of the debt discount and issuance costs. The 2025 Convertible Note contains customary events of default, including an additional 2% of default interest following an event of default, and has a maturity date of five years after the initial funding date. The Company can prepay the 2025 Convertible Note at any time with no penalty. The Company is required to repay all obligations outstanding under the 2025 Convertible Note in cash in the event of certain liquidity events or a change of control of the Company, all as defined in the 2025 Convertible Note.
The 2025 Convertible Note is convertible, at the option of the holder, into shares of the Company’s common stock, at any time until the maturity date at a conversion price of $5.18 per share. The conversion price is subject to standard anti-dilution adjustments.
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
Under the 2025 Convertible Note, the Company also issued warrants (“Contingent Warrants”) for the purchase of shares of the Company’s common stock on each funding date in an amount equal to 100% of the number of shares issuable upon conversion of the funds. See Note 6, Stockholders’ Equity (Deficit), for terms regarding these warrants.

While the Contingent Warrants were not legally issued until the Company drew down on the associated tranches of the 2025 Convertible Note, they were considered to be issued for accounting purposes. As no amounts were drawn as of the effective date of the 2025 Convertible Note agreement, the Contingent Warrants were recorded as Financial Commitment Assets (“FCAs”), corresponding to each of the five 2025 Convertible Note tranches, at the initial fair value of the Contingent Warrants of $3.7 million, in prepaid expenses and other current assets in the unaudited condensed consolidated interim balance sheets. The Company determined that the Contingent Warrants were liability classified as the number of shares underlying the warrants was variable (see Note 5, Fair Value Measurements, and Note 6, Stockholders’ Equity (Deficit)).
In September 2025, the Company drew down the first tranche of $5.0 million under the 2025 Convertible Note (“First Tranche”), incurring $0.1 million in transaction costs which were accounted for as a debt discount. The Company also reclassified a pro rata portion of the FCA associated with the First Tranche, recorded at the initial warrant fair value of $2.0 million, as a debt discount resulting in the net carrying value of the 2025 Convertible Note of $2.9 million and issued 965,251 shares underlying the First Tranche Contingent Warrants. In September 2026, the First Tranche Contingent Warrants expired unexercised.
The Company determined that the First Tranche included a compound embedded derivative related to mandatory redemption features in the event of certain liquidity events or change of control of the Company and contingent interest upon an event of default feature. The fair value of the compound embedded derivative is not material and has not been separately recognized on the unaudited condensed consolidated interim balance sheets.
As a condition to the initial closing of the March 2026 PIPE (defined below), the Company and the holders of its 2025 Convertible Note entered into an amendment of such note, effective upon the initial closing, removing any further obligations to borrow or loan funds under the 2025 Convertible Note, other than those related to the outstanding First Tranche loan. In connection with the amendment, the Company remeasured the remaining related contingent warrant liability to fair value immediately prior to extinguishment. The Company derecognized the contingent warrant liability and related undrawn FCA. The net impact was recognized as a loss on extinguishment of financial commitments and contingent warrants in the accompanying unaudited condensed consolidated interim statements of operations.

March 2026 Securities Purchase Agreement
On March 17, 2026, the Company entered into the March 2026 securities purchase agreement (the “March 2026 PIPE”) with a lead investor who is a member of the Company’s Board of Directors and is a lender in the 2025 Convertible Note. In connection with the initial closing of the March 2026 PIPE (“Tranche A”) and the subsequent closing of the March 2026 PIPE (“Tranche B”), the member of the Board of Directors purchased approximately 6.7 million pre-funded warrants and approximately 3.3 million redeemable warrants for an aggregate purchase price of approximately $15.0 million. Upon receiving stockholder approval at the Company’s 2026 Annual Meeting of Stockholders in June 2026, all 6.7 million pre-funded warrants were exercised. See Note 6, Stockholders’ Equity (Deficit).
5. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis consist of its warrant liabilities, its Tranche Liability and its derivative asset related to the Roth Committed Equity Facility. All recurring fair value measurements are categorized within Level 3 of the fair value hierarchy, as the valuations are based on significant unobservable inputs. There were no transfers into or out of Level 3 during the periods presented, other than as described below. The following table presents the Company’s liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Merger Warrant Liability	$55	$283
Contingent Warrant Liability	—	88
Total	$55	$371
Warrant Liabilities
The Company classifies the Contingent Warrants and Merger Warrants (as defined in Note 4, Related Party Transactions, and Note 6, Stockholders’ Equity (Deficit), respectively) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other (expense) income, net within the unaudited condensed consolidated interim statements of operations. The change in fair value of these warrant liabilities resulted in gains of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. The Company will continue adjusting the warrant liabilities for changes in fair value until the earlier of (a) the exercise or expiration of the warrants or (b) when the conditions for equity classification are met, at which time the warrant liabilities will be derecognized.
In March 2026, in connection with the March 2026 PIPE, the Company remeasured the remaining Contingent Warrant liability to fair value immediately prior to extinguishment, resulting in a gain of $0.1 million. See Note 6, Stockholders’ Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of the Merger Warrant and Contingent Warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026 and 2025 (in thousands):

	Merger Warrants	Contingent Warrants	Total
	(unaudited)
Balance as of December 31, 2025	$283	$88	$371
Change in fair value	(228)	16	(212)
Extinguishment	—	(104)	(104)
Balance as of September 30, 2026	$55	$—	$55

Balance as of December 31, 2024	$3,582	$—	$3,582
Fair value at inception	—	3,747	3,747
Change in fair value	(976)	(100)	(1,076)
Reclassification to equity	—	(1,971)	(1,971)
Expiration	(724)	—	(724)
Balance as of September 30, 2025	$1,882	$1,676	$3,558
The Company estimates the fair value of these warrants using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine months ended September 30,
	2026	2025
	(unaudited)
Expected volatility	87.6% - 94.3%	97.4% - 97.5%
Expected term (in years)	1.5 - 2.0	1.0 - 2.5
Risk-free interest rate	3.8% - 4.7%	3.6% - 3.7%
Expected dividend yield	0.0%	0.0%
Expected volatility is estimated using the historical volatilities of comparable publicly traded companies over a period equal to the expected term of the warrants as the Company does not have sufficient trading history. The Company estimates the expected term based on the remaining contractual term of the warrant. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to or approximating the expected term of the warrant.
Tranche Liability
The Company recognized a Tranche Liability for its contingently issuable common shares, pre-funded warrants and redeemable warrants. The Tranche Liability was remeasured to fair value at each reporting period, with changes in fair value recognized as the change in fair value of tranche liability within the accompanying unaudited condensed consolidated interim statements of operations. The Company adjusted the Tranche Liability for changes in fair value until the settlement of the Tranche Liability. See Note 6, Stockholders’ Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of the Tranche Liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026 (in thousands):

Tranche Liability
(unaudited)
Balance as of December 31, 2025	$—
Fair value at inception	3,282
Change in fair value	(1,377)
Settlement of Tranche Liability	(1,905)
Balance as of September 30, 2026	$—
The Company estimated the fair value of the Tranche Liability using an option pricing model that considered the probability of issuance of the instruments. For the contingently issuable redeemable warrants, the probability of exercise of the redemption call option was factored into the expected term. The Company estimated the fair value of the Tranche Liability using the following assumptions:

	Nine months ended September 30, 2026
	Pre-Funded Warrants	Redeemable Warrants
	(unaudited)
Expected volatility	85.8% - 126.5%	95.7% - 99.1%
Expected term (in years)	0.1	4.1
Risk-free interest rate	3.7%	3.8% - 3.9%
Expected dividend yield	0.0%	0.0%

Roth Committed Equity Facility Derivative Asset
The Company’s derivative asset related to the Roth Committed Equity Facility is measured at fair value on a recurring basis using Level 3 inputs. The fair value is estimated using a Monte Carlo simulation that models future purchases under the facility, with value arising from the expected savings relative to the Company’s alternative cost of equity financing once purchases are priced at 93% or 97% of the volume-weighted average price. Significant unobservable inputs include the alternative financing cost (7.0%), expected volatility (100.0%), the expected timing, size and session mix of purchases, and the expected use of the exchange cap, including purchases at or above the minimum price. Because no consideration was paid for the derivative, the model is not calibrated to a transaction price, and the fair value of $0.2 million at inception was recognized as a gain on initial recognition in other (expense) income, net. The fair value of the derivative was $0.1 million as of September 30, 2026 and is included in other assets. See Note 6, Stockholders’ Equity (Deficit).
The following is a reconciliation of the beginning and ending balances of the derivative asset measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 (in thousands):

Nine months ended September 30, 2026
Derivative Asset
(unaudited)
Balance as of December 31, 2025	$—
Gain on initial recognition	157
Loss from change in fair value	(87)
Balance as of September 30, 2026	$70
6. Stockholders’ Equity (Deficit)
Increase in Authorized Shares
Effective June 17, 2026, the Company’s stockholders approved an amendment to the Company’s First Amended and Restated Certificate of Incorporation at the Company’s 2026 Annual Meeting of Stockholders to increase the number of authorized shares of common stock, par value $0.0001 per share, from 40.0 million shares to 125.0 million shares.
March 2026 Securities Purchase Agreement
On March 17, 2026, the Company entered into the March 2026 PIPE with certain investors, pursuant to which the Company agreed to issue and sell, in a private placement, shares of its common stock, par value $0.0001 per share, pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) and redeemable warrants to purchase shares of common stock (the “Redeemable Warrants” and, collectively, the “Securities”). The purchase price for the Securities in the March 2026 PIPE was $2.25 per share of common stock (or $2.2499 per Pre-Funded Warrant, reflecting a $0.0001 exercise price).
The Pre-Funded Warrants were issued in lieu of common stock to certain investors to satisfy applicable beneficial ownership and stockholder approval requirements. The Pre-Funded Warrants are exercisable for shares of common stock at an exercise price of $0.0001 per share, subject to certain adjustments. The Pre-Funded Warrants became exercisable upon stockholder approval in June 2026. The Pre-Funded Warrants will remain outstanding and exercisable until exercised in full. As of September 30, 2026, 306,009 Pre-Funded Warrants remained outstanding and unexercised.
Each March 2026 PIPE investor also received a Redeemable Warrant to purchase a number of shares of common stock equal to 50% of the common shares or Pre-Funded Warrants purchased in the March 2026 PIPE. The Redeemable Warrants have an exercise price of $5.00 per share, subject to certain adjustments. The Redeemable Warrants became exercisable upon stockholder approval in June 2026, and have a four-year term. The Company has the right to call the Redeemable Warrants, in whole or in part, for redemption at a price of $0.01 per underlying share of common stock at any time that the closing price of the Company’s common stock equals or exceeds $10.00 per share, subject to adjustment, following the earlier of (i) 30 days after the dosing of the first patient in Cohort 2 of the Company’s SER-252 Phase 1b single-ascending dose (SAD) clinical study or (ii) September 30, 2026. Holders will have 30 days from the Company’s exercise of the call option to exercise the Redeemable Warrants prior to redemption.
The Pre-Funded Warrants and Redeemable Warrants both also contain customary beneficial ownership limitations and customary anti-dilution adjustments. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Redeemable Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock.
The March 2026 PIPE provided that at the initial closing on or before March 20, 2026, investors would purchase at least an aggregate of $15.0 million of Securities under Tranche A. Investors were also given the right for one or more additional closings of up to an aggregate of $15.0 million under Tranche B, with an obligation for investors to purchase at least an aggregate $5.0 million of Securities under Tranche B within 20 days after the closing of Tranche A, with the lead investor obligated to backstop such amount, subject to syndication. Any additional amounts purchased under Tranche B above the $5.0 million were required to be funded within a subsequent 20-day period.
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
Upon closing, total gross proceeds received under the March 2026 PIPE were $21.2 million. The closing also satisfied the requirements for the automatic conversion of all outstanding shares of the Series A Preferred Stock and any accrued but unissued PIK Shares (defined below) into shares of the Company’s common stock. The conversion price of the Series A Preferred Stock was also automatically adjusted to $2.25 per share from $5.18 per share.
In connection with the March 2026 PIPE, the Company entered into a Registration Rights Agreement covering the resale of the registrable securities on May 22, 2026, which was declared effective on June 3, 2026.
On June 17, 2026, pursuant to the terms of the Pre-Funded Warrants, upon receiving stockholder approval at the Company’s 2026 Annual Meeting of Stockholders, 8,161,492 of the Pre-Funded Warrants were promptly net exercised into 8,161,444 shares of common stock as of June 19, 2026.
The Company concluded that the common stock, Pre-Funded Warrants and Redeemable Warrants issued in the Tranche A closing met the conditions for equity classification and, accordingly, were recorded in additional paid-in capital on issuance. The Company determined that the commitment to issue common stock, Pre-Funded Warrants and Redeemable Warrants under Tranche B is liability classified, since the number of Securities issuable varies based on the number of Securities ultimately purchased by investors. The Company recognized a Tranche Liability at fair value for these contingently issuable instruments, which were remeasured to fair value each reporting period until settlement or expiration, with a charge or credit to change in fair value of tranche liability in the unaudited condensed consolidated interim statements of operations. The remaining proceeds were allocated to the Securities issued in Tranche A and recorded in additional paid-in capital.
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
Series A Preferred Stock
On April 8, 2025, the Company entered into a securities purchase agreement for a private placement of 965,250 shares of Series A Preferred Stock, par value $0.0001 per share, at $5.18 per share for net proceeds of $4.9 million. The Series A Preferred Stock earned cumulative dividends at a rate of 8% per annum that were declared annually beginning on March 31, 2026, and paid in shares of the Company’s common stock (“PIK Shares”).
The closing of the March 2026 PIPE in April 2026 reduced the Series A Preferred Stock conversion price from $5.18 to $2.25 per share, triggering both the mandatory conversion of all outstanding Series A Preferred Stock and the down-round protection feature under ASC 260, Earnings Per Share. To comply with NYSE American rules, conversion occurred in two tranches: a limited portion converted in May 2026 without stockholder approval, and the remainder converted on June 17, 2026, following stockholder approval obtained at the Company’s 2026 Annual Meeting of Stockholders. Upon completion of the second tranche, all shares of Series A Preferred Stock converted into approximately 2.2 million shares of common stock. The triggered down-round feature resulted in a deemed dividend of $2.5 million, recorded as a debit and offsetting credit to additional paid-in capital on the accompanying unaudited condensed consolidated interim balance sheets, with no net impact on total stockholders’ equity.
On October 5, 2026, the Company filed a Certificate of Elimination with the Delaware Secretary of State to remove the Series A designation from its certificate of incorporation. The 965,250 shares previously designated as Series A Preferred Stock are now authorized but undesignated preferred stock.
Merger Warrants
In connection with the March 2024 Merger, the Company issued each holder of AgeX common stock three warrants (“Post-Merger Warrants”) for each five shares of AgeX common stock held by such stockholder, as well as warrants to purchase shares of its common stock (“Incentive Warrants”). In November 2024, the Company entered into a subsequent transaction with Juvenescence whereby Juvenescence surrendered its outstanding Post-Merger Warrants, including all underlying Incentive Warrants, and the Company would issue warrants to replace the surrendered warrants (“Replacement Incentive Warrants” and together with the Incentive Warrants, the “Merger Warrants”). As of September 30, 2026, Juvenescence held 377,865 Incentive Warrants and 755,728 Replacement Incentive Warrants, and an additional 65 Incentive Warrants were held by other holders (377,930 Incentive Warrants outstanding in total). The Merger Warrants have an exercise price of $18.00 per share and expire on March 26, 2028. The Company classifies the Incentive and Replacement Incentive Warrants as liabilities. See Note 5, Fair Value Measurements, regarding accounting for warrant liabilities.
Contingent Warrants
On September 9, 2025, in connection with the 2025 Convertible Note, the Company agreed to issue to the lender Contingent Warrants exercisable into an aggregate of up to 3,861,004 shares of the Company’s common stock based on amounts drawn under the note with an exercise price equal to $5.44 per share.
As the number of shares underlying each Contingent Warrant was not fixed and varied depending on the amount drawn under each tranche of the 2025 Convertible Note, the Contingent Warrants did not meet equity classification criteria and were recorded as a warrant liability.
In September 2025, upon the Company’s drawdown of the First Tranche of the 2025 Convertible Note, the number of shares underlying the First Tranche Contingent Warrants became fixed at 965,251 shares and equity classification criteria were met. Therefore, the Company remeasured the warrant liability related to the First Tranche Contingent Warrants to the fair value of $2.0 million, and reclassified the First Tranche Contingent Warrants from liabilities to additional paid-in capital.
In March 2026, in connection with the amendment of the 2025 Convertible Note, the remaining Contingent Warrants were extinguished. No liability-classified Contingent Warrants remain outstanding as of September 30, 2026. See Note 4, Related Party Transactions, and Note 5, Fair Value Measurements, for additional information on the Contingent Warrants.
Former AgeX Warrants
The Former AgeX Warrants were equity-classified warrants issued to Juvenescence in connection with drawdowns of loan funds by AgeX under a 2022 secured note. During the nine months ended September 30, 2026, 53,979 Former AgeX Warrants expired, and none were issued and outstanding as of September 30, 2026.
At-the-Market Offerings
On April 25, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (the “Sales Agent”), with respect to an at-the-market (“ATM”) program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. The Company will pay the Sales Agent a commission of up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. As of September 30, 2026, the Company had sold approximately 3.6 million shares of its common stock, resulting in gross proceeds of $13.2 million.
Roth Committed Equity Facility
On August 21, 2026, the Company entered into a common stock purchase agreement and a related registration rights agreement with Roth, establishing the Roth Committed Equity Facility. Under the Roth Committed Equity Facility, the Company may sell up to $25.0 million of its common stock to Roth from time to time at the Company’s sole discretion over a period of up to 36 months, subject to certain limitations and conditions, including the effectiveness of a registration statement covering the resale of the shares, which was declared effective by the SEC on August 31, 2026. The purchase price per share is based on the volume-weighted average price of the Company’s common stock, less a discount of 3.0% to 7.0%. As of September 30, 2026, $23.1 million remained available under the Roth Committed Equity Facility, subject to the NYSE American limitations. Under NYSE American rules, without stockholder approval, sales priced below a minimum price determined under those rules are limited to approximately 5.1 million shares (19.99% of the shares outstanding immediately before the purchase agreement was executed). Sales at or above the minimum price are not subject to this limit.
During the nine months ended September 30, 2026, the Company sold approximately 1.0 million shares of its common stock to Roth under the Roth Committed Equity Facility for aggregate proceeds of $1.9 million, at an average price of $1.87 per share. The shares were recorded in equity at fair value of $2.0 million on their respective issuance dates, and the $0.1 million difference between the fair value and proceeds received was recognized as financing costs within other (expense) income, net. Transaction costs of $0.3 million, including legal, accounting, registration and other costs, and reimbursements of Roth’s legal fees, were expensed as incurred in general and administrative expense.

The Company determined that its right to require Roth to purchase shares under the Roth Committed Equity Facility is a freestanding derivative instrument that does not qualify for equity classification, and it is measured at fair value with changes in fair value recognized in earnings. The derivative is classified within Level 3 of the fair value hierarchy. See Note 5, Fair Value Measurements.
7. Stock-Based Awards
Equity Incentive Plan Awards
On January 1, 2026, in connection with our Serina 2024 Equity Incentive Plan (the “2024 Incentive Plan”) evergreen increase provision, 535,478 additional shares were automatically added to the shares authorized under the 2024 Incentive Plan.
On June 17, 2026, the Company’s stockholders approved an amendment to the 2024 Incentive Plan to (i) increase the share reserve by an additional 2.0 million shares, from 3,210,478 shares to 5,210,478 shares and (ii) revise the evergreen increase mechanism such that the next automatic increase (equal to 5% of outstanding common stock as of the last day of the immediately preceding fiscal year) will occur beginning on January 1, 2027.
A summary of stock option activity and related information under all equity plans is as follows:

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	(unaudited)
Balance at December 31, 2025	3,157	$5.18	7.0	$2,282
Granted	1,511	$2.23
Exercised	(148)	$0.06
Cancelled/Forfeited	(71)	$0.06
Balance at September 30, 2026	4,449	$4.43	7.5	$2,058
Options exercisable at September 30, 2026	2,128	$4.72	5.9	$1,964
Stock-based Compensation Expense
During the nine months ended September 30, 2026, the weighted average grant date fair value of stock options granted was $1.79 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $0.3 million and $1.0 million, respectively. Total unrecognized compensation cost related to unvested stock option grants was $7.1 million as of September 30, 2026 and is expected to be recognized over a period of 2.2 years.
Stock-based compensation expense has been allocated to operating expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
Research and development	$249	$218	$787	$637
General and administrative	821	781	2,411	2,208
Total stock-based compensation expense	$1,070	$999	$3,198	$2,845
8. Income Taxes
The Company maintains a full valuation allowance against its deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. There were no unrecognized tax benefits as of September 30, 2026 and 2025 that, if recognized, would affect the Company’s effective tax rate.
9. Commitments and Contingencies
Leases
In August 2026, the Company amended its existing operating lease for laboratory space located in Huntsville, Alabama to extend the lease term by 36 months through August 2029, at an annual base rent of $0.1 million. Beginning in the third year of the extended term, base rent is subject to adjustment based on changes in the Consumer Price Index, with increases capped at 2% per year. The landlord may terminate the lease before its expiration upon 180 days written notice. The

Company accounted for the amendment as a lease modification and remeasured the lease liability, resulting in an increase of $0.2 million to the lease liability and corresponding increase to the right-of-use asset.
Litigation – General
The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. The Company is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.
Indemnification
In the normal course of business, the Company may provide indemnifications of varying scope under the Company’s agreements with other companies or consultants, typically for the Company’s research and development programs. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the Company’s research and development. Indemnification provisions could also cover third-party infringement claims with respect to patent rights, copyrights, or other intellectual property licensed from the Company to third parties. Office and laboratory leases will also generally indemnify the lessor with respect to certain matters that may arise during the term of the lease.
10. Net Loss Per Common Share
Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share attributable to common stockholders is calculated for the periods presented as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
Net loss	$(7,906)	$(4,595)	$(21,160)	$(15,879)
Net loss attributable to noncontrolling interest	—	10	—	33
Deemed dividend on down round provision from Series A Preferred Stock	—	—	(2,539)	—
Undeclared Series A Preferred Stock dividends	—	(101)	(74)	(217)
Net loss attributable to Serina common stockholders	$(7,906)	$(4,686)	$(23,773)	$(16,063)
Weighted-average common shares outstanding, basic and diluted	25,413	10,339	18,013	10,032
Net loss per common share, basic and diluted	$(0.31)	$(0.45)	$(1.32)	$(1.60)
For each of the three and nine months ended September 30, 2026 and 2025, the Company had net losses. See the following table for all the potential dilutive securities that were excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
Stock options	4,449	3,142	4,449	3,142
Warrants	6,151	3,008	6,151	3,008
Series A Preferred Stock	—	1,003	—	1,003
2025 Convertible Note	965	—	965	—
Total anti-dilutive securities	11,565	7,153	11,565	7,153
11. Segment Reporting
The Company has one reportable segment relating to the research and development of its POZ platform.
The Company’s CODM, its CEO, and the senior executive leadership team manage the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses by specific categories to make informed decisions.
The table below is a summary of the significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
Revenue	$125	$—	$125	$130
Less:
Research and development
Project specific (1)	2,422	1,653	5,915	4,367
Non-project specific (2)	279	120	368	500
Compensation (3)	1,749	1,740	4,873	4,490
Infrastructure Management and Facilities	158	121	431	348
Depreciation	19	17	55	49
General and administrative
Professional and outside service fees (4)	1,560	1,097	4,095	3,198
Compensation (3)	1,573	1,545	4,716	4,725
Infrastructure Management and Facilities	226	99	597	268
Total operating expenses	7,986	6,392	21,050	17,945
Loss from operations	(7,861)	(6,392)	(20,925)	(17,815)
Total other (expense) income, net	(45)	1,797	(235)	1,936
NET LOSS	$(7,906)	$(4,595)	$(21,160)	$(15,879)
(1) Research and development project specific expenses largely consist of costs incurred to develop the Company’s lead product candidate, SER-252 (POZ-apomorphine) as well as expenses incurred to develop other small molecules, RNA-based therapeutics and ADCs.
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
12. Subsequent Events
As described in Note 2, the Company and NeuroAirmid entered into a stock redemption agreement in November 2025 (the “Redemption Agreement”), under which NeuroAirmid redeemed the shares of its capital stock held by the Company in exchange for the Company’s right to receive a percentage of certain net revenues of NeuroAirmid and a payment upon certain corporate transactions.
On November 12, 2026, the Company, NeuroAirmid and Lineage Cell Therapeutics, Inc., a California corporation (“Lineage”), agreed to terminate the redemption agreement, including the Company’s rights to the royalty and the corporate transaction payment, in-exchange for a one-time cash payment of $1.0 million to the Company. The termination agreement also provides for mutual releases among the parties of claims arising prior to the closing, including claims under the redemption agreement. The Termination Agreement was reviewed and approved by a special committee of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements for the years ended December 31, 2025 and 2024 in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026, as amended on March 27, 2026, and our other periodic reports and documents filed from time to time with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Forward-Looking Statements,” above. Forward‑looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part II, Item 1A.

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
Since inception, our operations have been financed primarily by aggregate net proceeds from the issuance of common stock, private placements, convertible preferred stock, convertible notes, warrant exercises, our at-the-market (“ATM”) program and our committed equity facility with Roth Principal Investments, LLC (“Roth”), entered into on August 21, 2026 (the “Roth Committed Equity Facility”). Since our inception in 2006, we have had significant operating losses. Our operating loss was $20.9 million and $17.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $84.7 million and $19.4 million in cash and cash equivalents.
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
Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected by the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, attorneys, and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities as we:
•advance our lead product candidate, SER-252, through Phase I clinical trials;

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
Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data based on our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual conditions may differ from our assumptions and actual results may differ from our estimates.
An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur, that could materially impact the financial statements. Other than noted below, management believes that there have been no significant changes during the three and nine months ended September 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 25, 2026, as amended on March 27, 2026.
Tranche Liability
Commitments to issue common stock and warrants in connection with future equity financings are accounted for as outstanding contingently issuable instruments. The contingently issuable instruments are evaluated to determine if they are freestanding and their classification as equity or liability instruments. We determine the accounting classification of contingently issuable instruments, as either liability or equity, by first assessing whether they meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, instruments are considered liability classified if they are mandatorily redeemable, thereby obligating us to settle the instrument or the underlying shares by paying cash or other assets, or instruments that must or may require settlement by issuing a variable number of shares. If the contingently issuable instruments do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the instruments do not require liability classification under ASC 815-40, and in order to conclude equity classification, we also assess whether they are indexed to our common stock and whether they are classified as equity under ASC 815-40 or other applicable

U.S. GAAP. After all relevant assessments, we conclude whether the instruments are classified as liability or equity. Liability-classified contingently issuable instruments are recorded as a tranche liability at fair value upon issuance and are subsequently remeasured to fair value each reporting period until settlement with all changes in fair value recorded in the unaudited condensed consolidated interim statements of operations. Equity-classified contingently issuable instruments are recorded at fair value upon issuance and are not subsequently remeasured.
Components of Operating Results
Revenue
Revenue from contracts with customers
Our revenue from contracts with customers relates to an agreement for the manufacturing and supply of materials and a nonexclusive license to our intellectual property.
Grant Revenue
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
Research and Development Expenses
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
•laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•facility-related costs, laboratory supplies and equipment used for internal research and development activities.
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
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•effective competition with other therapies;
•obtainment and maintenance of coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
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
In January 2026, we announced that the FDA had cleared the IND application for SER-252, which allowed us to proceed with regulatory and site-level activities to support initiation of a planned Phase 1b registrational clinical study evaluating SER-252 in patients with advanced Parkinson’s disease. In February 2026, we enrolled and dosed our first patient into the clinic. In August 2026, we completed Cohort 1 of the study’s single ascending dose (SAD) arm and received approval from the independent Safety Monitoring Committee (SMC) to proceed with enrollment and dosing of SAD Cohort 2.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing SER-252 and our other product candidates through clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs and other expenses for outside professional services, including legal, recruiting, audit and accounting, insurance and facility-related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with the NYSE American Company Guide and SEC requirements, director and officer insurance costs, and investor relations costs associated with being a public company.
Other (Expense) Income, Net
Our other (expense) income, net is comprised of interest income on our cash equivalents, changes in fair value of our liability-classified instruments (warrants, and tranche liability), gains/(losses) from the extinguishment of such liabilities and the 2025 Convertible Note, interest accrued on the 2025 Convertible Note, Roth Committed Equity Facility financing costs and changes in fair value of the associated derivative asset, and foreign currency transaction gains/(losses).
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		$ Increase/ (Decrease)	Nine months ended September 30,		$ Increase/ (Decrease)
	2026	2025		2026	2025
	(unaudited)
REVENUES
Contract revenues	$125	$—	$125	$125	$—	$125
Grant revenues	—	—	—	—	130	(130)
Total revenues	125	—	125	125	130	(5)
OPERATING EXPENSES
Research and development	4,627	3,651	976	11,642	9,754	1,888
General and administrative	3,359	2,741	618	9,408	8,191	1,217
Total operating expenses	7,986	6,392	1,594	21,050	17,945	3,105
Total other (expense) income, net	(45)	1,797	(1,842)	(235)	1,936	(2,171)
NET LOSS	$(7,906)	$(4,595)	$(3,311)	$(21,160)	$(15,879)	$(5,281)

Revenue
Revenue from contracts with customers under Topic 606 was $0.1 million for the three and nine months ended September 30, 2026, and none for the comparable periods in 2025.
Grant revenue was zero and $0.1 million for the three and nine months ended September 30, 2025, respectively, and zero for the comparable periods in 2026.
Research and Development Expenses
Research and development expenses were $4.6 million for the three months ended September 30, 2026, compared to $3.6 million for the same period in 2025. The $1.0 million increase was primarily driven by a $1.1 million increase in clinical-related activities, a $0.5 million increase in contract manufacturing expenses, increases of $0.3 million in salaries, payroll-related expenses and stock-based compensation, and a $0.1 million increase in miscellaneous expense amounts that were individually insignificant. These increases were partially offset by decreases of $0.7 million amortization for a prepaid technology access fee that was fully amortized in 2025 and a $0.3 million decrease in consultant spend.
Research and development expenses were $11.6 million for the nine months ended September 30, 2026, compared to $9.7 million for the same period in 2025. The increase of $1.9 million was primarily driven by a $2.4 million increase in clinical-related activities, increases of $0.9 million in salaries, payroll-related expenses and stock-based compensation as a result of increased headcount, and a $0.5 million increase in contract manufacturing expenses. These increases were partially offset by a $1.0 million amortization for a prepaid technology access fee that was fully amortized in 2025, a $0.6 million decrease in consultant spend, and a $0.3 million decrease in outsourced and preclinical research expenses.
General and Administrative Expenses
General and administrative expenses were $3.3 million for the three months ended September 30, 2026, compared to $2.7 million for the same period in 2025. The increase of $0.6 million was primarily driven by a $0.5 million increase in legal expenses related to financing activities and general corporate matters and a $0.1 million increase in salaries, payroll-related expenses, stock-based compensation and recruiting.
General and administrative expenses were $9.4 million for the nine months ended September 30, 2026, compared to $8.2 million for the same period in 2025. The increase of $1.2 million was primarily driven by a $1.0 million increase in legal expenses related to financing activities, general corporate matters and patents, a $0.2 million increase in salaries, payroll-related expenses, stock-based compensation and board fees, and a $0.1 million increase in miscellaneous expense amounts that were individually insignificant. These increases were partially offset by a $0.3 million decrease in consultant spend and non-employee stock-based compensation.
Other (Expense) Income, Net
Other expense, net was immaterial for the three months ended September 30, 2026, compared to $1.8 million income for the same period in 2025. The $1.8 million decrease was primarily attributable to decreases of $1.0 million related to a 2025 non-cash gain resulting from the change in the fair value of our liability-classified warrants and $0.7 million related to a 2025 non-cash gain on the expiration of warrants, and a $0.2 million increase in interest expense related to the 2025 Convertible Note and a $0.1 million net charge related to the Roth Committed Equity Facility, consisting of financing costs partially offset by the net gain on the related derivative. These decreases were partially offset by a $0.1 million increase in interest income due to higher cash balances.
Other expense, net was $0.2 million for the nine months ended September 30, 2026, compared to other income, net of $1.9 million for the same period in 2025. The $2.1 million decrease was primarily attributable to decreases of $1.6 million related to a net non-cash loss on the extinguishment of financial commitment assets and contingent warrants in connection with the amendment of our 2025 Convertible Note, $0.9 million related to a lower non-cash gain from the change in the fair value of our liability-classified warrants due to stock price movements, $0.7 million related to a 2025 non-cash gain on the expiration of warrants, a $0.6 million increase in interest expense related to the 2025 Convertible Note and a $0.1 million net charge relating to the Roth Committed Equity Facility, consisting of financing costs partially offset by the net gain on the related derivative. These decreases were partially offset by a $1.4 million non-cash gain from the change in fair value of the Tranche Liability in connection with the March 2026 securities purchase agreement (the “March 2026 PIPE”) and a $0.3 million increase in interest income due to higher cash balances.

See Note 5, Fair Value Measurements, and Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information on fair value adjustments associated with the Tranche Liability in connection with the March 2026 PIPE, and the liability-classified Merger Warrants and Contingent Warrants.
Liquidity and Capital Resources
Sources of Liquidity
We had $19.4 million in cash and cash equivalents as of September 30, 2026. Our operations have been financed primarily by the issuance of common stock, private placements, convertible preferred stock, convertible notes, warrant exercises, our ATM program and the Roth Committed Equity Facility.
In April 2025, we entered into a securities purchase agreement with certain investors for a private placement of 965,250 shares of newly authorized Series A Convertible Preferred Stock (the “Series A Preferred Stock”), at a purchase price of $5.18 per share, resulting in net proceeds of $4.9 million. Each share of Series A Preferred Stock was convertible into shares of our common stock, at a conversion price of $5.18 per share, subject to standard anti-dilution adjustments, and earned cumulative dividends at a rate of 8% per annum that were declared annually beginning on March 31, 2026, and paid in shares of our common stock (“PIK Shares”). In April 2026, upon closing of the March 2026 PIPE, requirements were satisfied, subject to stockholder approval, for the automatic conversion of all outstanding shares of the Series A Preferred Stock and any accrued but unissued PIK Shares into shares of our common stock. The conversion price of the Series A Preferred Stock was also automatically adjusted to $2.25 per share from $5.18 per share. Upon stockholder approval in June 2026, the remaining Series A Preferred Stock converted into 2.2 million shares of our common stock at the adjusted conversion price of $2.25 per share. No shares of Series A Preferred Stock remained outstanding as of September 30, 2026.
Additionally, on April 25, 2025, we entered into a sales agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (the “Sales Agent”), with respect to an at-the-market program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $13.3 million through the Sales Agent. We pay the Sales Agent a commission of up to 3.0% of the gross sales proceeds of any shares sold under the Sales Agreement. During the nine months ended September 30, 2026, we sold 3.1 million shares of our common stock at a weighted-average sales price of $3.35, resulting in gross proceeds of $10.4 million under the ATM. Since the inception of the ATM through September 30, 2026, we have issued 3.6 million shares of common stock under the ATM program at a weighted-average sales price of $3.67, resulting in gross proceeds of $13.2 million.
On September 9, 2025, we entered into an unsecured convertible note (the “2025 Convertible Note”) with a member of our Board of Directors, making available to us an aggregate principal amount of up to $20.0 million. Under the 2025 Convertible Note, borrowings were to be drawn at our discretion in five tranches tied to certain clinical and operational milestones.
The 2025 Convertible Note is convertible, at the option of the holder, into shares of our common stock, at any time until the maturity date at a conversion price of $5.18 per share. The conversion price is subject to standard anti-dilution adjustments.
In September 2025, we drew down the first tranche of $5.0 million under the 2025 Convertible Note (“First Tranche”), incurring $0.1 million in transaction costs which were accounted for as a debt discount.
On March 17, 2026, we entered into the March 2026 PIPE, a private placement of common stock and pre-funded warrants led by a member of the Board of Directors, at $2.25 per share. Each share of common stock and pre-funded warrant was accompanied by redeemable warrants to purchase a number of shares equal to 50% of the aggregate shares purchased at an exercise price of $5.00 per share. The redeemable warrants expire four years from the date of issuance and are callable by us upon the earlier of (i) 30 days following the dosing of the first patient in Cohort 2 of the SER-252 Phase 1b SAD study, or (ii) September 30, 2026, and in each case subject to our share price equaling or exceeding $10.00 per share on the relevant date. In August 2026, we dosed the first patient in Cohort 2 of the SER-252 Phase 1b SAD study. As of September 30, 2026, the share price condition had not been met and the redeemable warrants were not callable. Under the terms of the agreements, the initial funding provided for at least $15.0 million of gross proceeds, with one or more additional closings for aggregate gross proceeds of at least $5.0 million and up to $15.0 million to be funded within 20 days after the initial closing, subject to the satisfaction of customary closing conditions. As of September 30, 2026, we had received gross proceeds of $21.2 million in connection with the March 2026 PIPE. In connection with the closing of the March 2026

PIPE, the 2025 Convertible Note was amended to remove any further obligations to borrow or loan funds under the 2025 Convertible Note.
On August 21, 2026, we entered into the Roth Committed Equity Facility. Under the Roth Committed Equity Facility, we may sell up to $25.0 million of our common stock to Roth from time to time at our sole discretion over a period of up to 36 months, subject to certain limitations and conditions, including the effectiveness of a registration statement covering the resale of the shares, which was declared effective by the SEC on August 31, 2026. The purchase price per share is based on the volume-weighted average price of our common stock, less a discount of 3.0% to 7.0%. As of September 30, 2026, $23.1 million remained available under the Roth Committed Equity Facility. However, the amount we can raise under the Roth Committed Equity Facility is subject to significant limitations, including the exchange cap under NYSE American rules, limits based on the trading volume of our common stock, the 4.99% beneficial ownership limitation, the $0.50 minimum closing price condition and the market price of our common stock at the time of each sale. It is possible that the amount raised could be less than the $23.1 million remaining available as of September 30, 2026. Accordingly, the Roth Committed Equity Facility does not assure us of any particular amount of funding.
Through September 30, 2026, we had sold approximately 1.0 million shares to Roth under the Roth Committed Equity Facility for aggregate proceeds of $1.9 million, at an average price of $1.87 per share. The shares were recorded in equity at fair value of $2.0 million on their respective issuance dates, and the $0.1 million difference between fair value and aggregate proceeds received was recognized as financing costs in other (expense) income, net. We expensed $0.3 million of transaction costs as incurred in general and administrative expense, including legal, accounting, registration and other costs, and reimbursements of Roth’s legal fees.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Since inception, we have had significant operating losses and negative cash flows and as of September 30, 2026, we had an accumulated deficit of $84.7 million. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations within twelve months of the issuance date of our unaudited condensed consolidated interim financial statements included in this Report, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our unaudited condensed consolidated interim financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
We believe that our cash on hand will not be sufficient to enable us to fund our operations for at least twelve months following the issuance of the unaudited condensed consolidated interim financial statements based on our current plan. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.
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
•the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing, and distribution, for any of our product candidates for which we may receive marketing approval;
•the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
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

Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (in thousands):

	Nine months ended September 30,
	2026	2025	Change
	(unaudited)
Net cash used in operating activities	$(16,747)	$(11,922)	$(4,825)
Net cash used in investing activities	(56)	(59)	3
Net cash provided by financing activities	33,141	16,931	16,210
Effect of foreign currency on cash and cash equivalents	9	(2)	11
Net increase in cash and cash equivalents	$16,347	$4,948	$11,399
Operating Activities
Net cash used in operating activities was $16.7 million for the nine months ended September 30, 2026, and consisted primarily of our net loss of $21.2 million, partially offset by net non-cash charges of $4.1 million and favorable changes in operating assets and liabilities of $0.4 million. Non-cash charges consisted primarily of $3.2 million in stock-based compensation, a $1.6 million loss on extinguishment of financial commitment assets and contingent warrants in connection with the March 2026 PIPE, $0.6 million in non-cash interest expense and amortization of debt issuance costs related to the 2025 Convertible Note, $0.2 million of non-cash lease expense, and $0.1 million in non-cash financing costs and changes in fair value of the associated derivative asset related to the Roth Committed Equity Facility. These changes were partially offset by a non-cash gain of $1.6 million related to the change in fair value of our liability-classified instruments. The changes in operating assets and liabilities were driven primarily by a $1.2 million increase in accrued expenses and $0.1 million in other net favorable changes that were individually insignificant, partially offset by a $0.5 million decrease in accounts payable, a $0.2 million increase in prepaid expenses and other current assets and a $0.2 million decrease in operating lease liabilities.
Net cash used in operating activities was $11.9 million for the nine months ended September 30, 2025, and consisted primarily of our net loss of $15.9 million, partially offset by non-cash charges of $1.4 million and favorable changes in operating assets and liabilities of $2.6 million. Non-cash charges consisted primarily of stock-based compensation of $2.8 million, non-cash lease expenses of $0.2 million, and $0.2 million in other non-cash changes that were individually insignificant, partially offset by a $1.1 million gain from the change in fair value of liability-classified instruments and a gain on warrant expiration of $0.7 million. Changes in operating assets and liabilities consisted primarily of increases of $2.0 million in accounts payable and $0.2 million in other current liabilities, a decrease of $0.8 million in prepaid expenses and other current assets, and $0.1 million in other changes that were individually insignificant, partially offset by decreases of $0.3 million in accrued expenses and $0.2 million in operating lease liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 consisted entirely of purchases of equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $33.1 million and consisted of $21.1 million of net proceeds received from our March 2026 PIPE, $10.2 million of net proceeds from our ATM and $1.9 million in aggregate proceeds from our Roth Committed Equity Facility. See Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $16.9 million and was primarily due to net proceeds received of $4.9 million from issuance of common stock to Juvenescence in January 2025, $4.9 million in net proceeds from the April 2025 Securities Purchase Agreement entered into with certain investors for a private placement of securities, $4.9 million in net proceeds received for the First Tranche drawdown under the

2025 Convertible Note, and $2.2 million net proceeds from our ATM. See Note 6, Stockholders’ Equity (Deficit), to our unaudited condensed consolidated interim financial statements included elsewhere in this Report for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Report. Following this review and evaluation, the principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Internal Control over Financial Reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable and not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
In the March 2026 PIPE, Gregory H. Bailey, M.D., a current member of our Board of Directors, acting as lead investor, and certain other investors, purchased shares of the Company’s common stock, pre-funded warrants, and redeemable warrants. As a result of this transaction, and following the receipt of stockholder approval and the exercise of certain of these warrants, Dr. Bailey and the other investors acquired significant ownership interests in the Company, resulting in dilution to existing stockholders and increasing the influence of these investors over matters submitted to stockholders. Because the issuance of shares of our common stock to Dr. Bailey required stockholder approval under the rules of the NYSE American, Dr. Bailey received his allocation in the March 2026 PIPE in the form of pre-funded warrants that were not exercisable until such approval was obtained. At our 2026 Annual Meeting of Stockholders held on June 17, 2026, our stockholders approved the issuance of the shares of common stock underlying the securities held by Dr. Bailey, as well as an increase in our authorized common stock from 40,000,000 to 125,000,000 shares. Following receipt of such approval, the pre‑funded warrants became exercisable, and in June 2026 Dr. Bailey’s 6,666,667 pre-funded warrants were net exercised into shares of our common stock. As of November 10, 2026, Dr. Bailey beneficially owned approximately 44% of our common stock (including 3,333,333 shares issuable upon exercise of redeemable warrants held by him).
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
As of November 10, 2026, Gregory H. Bailey, M.D., a member of our Board of Directors (our “Board”) and Co‑Chairman of our Board, beneficially owned approximately 44% of our common stock (including shares issuable upon exercise of redeemable warrants held by him), and Juvenescence beneficially owned approximately 16% of our common stock (including shares issuable upon exercise of certain warrants held by them). Dr. Bailey is the Executive Chairman and a co-founder of Juvenescence, and Richard Marshall, CBE, M.D., Ph.D., another member of our Board, is the Chief Executive Officer of Juvenescence. Although Dr. Bailey and Juvenescence are separate beneficial owners of our common stock and report their holdings separately, their interests are closely aligned.
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
The issuance and sale of our common stock to Roth may cause dilution to our other stockholders and the sale of the shares of common stock acquired by Roth, or the perception that such sales may occur, could cause the price of our common stock to decrease.

On August 21, 2026, we entered into the Roth Committed Equity Facility with Roth, pursuant to which Roth has committed to purchase up to $25,000,000 of shares of our common stock, upon the terms and subject to the conditions set forth in the Roth Committed Equity Facility. The shares of our common stock that may be issued under the Roth Committed Equity Facility may be sold by us to Roth at our discretion from time to time over a 36-month period following the effective date of the registration statement related to the Roth Committed Equity Facility, subject to certain conditions. The purchase price for the shares that we may sell to Roth under the Roth Committed Equity Facility will fluctuate based on the market price of our common stock. Depending on demand and market liquidity at the time, sales of such shares by Roth may cause the trading price of our common stock to decrease.

We have the right to control the timing and amount of any future sales of our shares to Roth, subject to certain limitations set forth in the Roth Committed Equity Facility. Any sales of our common stock to Roth will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Roth all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Roth Committed Equity Facility. If and when we sell shares to Roth, Roth may then resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, our sales to Roth could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Roth, or the anticipation of such sales, could make it more difficult for us to sell equity or equity‑related securities in the future at a time and at a price that we might otherwise wish to effect sales.
The following risk factors update the corresponding risk factors set forth in the Form 10-K:

We have a history of operating losses and negative cash flows, and although our recent financings improved our liquidity and stockholders’ equity, substantial doubt about our ability to continue as a going concern continues to exist.
As disclosed in the Form 10-K, the report of our independent registered public accounting firm on our audited consolidated financial statements as of and for the year ended December 31, 2025 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. In March and April 2026, we completed the March 2026 PIPE, resulting in aggregate gross proceeds of approximately $21.2 million, and we have also raised capital under our at-the-market offering program and aggregate proceeds of approximately $1.9 million under our Roth Committed Equity Facility. As of September 30, 2026, we had cash and cash equivalents of approximately $19.4 million, total stockholders’ equity of approximately $13.9 million and an accumulated deficit of approximately $84.7 million. Management has concluded that our existing cash and cash equivalents are not expected to be sufficient to fund our operations for the 12 months following the issuance of our unaudited condensed consolidated interim financial statements for the period ended September 30, 2026, and that substantial doubt about our ability to continue as a going concern continues to exist. We will require substantial additional financing to advance SER-252 and our other programs, and such financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate one or more of our research and development programs.

We are operating under an accepted plan to regain compliance with the continued listing standards of the NYSE American; if we fail to regain and maintain compliance, our common stock could be delisted.
On January 9, 2026, we received notice from the NYSE American that we were not in compliance with the continued listing standard set forth in Section 1003(a)(i) and (ii) of the NYSE American Company Guide, based on stockholders’ equity of approximately $1.6 million reported in our Quarterly Report on Form 10‑Q for the fiscal period ended September 30, 2025, which was below both the $2.0 million stockholders’ equity requirement of Section 1003(a)(i) and the $4.0 million requirement of Section 1003(a)(ii), together with reported losses from continuing operations and/or net losses in two of our three, and three of our four, most recent fiscal years. We submitted a compliance plan on February 8, 2026, and on March 24, 2026 the NYSE American notified us that it had accepted our plan, permitting our common stock to continue to be listed during a plan period through July 9, 2027, subject to periodic review, including quarterly monitoring, for compliance with the plan. As of September 30, 2026, our total stockholders’ equity was approximately $13.9 million; however, our continued listing remains subject to the NYSE American’s ongoing review under the plan, and there can be no assurance that we will maintain compliance with the continued listing standards. If we fail to do so, the NYSE American may commence delisting proceedings, which could reduce the trading volume, price and liquidity of our common stock and impair our ability to raise capital.

The completion of the March 2026 PIPE significantly changed our capital structure, and the exercise of outstanding warrants and other potential issuances could result in substantial dilution.
In connection with the closing of the March 2026 PIPE, (i) all outstanding shares of our Series A Preferred Stock, together with accrued but unissued paid-in-kind dividends, automatically converted into shares of our common stock (resulting in the issuance of approximately 2.2 million shares), and (ii) the Senior Unsecured Convertible Promissory Note entered into on September 9, 2025 was amended to remove any further obligations to borrow or lend funds thereunder. At our 2026 Annual Meeting of Stockholders held on June 17, 2026, our stockholders approved an increase in our authorized common stock from 40,000,000 to 125,000,000 shares, and, following that approval, an aggregate of 8.2 million pre‑funded warrants were net exercised into shares of our common stock in June 2026. As of November 10, 2026, we had 26,569,458 shares of common stock outstanding, and we had outstanding redeemable warrants and other securities exercisable for or convertible into additional shares of common stock. The exercise of these warrants, sales under our at-the-market offering program, shares sold under our Roth Committed Equity Facility, and any future issuances of equity or equity-linked securities to fund our operations could result in substantial dilution to our stockholders and could cause the market price of our common stock to decline.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Certain Trading Arrangements
During the three months ended September 30, 2026, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Elimination of Series A Convertible Preferred Stock of Serina Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on October 5, 2026.	8-K	001-38519	3.1	10/9/2026

10.1	Amended and Restated Employment Agreement, dated as of July 19, 2026, by and among Serina Therapeutics, Inc., Serina Therapeutics (AL), Inc., and Steve Ledger.	8-K	001-38519	10.1	7/23/2026

10.2	Common Stock Purchase Agreement, dated as of August 21, 2026, by and between Serina Therapeutics, Inc. and Roth Principal Investments, LLC.	S-1	333-298536	10.21	8/24/2026

10.3	Registration Rights Agreement, dated as of August 21, 2026, by and between Serina Therapeutics, Inc. and Roth Principal Investments, LLC.	S-1	333-298536	10.22	8/24/2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERINA THERAPEUTICS, INC.

Date: November 12, 2026	/s/ Steve Ledger
Steve Ledger
Chief Executive Officer

Date: November 12, 2026	/s/ Gregory S. Curhan
Gregory S. Curhan
Chief Financial Officer and Principal Accounting Officer